Form 10-Q
period 1996-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 1996-05-14
CIK 867963

                       Securities And Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED MARCH 31, 1996
                       Commission File Number:  000-18839

                                _______________

                     UNITED AMERICAN HEALTHCARE CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)
                                _______________
     Michigan                                              38-2526913
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                     1155 Brewery Park Boulevard, Suite 200
                            Detroit, Michigan  48207
                                 (313) 393-0200
    (Address of principal executive offices including zip code and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



                         6,560,941 Common Shares as of
                                  May 14, 1996

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I: FINANCIAL INFORMATION


    Item 1.    Financial Statements
               Consolidated Balance Sheets--March 31, 1996
                and June 30, 1995                                             1
               Consolidated Statements of Operations-- Three and Nine Months
                Ended March 31, 1996 and 1995                                 2
               Consolidated Statements of Cash Flows-- Nine Months
                Ended March 31, 1996 and 1995                                 3
               Notes to Consolidated Financial Statements                     4

    Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7


PART II: OTHER INFORMATION
    Item 1.    Legal Proceedings                                             15
    Item 2.    Changes in Securities                                         15
    Item 3.    Defaults Upon Senior Securities                               15
    Item 4.    Submission of Matters to a Vote of Security Holders           15
    Item 5.    Other Information                                             15
    Item 6.    Exhibits and Reports on Form 8-K                              16


SIGNATURES                                                                   17

EXHIBITS                                                                     18

            United American Healthcare Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS


                   ASSETS                                        March 31, 1996            June 30, 1995
                                                                 --------------            -------------
                                                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $ 25,239,298             $  6,197,656
  Restricted funds                                                    987,154                        -
  Marketable securities                                             4,748,712                7,267,887
  Accounts receivable
    Commission and service fees                                     6,690,326                4,917,021
    Capitation                                                      5,595,171                        -
    Related parties                                                   752,161                  624,578
    Other                                                             385,969                  628,432
                                                                 ------------             ------------
                                                                   13,423,627                6,170,031
  Refundable income taxes                                           4,268,739                1,810,414
  Prepaid expenses and other                                        2,753,153                  669,284
                                                                 ------------             ------------
          Total current assets                                     51,420,683               22,115,272


FURNITURE AND EQUIPMENT- AT COST                                   11,251,999                9,255,156
    Less accumulated depreciation and amortization                 (5,012,289)              (3,486,344)
                                                                 ------------             ------------
                                                                    6,239,710                5,768,812


INTANGIBLE ASSETS                                                  16,006,568                6,595,864
    Less accumulated amortization                                  (2,020,155)              (1,197,591)
                                                                 ------------             ------------
                                                                   13,986,413                5,398,273

INVESTMENTS IN AND ADVANCES
   TO AFFILIATES                                                            -                2,545,561

OTHER ASSETS
  Marketable securities                                             3,709,362                4,071,117
  Long-term accounts and notes receivable - related  parties        3,786,840                7,869,780
  Statutory reserves                                                8,000,485                5,100,000
  Software development costs                                        3,853,390                2,395,036
  Sundry                                                            2,354,909                1,884,965
  Deferred income taxes                                               133,873                  606,511
                                                                 ------------             ------------
                                                                   21,838,859               21,927,409
                                                                 ------------             ------------
                                                                 $ 93,485,665             $ 57,755,327
                                                                 ============             ============


                   LIABILITIES                                   March 31, 1996            June 30, 1995
                                                                 --------------            -------------
                                                                              (Unaudited)
CURRENT LIABILITIES
  Current portion of long-term debt                              $  2,912,500             $  1,400,000
  Accounts payable - trade                                          2,677,287                2,328,724
  Medical claims payable                                           17,002,055                        -
  Claims savings payable                                           11,259,917                        -
  Accrued liabilities
    Related party                                                   3,024,958                1,250,000
    Salaries and wages                                                543,360                  790,427
    Vacation and sick pay                                           1,029,871                1,003,239
    Payroll and other taxes                                                 -                  301,374
                                                                 ------------             ------------
                                                                    4,598,189                3,345,040
                                                                 ------------             ------------

          Total current liabilities                                38,449,948                7,073,764


LONG-TERM DEBT, LESS CURRENT
   PORTION                                                         14,970,980                9,074,437



ACCRUED RENT                                                        1,177,058                1,099,011



STOCKHOLDERS' EQUITY
  Preferred shares - authorirized
    5,000,000 shares; none issued                                           -                        -
  Common shares - authorized,
    15,000,000 shares; issued
     6,560,941 shares                                              10,625,382               10,625,382
  Retained earnings                                                28,470,460               30,159,190
  Unrealized net holding losses
     on marketable securities                                        (208,163)                (276,457)
                                                                 ------------             ------------
                                                                   38,887,679               40,508,115
                                                                 ------------             ------------
                                                                 $ 93,485,665             $ 57,755,327
                                                                 ============             ============




       The accompanying notes are an integral part of these statements.

            United American Healthcare Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             MARCH 31,                          MARCH 31,
                                                                     ----------------------------       --------------------------
                                                                        1996            1995             1996            1995
                                                                     ------------    ------------      -----------    ------------
                                                                               (Unaudited)                     (Unaudited)
REVENUES
  Capitation                                                         $ 13,426,096    $          -     $ 13,426,096    $          -
  Management fees from related parties                                 10,673,850      14,500,901       37,512,200      42,966,496
  Commission and service fees                                           3,129,304       2,843,685        8,476,180       6,542,125
  Interest and other                                                      547,273         409,310        1,568,088       1,214,888
                                                                     ------------    ------------      -----------    ------------
        Total revenues                                                 27,776,523      17,753,896       60,982,564      50,723,509

EXPENSES
  Medical expenses                                                     11,218,903               -       11,218,903               -
  Salaries, fringe benefits and payroll taxes                           8,371,165       6,577,919       23,573,762      18,600,850
  Promotion and advertising                                             1,456,739         818,042        3,798,641       2,861,574
  Depreciation and amortization                                         1,170,274         636,152        2,621,091       1,738,314
  Interest expense                                                        296,929         144,164          673,429         340,037
  General, administrative and other operating expenses                  5,359,134       4,773,785       15,333,657      13,206,572
  Contract settlement                                                           -               -        9,684,974               -
  Equity in net (earnings) losses of unconsolidated affiliates            343,361         555,407       (2,553,163)      1,360,838
                                                                     ------------    ------------      -----------    ------------
        Total expenses                                                 28,216,505      13,505,469       64,351,294      38,108,185
                                                                     ------------    ------------      -----------    ------------

        (Loss) earnings before income tax expense                        (439,982)      4,248,427       (3,368,730)     12,615,324

  Income tax expense (credit)                                             394,000       2,101,000       (1,680,000)      5,313,000
                                                                     ------------    ------------      -----------    ------------

          NET (LOSS) EARNINGS                                        $   (833,982)   $  2,147,427     $ (1,688,730)   $  7,302,324
                                                                     ============    ============      ===========    ============

NET (LOSS) EARNINGS PER COMMON SHARE                                ($       0.13)   $       0.33    ($       0.26)   $       1.11
                                                                     ============    ============      ===========    ============





        The accompanying notes are an integral part of these statements.

            United American Healthcare Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE  MONTHS ENDED
                                                                       MARCH 31,
                                                         -----------------------------------
                                                            1996                     1995
                                                         -----------             ------------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings                                    ($1,688,730)            $ 7,302,324
  Adjustments to reconcile net (loss) earnings to
    net cash provided from operating activities
      Bad debt expense                                       309,728                    -
      Loss on disposal of assets                              18,932                    -
      Depreciation and amortization                        2,621,091               1,738,314
      Accrued rent                                            78,047                 234,909
      Contract settlement                                  9,684,974                    -
      Deferred income taxes (credit)                         877,882                 (84,276)
      Equity in net (earnings) losses of unconsolidated
        affiliates                                        (2,553,162)              1,360,838
      Changes in assets and liabilities
        Decrease in restricted funds                         169,365                    -
        (Increase) in accounts receivable                 (2,028,052)             (2,302,413)
        (Increase) in refundable income taxes             (2,458,325)                (65,209)
        (Increase) in prepaid expenses and other          (1,149,953)               (171,074)
        (Increase) in statutory reserves                    (218,413)             (5,000,000)
        (Decrease) increase  in accounts payable          (1,066,650)                 58,922
        Increase (decrease) in accrued liabilities         1,253,149                (209,663)
        (Decrease) in medical claims payable                 855,986                    -
        (Decrease) in claim savings payable                   12,321                    -
        (Decrease) in federal income taxes                     -                     (98,673)
                                                         -----------             ------------
            Total adjustments                              6,406,920              (4,538,325)
                                                         -----------             ------------
            Net cash provided from operating activities    4,718,190               2,763,999

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities              2,813,885               5,719,382
  Purchase of marketable securities                            -                  (2,090,504)
  Purchase of furniture and equipment                     (1,907,401)             (2,538,128)
  Increase in intangible assets                           (6,657,386)                   -
  Investments in and advances to affiliates               (6,167,234)             (2,452,097)
  (Increase) in sundry assets                               (264,136)             (2,792,306)
  (Increase) in software development costs                (1,458,354)                   -
  (Increase) in long term accounts and notes receivable   (2,098,570)                   -
  Loans to related party                                       -                  (1,318,250)
  Acquisition of businesses, net of cash acquired         22,653,605                    -
                                                         -----------             ------------
            Net cash provided from (used in) investing
              activities                                   6,914,409              (5,471,903)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit                          9,089,252                5,600,000
  Borrowings under long-term debt                              -                        -
  Payments made on long-term debt                         (1,680,209)              (1,058,896)
                                                         -----------             ------------
            Net cash provided from financing activities    7,409,043                4,541,104
                                                         -----------             ------------

            Net increase in cash and cash equivalents     19,041,642                1,833,200

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           6,197,656                3,175,517
                                                         -----------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $25,239,298             $  5,008,717
                                                         ===========             ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for
    Interest                                             $   673,000             $    337,000
                                                         ===========             ============
    Income taxes                                         $   589,000             $  5,318,000
                                                         ===========             ============


        The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (Unaudited)

NOTE A- BASIS OF PREPARATION

     The financial statements as of and for the nine months ended March 31, 1996 and 1995 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation thereof. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1996. Audited June 30, 1995 financial statements can be found in the Company's most recent Form 10-K, with accompanying footnotes.

     The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Intercompany transactions and balances have been eliminated.

NOTE B - ACQUISITIONS

     On January 31, 1996, the Company through its subsidiary United American of Tennessee ("UA-TN"), purchased an additional 25% of the voting common stock, and 100% of the preferred stock, of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common and preferred stock of OmniCare-TN was $2,319,334. The acquisition was accounted for under the purchase method of accounting.

     On January 29, 1996, the Company through its subsidiary, United American of Florida ("UA-FL") purchased an additional 20.6% of the voting common stock, of Ultramedix Health Care Systems, Inc. ("Ultramedix"). This increased the Company's ownership in the voting common stock of Ultramedix to 51%. The purchase price for the additional common and preferred stock of Ultramedix was $1,931,355. The acquisition was accounted for under the purchase method of accounting. In March 1996, the Company, through it's UA-FL subsidiary, invested an additional $2,300,000 in Ultramedix, in satisfaction of applicable net worth and surplus requirements. Of the $2,300,000, $860,000 was made pursuant to a Subordinated Promissory Surplus Note dated March 29, 1996 and the balance was made pursuant to a Subscription Agreement for 421 shares of Ultramedix common stock. As of the date hereof, the Subscription Agreement had not been accepted by Ultramedix shareholders. If accepted, this would increase the Company's ownership in Ultramedix to approximately 66%. If Ultramedix's shareholders fail to accept the Subscription Agreement, the entire investment will be converted to additional surplus under the Subordinated Promissory Surplus Note.

     The excess purchase price over the fair value of the assets acquired of approximately $6,000,000 has been recorded as goodwill, with a life of ten years. The purchase prices and the allocation of the purchase prices to the fair value of net assets acquired are based on estimates which may be revised at a later date, pending the finalization of purchase documents, which the Company expects will occur prior to June 30, 1996.

The following unaudited pro forma consolidated results of operations assume that the Tennessee and Florida purchases occurred on July 1, 1994 and 1995, respectively:


                                                Nine months ended March 31,
                                                ---------------------------
                                                1996                   1995
                                                ----                   ----
Total revenues...........................   $103,180,335           $158,313,165
Net earnings  (loss).....................     (2,689,894)             4,760,788
Earnings (loss) per common share.........   $       (.41)          $        .73


The comparative pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred on the dates indicated or which may be obtained in the future.

NOTE C- NET (LOSS) EARNINGS PER COMMON SHARE

     Net (loss) earnings per share is based on the average number of shares of common stock outstanding during each period. The number of shares used in the computation of (loss) earnings per share is 6,560,941 for the nine months ended March 31, 1996 and 1995.

NOTE D- COMMITMENTS AND CONTINGENCIES

     Pursuant to the contingent promissory note dated May 7, 1993 and as amended May 13, 1996 related to the May 7, 1993 acquisition of CHF, the Company, depending upon CHF's earnings over seven years from the acquisition date, could increase the purchase price by a maximum amount of $6,598,000. Through March 31, 1996, the purchase price has been increased by approximately $4,459,000.

     As previously reported by the Company, the Company is a named defendant in two class action lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. The complaints allege that the Company and certain senior officers, as signers of reports filed with the Securities and Exchange Commission, violated the anti-fraud provisions of federal securities laws. The Company and the officers jointly filed motions to dismiss both of the class actions based on the allegations of the lawsuits. The Company and the officers contend that they disclosed all material facts during the alleged class period and that whatever material facts they did not disclose, if any, were already available in the financial marketplace. Both motions are currently pending before the Court. The Company is awaiting the Court's decision with regard to the motions to dismiss, which was heard on March 23, 1996. Company management believes that it remains too early to form an opinion regarding the potential financial impact of the lawsuits on the Company. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuits, subject to reimbursement by any named officer in the event he is found not to be entitled to such indemnification.

     In addition, the Company is aware that the previously reported investigation by the state of Tennessee's TennCare program, by the U.S. Attorney in the Western District of Tennessee, in cooperation with a federal grand jury and the United States Postal Inspectors Office, and by the Tennessee Bureau of Investigation, is continuing. The Company and OmniCare-TN have not been formally charged with wrongdoing and are cooperating in these investigations. The Company cannot predict the ultimate outcome of these investigations and proceedings or the potential financial impact on its business, if any.

     As previously reported, in November 1995 OmniCare-TN and representatives from various agencies of the State of Tennessee reached a settlement, in principle, on outstanding issues concerning findings by the Comptroller Division of Audit and certain additional issues raised by OmniCare-TN. OmniCare-TN received an HMO license from TennCare on March 13, 1996. OmniCare-TN's application for a commercial HMO license is currently being processed by the Tennessee Department of Commerce and Insurance.
OmniCare-TN is further pursuing a premium tax refund, which had been agreed to by TennCare as part of the settlement in December 1995.

NOTE E- DEBT

     In November 1995, the Company entered into an agreement amending an earlier loan agreement that increased the line of credit and converted prior borrowings under a line of credit to a term loan. Based on the revised agreement, the Company has a $20,000,000 unsecured line-of-credit commitment that expires in November 1997 and bears interest at prime or 1% over the one, two, three or nine month LIBOR rate. The Company's outstanding borrowings at March 31, 1996 were $9,089,252.

     As noted above the Company in November 1995, entered into an agreement converting $6,050,000 in borrowings under a line of credit to a term loan. This term loan bears interest at prime or 1.25% over the one, two, three or nine month LIBOR rate. The monthly principal payable is approximately $126,000, with the loan due in November 1999. The outstanding balance at March 31, 1996 is $5,419,792.

     In August 1993, the Company entered into a $7,000,000 bank term loan agreement. The term loan bears interest at prime or 1.5% over the nine month LIBOR rate, not to exceed a total rate of 6.5% per annum. The monthly principal payable is approximately $117,000 with the loan due in August 1998. Covenants of the term loan agreement provide for certain net worth and financial ratio requirements. The loan is collateralized by all the assets of the Company. The Company's outstanding borrowings at March 31, 1996 were $3,374,436.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION

MARCH 31, 1996 COMPARED TO JUNE 30, 1995

     The Company's financial condition at March 31, 1996 was impacted by several factors relative to June 30, 1995. The principal sources of funds for the Company during the nine months ended March 31, 1996 were $4,718,190 provided from net operating activities, net sales of marketable securities of $2,813,885, line of credit borrowings of $9,089,252, the acquisition of businesses, net of cash acquired of $22,653,605, offset by furniture and equipment additions of $1,907,401, increase in intangible assets of $6,657,386, investments in and advances to affiliates of $6,167,234, increases in sundry assets and development costs of $264,136 and $1,458,354 respectively, increase in long term accounts and notes receivable from related parties of $2,098,570, and $1,680,209 to repay long term debt. These changes resulted in a net increase in cash and cash equivalents of $19,041,642.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31,
1995

     On January 29 and 31, 1996, the Company through its subsidiaries, UA-FL and UA-TN, purchased an additional 20.6% and 25% of the voting common stock, and 100% of the preferred stock, of Ultramedix and OmniCare-TN, respectively. This increased the Company's ownership in the voting common stock of Ultramedix and OmniCare-TN to 51% and 75%, respectively. The acquisitions were accounted for under the purchase method of accounting. The consolidated results include the activities of these majority owned subsidiaries effective from the dates of acquisition and significantly impact the statement of operations.

     Total revenues for the nine months ended March 31, 1996 were $60,982,564, an increase of $10,259,055 (20%) over revenues of $50,723,509 for the nine months ended March 31, 1995.

     Capitation revenues and medical expenses of OmniCare-TN and Ultramedix, from the dates of acquisition through March 31, 1996 were $13,426,096 and $11,218,903, respectively. The medical loss ratio for OmniCare-TN and Ultramedix for this two month period was approximately 85% and 78%, respectively. It is anticipated that OmniCare-TN's loss ratio will decrease as it now operates as a licensed TennCare HMO as opposed to its previous contractual relation with TennCare as a preferred provider organization which fixed medical cost at 90%. The State of Tennessee prospectively disenrolled approximately 3,400 members in April 1996. The State of Tennessee indicated these members were disenrolled because of undeliverable returned questionnaires. OmniCare-TN has contested this disenrollment with TennCare on the basis that the disenrollment was in violation of the contract between TennCare and OmniCare-TN.

     The Company anticipates that Medicaid enrollment in Ultramedix may be reduced by June 30, 1996. The disenrollment would be required to assure compliance by Ultramedix with a HCFA regulation which requires that Ultramedix have a 75% medicaid/25% commercial enrollment mix by June 30, 1996. Ultramedix is pursuing a one year extension application of the 75%/25% mix requirement with HCFA and the Florida Agency for Health Care Administration ("AHCA"). The Ultramedix contract with AHCA is subject to renewal on June 30, 1996. While no assurances can be given, the Company believes that the contract will be renewed.

     Based on certain assumptions, including an 80% medical loss ratio and a 15% management fee expense, the monthly operating income before income taxes for OmniCare-TN is projected to be 5% of net capitation. Based on the current enrollment of approximately 52,000 at an average capitation rate of approximately $105, and assuming an effective tax rate of 42%, the Company estimates its 75% equity interest in OmniCare-TN could generate net earnings of approximately $360,000 for the fiscal 1996 fourth quarter. The Company does not expect any equity contributions from Ultramedix until the enrollment mix requirements are resolved. In fact, as required by accounting literature, the Company will absorb 100% of any losses from Ultramedix, as the minority interest does not have the investment basis to absorb its share of the losses. The Company will recover any minority interest losses absorbed from future earnings of Ultramedix.

     Management fees were $37,512,200 for the nine months ended March 31, 1996, a $5,454,296 (13%) decrease from fees of $42,966,496 for the nine months ended March 31, 1995, due in part to: (i) increased operating revenues of OmniCare Health Plan-Michigan ("OmniCare-MI") due primarily to an increase in the enrollment and premium rates of approximately 2%, which resulted in increased management fees of approximately $921,000; (ii) increased operating revenues of Personal Physician Care ("PPC") due to increased enrollment of approximately 20%, which resulted in increased management fees of approximately $923,000, and
(iii) decreased management fees of $475,000 from approximately $1,288,000 for the nine months ended March 31, 1995 to $813,000 for the nine months ended March 31, 1996 related to the Company's administration of OmniCare-MI's coordination of benefits ("COB") program. The difference is due to the timing of recognizing the revenues. Total COB management fees earned by the Company based on OmniCare-MI's calendar year have been comparable for the past two years ($1,288,000 in 1994 compared to $1,398,000 in 1995).

     Under the Company's Ultramedix management agreement, which became effective February 1, 1994, and amended February 1995, the Company is reimbursed the administrative cost to manage the plan plus 3/4 of 1% of the Plan's gross revenues. For the nine months ended March 31, 1996, the Company recognized approximately $3,156,000 in management fees, compared to $3,680,000 for the nine months ended March 31, 1995, a decrease of $524,000 (14%). The decrease is due to the elimination of February and March 1996 management fees of approximately $884,000 in consolidation, offset by increased cost reimbursed operating expenses.

     Management fees related to the Company's management of OmniCare-TN decreased approximately $6,270,000 (54%), from $11,630,000 for the nine months ended March 31, 1995, to fees of $5,360,000 for the nine months ended March 31, 1996, due primarily to: (i) an approximate 28% decrease in enrollment member months that resulted from a decrease in enrollment from approximately 72,000 members at March 31, 1995 to approximately 52,000 members at March 31, 1996, due to several factors including (a) the Bureau of TennCare's termination of coverage for working uninsured who were delinquent in the payment of their premiums to the State under the TennCare program and the Bureau's determination that approximately 4,500 enrollees were ineligible in December 1994. The decrease in enrollment resulted in a reduction of management fees to the Company of approximately $3,750,000; (ii) a decrease in management fees due to the change in terms of the revised management agreement of approximately $3,200,000; (iii) a 10% rate increase which resulted in increased management fees to the Company of approximately $1,230,000; (iv) various rate and adverse selection retroactive adjustments resulted in an increase of management fees of approximately $431,000, and (v) a decrease in management fees of approximately $1,022,000 due to the elimination of February and March 1996 management fees in consolidation.

     Commission and service fees relate primarily to the activities of Corporate Healthcare Financing, Inc. ("CHF") and represent contract renewals and new contracts for the nine months ended March 31, 1996. The revenue recognition policy is to recognize the contract period revenue in the effective month of the coverage. Commission and service fees were $8,476,180 for the nine months ended March 31, 1996, a $1,934,055 (30%) increase over fees of $6,542,125 for the same period last year. Approximately $1,127,000 of the increase is due to the net increase in the number of groups (109 to 140) and approximately $210,000 of the increase is due to the increase in the net average revenues per group ($46,000 to $48,000). Additionally, revenues of Statutory Benefits Management Corporation ("SBMC"), and United American Network Systems ("UANS") wholly owned subsidiaries of CHF, which began operations in October 1993 and March 1994, respectively, increased by approximately $500,000 and $50,000, respectively, due to new programs and groups.

     Interest and other income for the nine months ended March 31, 1996 was $1,568,088, an increase of $353,200 (29%) over income of $1,214,888 for the comparable period last year OmniCare-TN and Ultramedix interest represented approximately $280,000 of the increase.

     Total expenses for the nine months ended March 31, 1996 were $64,351,294, an increase of $26,243,109 (69%) over expenses of $38,108,185 for the nine months ended March 31, 1995.

     As noted above medical expenses of the consolidated HMO's was $11,218,903 for the periods from acquisition through March 31, 1996.

     Salaries, fringe benefits and payroll taxes increased $4,972,912 (27%) from $18,600,850 for the nine months ended March 31, 1995 to $23,573,762 for the nine months ended March 31, 1996. The increase is attributable primarily to the number of new employees. For the comparable nine months ending March 31, 1995 and 1996 the number of employees increased from approximately 500 to 625. The increase in the number of employees is due primarily to increased marketing efforts, new programs and the maturation of start-up operations. Additionally, effective July 1, 1995, the company granted an average salary increase of approximately 5%.

     Promotion and advertising increased $937,067 (33%) from $2,861,574 for the nine months ended March 31, 1995 to $3,798,641 for the comparable period this year. The consolidation of the

HMO's represent approximately $206,000 of the increase. Printing, duplication and graphics and public relations increased approximately $200,000 and $100,000, respectively. The overall increased marketing efforts contributed to the increase in the managed plans' enrollment, excluding Tennessee, where marketing costs were minimal.

     The $882,777 (51%) increase in depreciation and amortization from $1,738,314 for the nine months ended March 31, 1995 to $2,621,091 for the nine months ended March 31, 1996 was due primarily to depreciation taken on approximately $5,400,000 in furniture and equipment acquired over the past twenty four months, as well as the commencement of amortization of goodwill relating to the additional HMO interests acquired and the Company's new client server software in the third quarter.

     Interest expense for the nine months ending March 31, 1996 was $673,429, a $333,392 (98%) increase from the comparable period last year of $340,037. The increase relates primarily to long-term borrowings of approximately $9,100,000 and $5,600,000 in fiscal 1996 and 1995, respectively. Interest expense is expected to continue to increase as debt funding is used for expansionary initiatives.

     General, administrative and other operating expenses increased $2,127,085 (16%) from $13,206,572 for the nine months ended March 31, 1995 to $15,333,657 for the nine months ended March 31, 1996, due primarily to: (i) a decrease in bad debt expense resulting from the reversal of a $355,000 valuation allowance established in June 1995 representing a charge to adjust the carrying value of the Company's investments, advances and notes receivable from and related to OmniCare-TN to their estimated fair values at June 30, 1995; (ii) a $684,000 increase in the valuation allowance related to notes receivable from HealthScope and Ultramedix; (iii) increased occupancy expense of $950,000 including $486,000 related to the Pennsylvania operations; (iv) a net decrease in professional services of approximately $280,000, including increases in legal of $600,000 and accounting of $190,000 due primarily to regulatory issues in Tennessee and investor class action litigation, consolidated HMO expenses of approximately $108,000 and other net increases of $140,000, offset by decreases in broker commissions of $780,000, due primarily to UA-FL shifting commission costs from professional services to internal salary expense, consulting cost of $360,000 due primarily to the reduction of computer access fees and recruitment fees of $170,000; (v) an increase in administrative costs, which includes insurance, license and fees, employee related expenses, property tax, charitable contributions and others of approximately $537,000 and consolidated HMO expenses of approximately $385,000 including premium tax expense of $223,000 and management fees of $162,000; (vi) an increase in consumable supplies of approximately $260,000, and (vii) a decrease in travel related cost of $132,000.

     Contract settlement expense was $9,684,974 for the nine months ended March 31, 1996. This expense represents a one-time non-recurring net charge to adjust management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement as approved by the State of Tennessee in November 1995, retroactive to January 1, 1994. The contract settlement charge represents the effect of retroactively applying the provisions of the revised management agreement from January 1, 1994 to September 30, 1995. The effect on management fees for the quarter ending December 31, 1995 of approximately $615,000 is reflected as a reduction of management fee revenues during that quarter. The effect on management fee revenues for the period January 1, 1994 to September 30, 1995, as adjusted in December 1995, was a reduction in management fees of approximately $11,702,000, offset by a decrease in goodwill of approximately $622,000 related to the Company's 50% equity ownership in OmniCare-TN. Additionally, the contract settlement charge was reduced by the $1,395,000 reversal of the valuation allowance established in June 1995 representing a charge to adjust the carrying value of the Company's investments, advances and notes receivable from and related to OmniCare-TN to their estimated fair values at June 30, 1995. The one-time impact of this adjustment on earnings per share was approximately $.86.

     Equity in net earnings of unconsolidated affiliates of $2,553,163 for the nine months ended March 31, 1996 was due to the Company's recognition of its 50% share of net earnings from OmniCare-TN of $2,818,072, offset by losses as a 30.4% shareholder of Ultramedix of $264,908. This was a $3,914,002 (288%) change from net losses of $1,360,838 for the nine months ended March 31, 1995. Effective on the dates of acquisition of OmniCare-TN and Ultramedix, the Company consolidates these affiliates rather than using the equity method of accounting.

     As a result of the foregoing, the Company recognized losses before income taxes of $3,368,730 for the nine months ended March 31, 1996, compared to earnings before income taxes of $12,615,324 for the nine months ended March 31, 1995, a decrease of $15,984,054 (127%). The effective tax rate increased from approximately 42% to 49% for the respective nine months ended March 31, 1995 and 1996, primarily due to the current year reversal of valuation allowances and the effects of state income tax.

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Total revenues for the three months ended March 31, 1996 were $27,776,523, an increase of $10,022,627 (56%) from revenues of $17,753,896 for the three months ended March 31, 1995.

     Capitation revenues and medical expenses related to the consolidation of OmniCare-TN and Ultramedix, from the dates of acquisition through March 31, 1996 were $13,426,096 and $11,218,903, respectively.

     Management fees were $10,673,850 for the three months ended March 31, 1996, a $3,827,051 (26%) decrease from fees of $14,500,901 for the three months ended March 31, 1995, in part to: (i) increased operating revenues of OmniCare-MI due primarily to a decrease in enrollment and an increase in premium rates of approximately 1% and 2%, respectively, which resulted in a net increase in management fees of approximately $140,000, and (ii) increased operating revenues of PPC due to an increase in enrollment and premium rates of approximately 29% and 2%, respectively, which resulted in increased management fees of approximately $480,000.

     Management fees related to the Company's management of Ultramedix decreased approximately $798,000 (65%), from fees of approximately $1,235,000 for the three months ended March 31, 1995 to fees of $437,000 for the three months ended March 31, 1996. The decrease is due to the elimination of February and March 1996 management fees of approximately $884,000 in consolidation.

     Management fees related to the Company's management of OmniCare-TN decreased approximately $3,611,000 (87%), from $4,157,000 for the three months ended March 31, 1995, to fees of $546,000 for the three months ended March 31, 1996, due to: (i) an approximate 28% decrease in enrollment due primarily to the Bureau Of TennCare's termination of coverage for working uninsured who were delinquent in the payment of their premiums and the determination by the State that approximately 4,500 enrollees were ineligible. The decrease in total enrollment resulted in a reduction of management fees to the Company of approximately $800,000; (ii) a decrease in management fees due to the change in terms of the revised management agreement of approximately $2,000,000; (iii) an 8% rate increase which resulted in increased management fees to the Company of approximately $240,000; and (iv) a decrease in management fees of approximately $1,022,000 due to the elimination of February and March 1996 management fees in consolidation.

     Commission and service fees relate primarily to the activities of CHF for the three months ended March 31, 1996. Commission and service fees were $3,129,304 for the three months ended March 31, 1996, a $285,619 (10%) increase from fees of $2,843,685 for the same period last year.

     Interest and other income for the three months ended March 31, 1996 was $547,273, an increase of $137,963 (34%) over income of $409,310 for the comparable period last year. OmniCare-TN and Ultramedix interest represented approximately $280,000 of the increase offset by a decrease in related party interest income.

     Total expenses for the three months ended March 31, 1996 were $28,216,505, an increase of $14,711,036 (109%) over expenses of $13,505,469 for the three months ended March 31, 1995.

     Medical expenses of the consolidated HMO's was $11,218,903 for the periods from acquisition through March 31, 1996.

     Salaries, fringe benefits and payroll taxes increased $1,793,246 (27%) from $6,577,919 for the three months ended March 31, 1995 to $8,371,165 for the comparable period this year. The increase is attributable primarily to the number of new employees. Salaries for the current quarter of approximately $5.8 million were comparable to the second quarter of $5.7 million.

     Promotion and advertising increased $638,697 (78%) from $818,042 for the three months ended March 31, 1995 to $1,456,739 for the comparable period this year. The consolidation of the HMO's represent approximately $206,000 of the increase and the balance due to increased electronic and print media activity.

     The $534,122 (84%) increase in depreciation and amortization from $636,152 for the three months ended March 31, 1995 to $1,170,274 for the three months ended March 31, 1996 was due primarily to depreciation taken on approximately $5,400,000 in furniture and equipment acquired over the past twenty four months, as well as the commencement of amortization of goodwill relating to the additional equity interests acquired and the Company's new client server software in the third quarter.

     Interest expense for the three months ending March 31, 1996 was $296,929, a $152,765 (106%) increase from the comparable period last year of $144,164. The increase relates primarily to increased long term borrowings.

     General, administrative and other operating expenses increased $585,349, (12%) from $4,773,785 for the three months ended March 31, 1995 to $5,359,134 for the three months ended March 31, 1996, due to: (i) a $142,000 increase in the valuation allowance related to notes receivable from HealthScope and Ultramedix; (ii) increased occupancy expense of $173,000; (iii) a net decrease in professional services of approximately $250,000, including increases in legal of $180,000 and accounting of $40,000 due primarily to regulatory issues in Tennessee and investor class action litigation, consolidated HMO expenses of approximately $108,000 and other net increases of $50,000, offset by decreases in broker commissions of $260,000, due primarily to UA-FL shifting commission costs from professional services to internal salary expense, consulting cost of $370,000 due primarily to the reduction of computer access fees; (iv) an increase in administrative costs, which includes insurance, license and fees, employee related expenses, property tax, charitable contributions and others of approximately $196,000 and consolidated HMO expenses of approximately $385,000 which includes premium tax expense of $223,000 and management fees of $162,000, and (vi) a decrease in consumable supplies and travel related expenses of $38,000 and $62,000, respectively.

     Equity in net losses of unconsolidated affiliates of $343,361 for the three months ended March 31, 1996 was due to the Company's recognition of its 50% share of net losses and adjustments from OmniCare-TN of $249,000 and as a 30.4% shareholder of Ultramedix of $94,000. This was a $212,046 (38%) change from net losses of $555,407 for the three months ended March 31, 1995.

     As a result of the foregoing, the Company recognized losses before income taxes of $439,982 for the three months ended March 31, 1996, compared to earnings before income taxes of $4,248,427 for the three months ended March 31, 1995, a decrease of $4,688,409 (110%). The effective tax rate increased from approximately 49% to 90% for the respective three months ended March 31, 1995 and 1996, primarily due to the current year reversal of valuation allowances, the effects of state income tax and other adjustments to the tax provision.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had (i) cash and cash equivalents and short-term marketable securities of $29,988,010 compared to $13,465,543 at June 30, 1995, $21,567,889 represents cash and cash equivalents of the majority owned HMO's (ii) working capital of $12,970,735 compared to $15,041,508 at June 30, 1995, and (iii) a current assets to current liabilities ratio of 1.3-to-1 and 3.1-to-1 at March 31, 1996 and June 30, 1995, respectively. The Company's financial condition at March 31, 1996 was impacted by several factors relative to June 30, 1995. The principal sources of funds for the Company during the nine months ended March 31, 1996 were $4,718,190 provided from net operating activities, net sales of marketable securities of $2,813,885, line of credit borrowings of $9,089,252, the acquisition of businesses, net of cash acquired of $22,653,605, offset by furniture and equipment additions of $1,907,401, increase in intangible assets of $6,657,386, investments in and advances to affiliates of $6,167,234, increases in sundry assets and development costs of $264,136 and $1,458,354 respectively, increase in long term accounts and notes receivable from related parties of $2,098,570, and $1,680,209 to repay long term debt. These changes resulted in a net increase in cash and cash equivalents of $19,041,642.

     Each of the Company's submissions of HMO license applications in Louisiana, Georgia and Pennsylvania is currently undergoing initial review by the respective state regulators. The Company provided a $1,000,000 letter of credit on behalf of OmniCare-LA and a $1,000,000 capital contribution to OmniCare-LA, in satisfaction of applicable statutory requirements. In addition, the Company funded $4,100,000 on behalf of OmniCare of Georgia, Inc. in satisfaction of applicable reserve and net worth requirements. The foregoing funds were provided by the Company in March 1995, from the line of credit arrangement. The Company anticipates additional funding requirements for its initiatives in Georgia, Louisiana and Pennsylvania in the approximate aggregate amount of $6,800,000, to be applied towards the establishment of statutory reserves and payment of pre-operational costs. The source for these funding requirements is anticipated to be a combination of cash reserves and debt borrowings.

     The total cost of the client server project is approximately $5,000,000. Cost to complete the project is approximately $1,200,000, and is anticipated to be funded from operations.

     The Company anticipates that additional cash flow and working capital may be necessitated by business expansion needs, including potential acquisitions and new marketing program requirements. The Company has submitted and expects to continue to submit proposals to governmental, quasi-governmental and private entities to provide managed care services. Management believes that, as it continues to pursue other contractual relationships, the Company's cash reserves, marketable securities, cash flows from operations and proceeds from borrowings will be sufficient to enable the Company to continue to develop its operations, support its anticipated business expansion and satisfy its working capital needs for the foreseeable future.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported by the Company, the Company is a named defendant in two class action lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. The complaints allege that the Company and certain senior officers, as signers of reports filed with the Securities and Exchange Commission, violated the anti-fraud provisions of federal securities laws. The Company and the officers jointly filed motions to dismiss both of the class actions based on the allegations of the lawsuits. The Company and the officers contend that they disclosed all material facts during the alleged class period and that whatever material facts they did not disclose, if any, were already available in the financial marketplace. Both motions are currently pending before the Court. The Company is awaiting the Court's decision with regard to the motions to dismiss, which was heard on March 23, 1996. Company management believes that it remains too early to form an opinion regarding the potential financial impact of the lawsuits on the Company. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuits, subject to reimbursement by any named officer in the event he is found not to be entitled to such indemnification.

     In addition, the Company is aware that the previously reported investigation by the state of Tennessee's TennCare program, by the U.S. Attorney in the Western District of Tennessee, in cooperation with a federal grand jury and the United States Postal Inspectors Office, and by the Tennessee Bureau of Investigation, is continuing. The Company and OmniCare-TN have not been formally charged with wrongdoing and are cooperating in these investigations. The Company cannot predict the ultimate outcome of these investigations and proceedings or the potential financial impact on its business, if any.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           Exhibit Number                Description of Document
           --------------                -----------------------
           3(ii)                         Amendment to the Company's Bylaws.

           4                             Amendment to CHF Contingent Note.

           27                            Financial Data Schedules


     (b)   Form 8-K filed with the       See Form 8-K filed with the Securities
           Securities and Exchange       and Exchange Commission on
           Commissionon April 19, 1996.  April 19, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNITED AMERICAN HEALTHCARE CORPORATION

Dated:  May 14, 1996                  By: /s/ Ronald R. Dobbins
                                      --------------------------------------
                                      Ronald R. Dobbins
                                      President & Chief Operating Officer


Dated:  May 14, 1996                  By: /s/ Jagannathan Vanaharam
                                      --------------------------------------
                                      Jagannathan Vanaharam
                                      Senior Vice President-Finance & Treasurer

                                 EXHIBIT INDEX


Exhibit Number                           Description of Document
- --------------                           -----------------------
      3(ii)                              Amendment to the Company's Bylaws.

      4                                  Amendment to CHF Contingent Note.

     27                                  Financial Data Schedule