Form 10-K
period 1996-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 1996-10-15
CIK 867963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        _______________________________

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                       Commission File Number:  000-18839
                        _______________________________

                     UNITED AMERICAN HEALTHCARE CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)
                        _______________________________


         Michigan                                  38-2526913
     (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)          Identification No.)

                     1155 Brewery Park Boulevard, Suite 200
                            Detroit, Michigan 48207
                                 (313) 393-0200
           (Address, including zip code, and telephone number,
     including area code of registrant's principal executive offices)
   --------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Shares, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ----      ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.


                                  $54,948,000

               (Based upon the closing price of the registrant's
                common shares on the NYSE on September 20, 1996)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                      As of September 20, 1996, there were
                      6,560,941 Common Shares outstanding

Documents incorporated by reference:  Not Applicable

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS




PART I ............................................................................................   1
   Item 1.  Business ..............................................................................   1
   Item 2.  Properties ............................................................................  19
   Item 3.  Legal Proceedings .....................................................................  20
   Item 4.  Submission Of Matters To A Vote Of Security Holders  ..................................  20

PART II  ..........................................................................................  21
   Item 5.  Market For The Registrant's Common Equity And Related Stockholder Matters  ............  21
   Item 6.  Selected Financial Data ...............................................................  22
   Item 7.  Management's Discussion And Analysis Of
              Financial Condition And Results Of Operations .......................................  23
   Item 8.  Financial Statements ..................................................................  32
   Item 9.  Changes In And Disagreements With
              Accountants On Accounting And Financial  Disclosure .................................  32

PART III ..........................................................................................  33
   Item 10. Directors And Executive Officers Of The Registrant ....................................  33
   Item 11. Executive Compensation  ...............................................................  37
   Item 12. Security Ownership of Certain Beneficial Owners and Management ........................  38
   Item 13. Certain Relationships And Related Transactions  .......................................  39

PART IV  ..........................................................................................  42
   Item 14. Exhibits And Reports On Form 8-K  .....................................................  42

EXHIBITS  ......................................................................................... E-1


FINANCIAL STATEMENTS .............................................................................. F-1

                                     PART I


THE COMPANY

     United American Healthcare Corporation (the "Company") was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references indicated herein to the Company shall mean United American Healthcare Corporation and its consolidated subsidiaries. The Company's executive offices are located at 1155 Brewery Park Blvd., Suite 200, Detroit, Michigan 48207 and its telephone number is (313) 393-0200.

ITEM 1. BUSINESS

GENERAL

        The Company provides comprehensive management and consulting services to managed care organizations, some of which are health maintenance organizations owned by the Company, located in Michigan, Ohio, Tennessee, Florida, Pennsylvania, and Louisiana; further the Company provides administrative services to self-funded employers nationally. The Company also arranges for the financing and delivery of health care services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government sponsored populations. Management and consulting services provided by the Company are generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. Administrative services provided to self-funded employers for employee welfare plans include health benefit plan design and development of workers' compensation and unemployment benefit programs. As of August 1, 1996, there were approximately 217,000 enrollees in the managed care organizations either owned and/or managed by the Company and an estimated 538,000 lives covered in the self-funded health plans utilizing the Company's services.

     Management and consulting services provided by the Company include feasibility studies for licensure, strategic planning, corporate governance, management information systems, human resources, marketing, precertification, utilization review programs, individual case management, budgeting, provider network services, accreditation preparation, enrollment processing, claims processing, member services, cost containment programs and customized health care programs involving various public and private third party payors.

     In 1985, the Company became one of the pioneers in arranging for the financing and delivery of health care services to Medicaid recipients utilizing managed care programs. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of August 1, 1996, there were approximately 131,000 Medicaid enrollees in the managed care organizations and/or owned or managed by the Company (the "Managed Plans"). The Company complements its Medicaid focus by targeting non-Medicaid/commercial business in the same geographic markets. As of August 1, 1996, there were approximately 86,000 non-Medicaid/ commercial enrollees in the Managed Plans.

     The Company, through its subsidiary, CHF, pursues self-funded business by designing customized, cost-effective employee welfare plan arrangements for self-funded employers and by providing marketing, management and administrative services to self-funded employers generally. The Company believes its acquisition of CHF allowed it to strategically diversify into a large market not traditionally served by managed care plans. As of August 1, 1996, CHF's client base included approximately 31,000 self-funded employer groups in 47 states, with an estimated 538,000 covered lives. For the year ended June 30, 1996 approximately 10% of the Company's total revenues were attributable to CHF business.

INDUSTRY

     In an effort to control costs while assuring the delivery of quality health care services, the public and private sectors have, in recent years, increasingly turned to managed care solutions. As a result, the managed care industry, which includes HMOs, PPOs, prepaid health service plans and employer self-funded health benefit plans, has grown substantially.

     While the trend toward managed care solutions has traditionally been pursued most aggressively by the private sector, the public sector has recently embraced the trend in an effort to control the costs of health care provided to Medicaid recipients. Consequently, many states are promoting managed care initiatives to contain these rising costs, and supporting programs that encourage or mandate Medicaid beneficiaries to enroll in managed care plans.

     In the private sector, the effort to control corporate costs arising from or related to health care continues to drive large employers to create self-funded benefit plans. For example, approximately 90% of companies with over 500 employees utilize self-funded benefit plans. These benefit plans, utilize administrative and claims processing services often provided by third parties, and may include group life, dental, and long and short term disability products, which offer a viable alternative to purchased managed care programs.

STRATEGY

     The Company continually evaluates the results of its current products and opportunities to expand its business. Its ongoing strategy is to strengthen its position as a multi-state provider of effective and innovative managed care solutions to the health care industry. The key elements of the Company's strategy are as follows:

     INTERNAL GROWTH IN MANAGED PLANS. The Company intends to achieve internal growth by increasing non-Medicaid/commercial and Medicaid enrollment in the Managed Plans through: (i) the development of new managed care products, and
(ii) implementation of a proprietary client server information system to manage plan operations. The Company believes that this client server information system will allow it to increase efficiency and an overall ability to control costs for its clients and their products. In addition, as the Company pursues additional commercial business, the Company believes it will be able to use its established provider network, on-site management information systems and administrative staff to more effectively compete. See "Business -

Management Information System."

     CAPITALIZE ON MANAGED CARE MEDICAID EXPERTISE. The Company intends to capitalize on its substantial Medicaid managed care expertise by entering new markets in major metropolitan areas with large Medicaid populations, particularly in states with mandatory enrollment initiatives. The Company intends to establish strategic alliances with local participants in such markets in order to enhance the likelihood of successful market penetration. The Company also intends to acquire or create managed care plans in its targeted markets. In such new markets, the Company's objective is to enter into long-term management agreements with, and to realize benefits associated with equity ownership in, the managed care plans.

     The Company believes that its practice of initially focusing on the Medicaid market segment allows it more rapidly to develop an enrollment base, accelerate its realization of management fees and generate sufficient cash flows to fund the managed plan's expansion into commercial markets. Central to the Company's long term strategy is to develop managed care plans with a targeted mix of Medicaid and non-Medicaid/commercial business, which allows the Company to benefit from the inherent strengths of each market while lessening the risks of operating in either market exclusively.

     SELF-FUNDED BENEFIT PLANS. Through CHF, the Company believes it has gained a strategic presence in the self-funded benefit plan market. The Company intends to continue to design and implement customized health care benefit plans for self-funded employers and associations, and to expand the range of services offered to employers. For example, the Company has expanded its marketing and consulting services to assist employers in controlling the cost of workers' and unemployment compensation programs. The Company expects to realize additional synergistic benefits by cross-selling its other managed care products and services to self-funded employers.

     The Company believes that its combined management/equity strategy enhances its ability to penetrate new markets and diversify its business opportunities. In particular, the Company believes the continued implementation of this strategy will allow it to (i) respond rapidly to multiple state-sponsored Medicaid managed care initiatives, (ii) capitalize on its Medicaid expertise within the managed care industry, and (iii) enhance its local presence through plan ownership and risk assumption.

MANAGED CARE PRODUCTS AND SERVICES

     The Company has an ownership interest in four HMOs: OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), Ultramedix Healthcare Systems, Inc. in Florida ("Ultramedix"), PhilCare Health Systems, Inc. in Pennsylvania ("PhilCare") and OmniCare Health Plan, Inc. in Louisiana ("OmniCare-LA"). PhilCare and OmniCare-LA currently have no membership due to their recent entry into the market. The Company also manages the operations of two additional
HMOs: Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan, Michigan, ("OmniCare-MI") and Personal Physician Care, Inc. in Ohio ("PPC").

     The following table shows the membership in the Managed Plans serviced by the Company at August 1, 1996:


                                   Non- Medicaid/
                       Medicaid    Commercial      Total
                       --------    ----------      -----
Managed Plans
-------------
Owned :
 OmniCare-TN           26,396      21,781*        48,177
 Ultramedix             9,355         404          9,759
                      -------      ------        -------
                       35,751      22,185         57,936
Operated:
 OmniCare-MI           48,379      53,885        102,264
 PPC                   46,808      10,151         56,959
                      -------      ------        -------
                       95,187      64,036        159,223
                      -------      ------        -------
Total Managed Plans   130,938      86,221        217,159
                      =======      ======        =======


     * Represents Working Uninsured, categorized as non-Medicaid.


     The following table sets forth data with respect to the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data is not indicative of the relative contributions to the Company's net earnings:



                                                                           Year Ended June 30,
                                                  -------------------------------------------------------------------
                                                           1996                     1995                     1994
                                                           ----                     ----                     ----
                                                                      (in thousands, except percentages)
MANAGED PLANS
OmniCare-TN.....................................  $42,717         41%      $15,681         23%        $3,831      8%
OmniCare-MI.....................................   30,275         29        30,563         45         26,530     59
Ultramedix......................................    9,003          9         5,020          7          1,303      3
PPC.............................................    8,434          8         6,716         10          5,551     12

SELF-FUNDED BENEFIT PLANS
CHF.............................................   10,611         10         8,732         13          6,845     15
ChoiceOne ......................................      126          *            79          *             36      *


* Less than 1.0%



     A substantial portion of the Company's gross revenues are derived through its management agreements with OmniCare-MI and PPC, Managed Plans in which the Company has no equity interest. These two management agreements are long term in nature but are subject to review every five years with either automatic
continuation or termination.   There can be no assurance that such agreements
will remain in effect or continue substantially on the same terms and conditions.

     Financial information relating to industry segments is included in Note N to the Consolidated Financial Statements, on page F-22 of this Form 10-K report and is hereby incorporated by reference.

MANAGED PLANS

     The Company has entered into long-term management agreements with the Managed Plans, either directly or through its subsidiaries. The Company had the right to acquire up to an 72.6% equity interest in United/HealthScope, Inc. HealthScope/United a wholly owned subsidiary of United/HealthScope, has entered into management agreements to manage multiple health care plans in the New York City metropolitan area, and in the State of Connecticut. The Company is currently negotiating a sale of its interest in United/HealthScope to an outside investor. In addition, the Company is pursuing managed care opportunities in Georgia and Illinois, and intends to retain significant equity interests in plans in such states if feasible.

     Pursuant to the management agreements with the Managed Plans, the Company provides management and consulting services associated with the financing and delivery of health care services. The Company seeks to enter into similar arrangements for other managed care organizations. Table A summarizes the terms of the management agreements.

Table A- Summary of Terms of Management Agreements with the Managed Plans


                                                                                    Managed Plans
                                                    -------------------------------------------------------------------------
          Terms                                       OmniCare-MI            PPC              OmniCare-TN          Ultramedix
----------------------------------                  ----------------      ---------           -----------          ----------
(1) Duration:
    (a) Effective dates:
        (i)  Commencement                           May 1, 1985         August 1, 1987     February 1, 1994     February 1, 1994
        (ii) Expiration                             December 31, 2010   August 1, 2007     February 1, 1999     February 1, 1999
    (b) Extension:
        (i) Automatically renewable                 No                  No                 Yes - 4 successive   Yes - 4 successive
                                                                                           5 year periods       5 year periods
        (ii) Terms of renewal/continuation          Subject to review   Subject to review  5 years              5 years
                                                    every 5 years       every 5 years
        (iii) Next review period                    May 1, 2000         August 1, 1997     February 1, 1999     February 1, 1999
    (c) Termination:
        (i)  Without cause by the plan at such
               reviews                              Yes                 Yes                Yes                  Yes
        (ii)  Either party with cause               Yes                 Yes                Yes                  Yes

(2) Fees paid to the Company:
    (a) Percentage of revenues                      Yes                 Yes                Yes*                 Yes
    (b) Reimbursement of cost incurred to manage
        the Plan                                    No                  No                 No                   Yes

(3) Expenses incurred by the Company:
    (a) All administrative expenses necessary to
        carry out and perform the functions of the
        plan, excluding:
        (i)   Audit                                 Yes                 Yes                No                   Yes
        (ii)  Legal                                 No                  Yes                No                   Yes
        (iii) Marketing                             No                  No                 No                   Yes
        (iv) Certain medical related                No                  No                 No                   No
        (v)  Rent                                   No                  Yes                No                   No
        (vi) Certain other                          Yes                 Yes                No                   Yes

* The Company has the right to share in the retention savings realized by the Plan under the TennCare contract.


     Services provided to the Managed Plans include strategic planning, corporate governance, human resource functions, provider network services, provider profiling and credentialing, premium rate setting and review, marketing services (groups and individuals), accounting and budget functions, deposit, disbursement and investment of funds, enrollment functions, collection of accounts, claims processing, management information systems, utilization review, and quality management.

Managed Plans Owned By the Company


     OMNICARE-TN. OmniCare-TN was organized as a Tennessee corporation in October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of OmniCare-TN and, through its wholly owned subsidiary, United American Healthcare of Tennessee ("UA-TN"), currently owns a 75% equity interest in OmniCare-TN. The remaining 25% is owned by a local partner. OmniCare-TN began as a PPO contractor in the TennCare program, and operated as a full-risk prepaid health services plan until it obtained its TennCare HMO license in March 1996. Based on discussions with the State of Tennessee, the plan's TennCare HMO contract is expected to be executed in the second quarter of 1997, retroactive to the date of licensure. As a PPO, the plan had previously operated under a PPO contract. Further, the plan's application for a commercial HMO license is pending.

     In November 1993, OmniCare-TN entered into a PPO contract with the State of Tennessee pursuant to the State's mandatory health care program, TennCare, to arrange for the financing and delivery of health care services on a capitated basis, to Medicaid eligibles and the Working Uninsured ("Non-Medicaid"), individuals who lack access to private or employer sponsored health insurance or to another government health plan. The TennCare Bureau placed an indefinite moratorium on Working Uninsured enrollment in December 1994, however, such action did not affect persons enrolled in a plan prior to the moratorium. This annually renewable contract will next be reviewed on or before December 31, 1996 and management expects it to be renewed for an additional 12 month term.

     OmniCare-TN currently serves Shelby and Davidson counties in Tennessee (which include the cities of Memphis and Nashville). Total enrollment as of August 1, 1996, was approximately 48,177 members, of which 26,396 (55%) and 21,781 (45%) represent Medicaid and Working Uninsured enrollees, respectively. The greatest opportunity for enrollment gains is during the thirty day enrollment change period which occurs once a year in October. Management projects an increase in its TennCare membership of 10-15% during the current change period due to indications from its largest competitor of an intention to reduce TennCare enrollment by approximately 136,000 members. Additionally, the receipt of a commercial license will give OmniCare-TN the ability to market its managed care products to the various employer groups in the regions served.

     The State of Tennessee, in an effort to reduce the cost of its Medicaid program, is moving toward competitively bidding the TennCare contract. The State has preliminarily indicated that it has decided not to issue a Request for Proposal for the 1998 waiver year, but may continue to consider the bid process.

     ULTRAMEDIX. Ultramedix Healthcare Systems, Inc., a network model HMO headquartered in Tampa, Florida, was founded as a Florida corporation in May 1992. The Company through its majority owned subsidiary, United American Healthcare of Florida ("UA-FL"), owns 51% of Ultramedix. The remaining 49% of the plan is owned by local shareholders. Ultramedix was in the development stage through August 1993, at which time the plan entered into a contract with the Florida Agency for Health Care Administration ("AHCA") to arrange for the financing and delivery of health care services to the Medicaid population in 12 counties in the State of Florida on a capitated basis. In July 1994, the Agency entered into a new one-year contract with Ultramedix, and expanded its service area to include 23 counties located in the central and southeastern area of the State of Florida. As of September 1, 1996, Ultramedix was operating in 17 counties. The contract will next be reviewed on or before June 30, 1997.

     Ultramedix's application with the Florida Department of Insurance for a Certificate of Authority to operate as an HMO was approved on October 20, 1995 and enables Ultramedix to pursue HMO business in the commercial market. Prior to this approval, Ultramedix operated as a prepaid health service plan serving the Medicaid population exclusively. Additionally, UA-FL received a license to operate as a third party administrator on October 20, 1995.

     To assure compliance by Ultramedix with regulatory requirements of a 75/25 Medicaid to commercial enrollment mix, AHCA placed a moratorium on Medicaid enrollment by Ultramedix coupled with a request that Ultramedix submit a work plan to disenroll its Medicaid population by July 1, 1996. As a result, the plan experienced a decrease in Medicaid membership since that time, due primarily to the loss of member eligibility and voluntary disenrollments. AHCA renewed the plan's contract in July 1996 and has allowed the plan to resume marketing to the Medicaid population, effective October 2, 1996, up to a maximum Medicaid enrollment of 12,000 members. As of August 1, 1996, total enrollment was 9,759 members, of which 96% or approximately 9,355 were Medicaid members and 4% or 404 were commercial members. The Department of Insurance ("DOI") requested a cash infusion of approximately $1.3 million from Ultramedix on October 3, 1996 to cure a minimum capital/surplus deficiency. The Company is currently working with the DOI to resolve this issue.

     To develop its commercial membership, Ultramedix is aggressively marketing an individual plan, three small group plans through the Florida Community Health Purchasing Alliances ("CHPAs"), three small group plans outside the CHPAs, and a large group plan to potential commercial subscribers in its service areas. The plan is also developing a point of service product. In June 1996, the plan entered into agreements with three broker agencies to market its individual commercial product, and in July 1996, with the largest CHPA membership broker in the State of Florida to market its CHPA products. In August 1996, the plan filed affidavits with AHCA to expand its commercial service area to include the counties of Sarasota, DeSoto, Charlotte, and Osceola and expects to be able to add the five counties in the Jacksonville area in the near future. Ultramedix expects to meet the 75/25 mix in early calendar 1997.

     AHCA, in an effort to reduce the cost of the State of Florida's Medicaid program, is moving toward competitively bidding its Medicaid health services contracts. This initiative will mandate the enrollment of Medicaid recipients into MCOs or into the State's Medipass program. The award date announcing selected contractor(s) is expected in 1997, but may be postponed. It is expected that the initial contract period will be up to 30 months and renewable annually thereafter. Existing MCO's currently serving this market, as well as new entrants, will be eligible to bid. In July 1996, the State of Florida had 1,531,238 individuals eligible for Medicaid, of which 384,141 (25.1 %) were enrolled in MCOs. Preparation of a successful competitive bid is of the highest priority for Ultramedix. The implementation of the new client server system technology, increased focus on quality assurance (in August 1996 the plan filed an application for certification by the National Committee for Quality Assurance), expansion of the provider network, and Ultramedix's selection in January 1996 as the "Best Health Plan" in west central Florida by Medical Business (Gulf Coast Edition) an industry publication, are all factors behind the Company's belief that the plan will be competitive and successful in the ACHA bidding process. However, if the plan is not a successful bidder, it is likely it will lose its current Medicaid membership which could have an adverse effect on the Company.

Managed Plans Operated By the Company

     OMNICARE-MI. OmniCare-MI, a Michigan nonprofit, tax-exempt Corporation, commenced operations in December 1973 as a network model HMO headquartered in Detroit, Michigan. It is licensed in the State of Michigan and certified as a federally-qualified HMO.

     Enrollees of OmniCare-MI are enrolled either individually, directly through their employers, or, with respect to Medicaid recipients, indirectly through the Michigan Department of Social Services pursuant to an agreement therewith to arrange for specified health care services to qualified Medicaid recipients. This agreement, which must be renewed annually, was extended by mutual agreement for an additional year, from January 1, 1996 through December 31, 1996. As of August 1, 1996, OmniCare-MI's total enrollment was approximately 102,264, of which 8,278 were OmniCarePlus (point-of-service) members. Approximately 53%, or 53,885 enrollees, including OmniCarePlus enrollees, were from employer groups located principally in southeastern Michigan and approximately 47%, or 48,379 enrollees, were Medicaid recipients.

     As of August 1, 1996, OmniCare-MI had agreements with approximately 145 major employer groups with 25 employees or more to offer OmniCare-MI products as an option to employees, the largest of which represents approximately 6% of OmniCare-MI's total enrollment. These employer groups, ranked by enrollment, include: City of Detroit, U.S. Government, Ford Motor Co., Detroit Board of Education, State of Michigan, General Motors Corporation, Detroit Edison, Comerica Bank, Chrysler Corp., Wayne County, and NBD Bank, N.A.

     HMO growth in the State of Michigan has been fairly consistent over the last several years. Currently, in excess of 20% of the State's population is enrolled in HMOs and the plan expects future growth and new HMO entrants in the market. To effectively market its products, OmniCare-MI expects a decrease in commercial rates as mirrored by the national trends in the commercial sector. This trend will place significant pressure on the plan to improve its enrollment growth rates and cost containment measures.

     The plan's strategy to increase its market share is to introduce two new products as well as increase Medicaid enrollment. The two new products are a small group product and a Medicare risk product. Implementation of this small group product is targeted for the first quarter of 1997. Historically, this market has been serviced by indemnity products, PPOs, etc. Management believes that a product utilizing managed care concepts to reduce cost for small groups should perform well and appeal to the market as a result of competitive pricing.

     The plan expects to roll out its Medicare risk product in mid 1997 in response to a national trend to enroll Medicare recipients in managed care.
In southeastern Michigan, one HMO is currently approved to market to this population. Although the utilization patterns of the Medicare market are high, the plan believes with a 300% average increase in revenue per member for this market as compared to the traditional HMO member, and the fact that this market has existed in primarily a fee for service environment, that there are considerable opportunities for growth and savings by implementing managed care concepts.

     The State of Michigan, in an effort to reduce the cost of its Medicaid program, is competitively bidding its Medicaid contracts to be effective during early 1997. The affected southeastern Michigan counties include a significant portion of the plan's Medicaid enrollment. It is estimated that approximately 165,000 recipients will have the opportunity to voluntarily select a "qualified health plan". OmniCare-MI is projecting that it will retain its existing membership, and be in a position to increase its Medicaid membership. The State of Michigan is also contemplating carving out certain services and funds traditionally included in calculations to determine the Medicaid capitation rates paid to HMOs in Michigan. As a result of the proposed carve-outs, the average revenue per member paid to OmniCare-MI by the State of Michigan will decrease and thus management fees to the Company could be affected. While the Company is unable to predict the outcome of the proposed contract bid, if the plan is an unsuccessful bidder, the outcome would have a material adverse effect on the Company's business.

     PPC. PPC commenced operations as a nonprofit, network model HMO licensed in the State of Ohio on July 31, 1987, and converted to a for-profit HMO in April 1993. PPC is headquartered in Cleveland, Ohio. PPC members are enrolled either directly through their employers or, with respect to Medicaid recipients, indirectly through the Ohio Department of Human Services pursuant to an agreement to arrange for specified health care services to qualified Medicaid recipients. This agreement expires on June 30, 1997, but may be extended by mutual agreement of the parties.

     As of August 1, 1996, PPC's total enrollment was approximately 56,959 enrollees located principally in northeastern Ohio. Approximately 82%, or 46,808 enrollees were Medicaid recipients and approximately 18%, or 10,151 enrollees, represented commercial enrollees. PPC presently has agreements with approximately 25 employer groups with 25 employees or more to offer PPC products as an option to employees, the largest of which represents less than 5% of PPC's total enrollment. The five largest employer groups, ranked by enrollment are: State of Ohio, Metro Health Medical Center, City of Cleveland, Regional Transit Authority, and St. Luke's Medical Center.

Medical Center.

     The State of Ohio began implementation of its OhioCare program on July
1, 1996. This program mandates that Medicaid recipients enroll into HMOs to receive health care benefits. The state is implementing this program in phases by selecting seven counties for participation prior to a statewide mandate. A significant portion of PPC's current enrollment resides in two of the mandated counties. The plan expects to retain this membership and has been approved to expand its participation into a third county. The plan anticipates a substantial increase in its enrollment over the next 12 months due to the conversion of the affected Medicaid eligible population to mandated HMO enrollment, increased marketing activity and expansion into new service areas.

Other Managed Plan Ventures

     HEALTHSCOPE/UNITED, INC. In March, 1993, the Company reached an agreement with New York-based HealthScope Administrative Services Corporation, now known as HealthScope/United, Inc. ("HealthScope"), to form a health care management company to gain access to one of the largest Medicaid eligible populations in the United States. Pursuant to the agreement, HealthScope became a wholly owned subsidiary of United/HealthScope, Inc. ("UHI"). Currently, HealthScope has entered into management agreements with four health care plans, three in the New York City metropolitan area and one in the State of Connecticut. The Company presently owns less than one percent of UHI, but has the right, pursuant to a warrant, to acquire up to a 72.6% interest of UHI on or before March 8, 1998, for approximately $1,000. The Company has committed to lend up to $4.3 million to HealthScope, and has advanced approximately $4.2 million against this commitment.

     In 1995 New York City officials announced a four-year initiative to enroll over 1,700,000 Medicaid recipients residing in New York City in managed care plans. The staggered enrollment aspect of the program was necessitated by an insufficient capacity to enroll all such recipients. As of September 1, 1996, there were approximately 400,000 Medicaid recipients already enrolled in managed care plans. As of July 28, 1995, all health plans in New York City were required to suspend direct enrollment activities relative to the eligible Medicaid population. This moratorium was lifted in August, 1996. The State is currently negotiating with the federal government to initiate mandatory Medicaid enrollment in New York City and other areas of the State. HealthScope management expects the enrollment assignment to begin in January 1997.

     HealthScope provides administrative and marketing services to Medicaid managed care plans. In August 1993, HealthScope received approval from the State of New York Department of Health to enter into a management agreement with Catholic Medical Center of Brooklyn and Queens, Inc. ("CMC"). Subsequently, CMC obtained a prepaid health services plan license effective October 1, 1993 for a plan called Fidelis Care. Under a contract negotiated with the City of New York Human Resources Administration, Fidelis Care began marketing to a pool of 650,000 Medicaid eligible members. As of September 1, 1996, Fidelis Care had approximately 18,000 members.

     In addition, HealthScope has entered into a Management Services Agreement dated March 1, 1995, with OLM/Soundview Prepaid Health Services Plan Corporation, serving the Medicaid population of the Bronx. The plan commenced marketing efforts in April 1995 and as of September 1, 1996, had approximately 1,800 members. HealthScope and the plan have mutually decided to terminate the contract effective the fall of 1996. HealthScope is currently in the final stages of negotiations to provide management services to a new health plan sponsored by three hospitals in New York City that will serve the boroughs of Manhattan and the Bronx. The plan anticipates serving members beginning in March, 1997.

     HealthScope, through its wholly owned subsidiary HealthScope/United of Long Island, Inc., entered into an administrative services agreement effective November 1, 1994, pursuant to which HealthScope provides administrative services to the Suffolk County Department of Health Services Prepaid Health Services Plan. As of September 1, 1996, the plan had approximately 6,200 members.

     HealthScope has executed one management agreement in Connecticut with the Bridgeport Health Plan. Mandatory Medicaid enrollment in Connecticut began on October 1, 1995, in Hartford and New Haven Counties and in the entire State of Connecticut on February 1, 1996. The Company believes Bridgeport Health Plan will benefit by the mandatory Medicaid enrollment process. Mandatory enrollment began in Bridgeport in February, 1996 and the plan has a current membership of approximately 3,800.

     In May 1996, UHI initiated a private placement memorandum seeking potential equity investors to fund future cash flow needs. A private investment firm expressed an interest in making a significant investment in UHI and has completed preliminary due diligence. The Company is currently considering an offer from this entity to purchase its equity interest in UHI, including the value of the warrants and the assumption or payoff of the outstanding indebtedness owed by UHI to the Company. The parties are currently negotiating terms of the agreement and it is the Company's expectation that the transaction will be finalized in the near future. The third party investor has loaned UHI $350,000 in partial consideration for which, UAHC agreed, to subordinate its secured position to the extent thereof. Further, the third party intends to lend UHI an additional $1,150,000 in the near future. However, neither party has committed to consummate a transaction and there can be no assurances that such a transaction will be consummated. If funding of future cash flow needs is not obtained by HealthScope, this could have a material adverse effect on the Company in connection with its ability to collect its receivables from HealthScope.

     PHILCARE. PhilCare Health Systems, Inc., a network model HMO headquartered in Philadelphia, Pennsylvania, was organized as a Pennsylvania corporation in May 1994 and is 49% owned by the Company's wholly owned subsidiary, United American Healthcare of Pennsylvania ("UA-PA"), with the remaining 51% owned by local participants. PhilCare was developed to participate in Pennsylvania's mandatory Medicaid pilot program, HealthChoices, and in June 1996, obtained its HMO license. In connection therewith, the Company funded PhilCare's applicable statutory reserve and net worth requirements through $2,100,000 in cash deposited at a state bank in Pennsylvania in June, 1996. Management of the Company is presently evaluating its alternatives to funding future cash flow requirements of PhilCare and there can be no assurances that such funding authorization will be given.

     The HealthChoices program requires the mandatory enrollment of approximately 540,000 Medicaid recipients in five metropolitan Philadelphia counties into HMOs which represents approximately one third of the Commonwealth's entire Medicaid population. Of the total eligible population in the five county area, approximately 360,000 are currently enrolled in managed care plans, and with the HealthChoices initiative, HMO enrollment will involve approximately 180,000 remaining eligible Medicaid recipients. Pennsylvania's waiver application submitted to the Health Care Financing Administration ("HCFA") to operate HealthChoices was approved.

     PhilCare was among six HMOs selected to participate in the HealthChoices program. Of the six selected HMOs, five are considering contracts in the HealthChoices program. Provided that a mutually acceptable contract is entered into, the contract length will be for a three year period with the option for two one year extensions. The total state funding for the HealthChoices program is an estimated $1-2 billion annually over the five year period. Other selected HMO participants include Keystone Mercy Health Plan, Healthcare Management Alternatives, Oxford Health Plans, and Health
Partners.

     The Pennsylvania Department of Public Welfare ("DPW"), the governing agency for the program, expects HealthChoices to start on January 1, 1997, but those qualified for the program will have the ability to choose an HMO in October 1996 during the pre-enrollment process. Direct marketing to Medicaid recipients will not be allowed under the program. Eligible recipients not selecting an HMO will be assigned to a plan based upon the HMO's ranking in the selection process. If contract negotiations are successful, Management anticipates first year Medicaid enrollment of 5%-6% of the total HealthChoices' Medicaid eligible population.

     Successful negotiations are, in part, dependent upon resolution of the DPW's demand that the Company guarantee PhilCare's performance under the contract. Although negotiations continue, under present circumstances, the Company is unwilling to sign a guarantee for PhilCare's performance under the agreement. No assurances can be given that PhilCare will enter into a contract with DPW.

     Ratings used by the State to determine the monthly premium received by the plan was very competitive, and cost containment will become very important if the plan is to achieve favorable financial results. Were it to participate, the Company believes its experience and core competency of managing Medicaid populations will allow it to provide quality health care and remain financially viable.

     OMNICARE-LA. OmniCare Health Plan of Louisiana, Inc., a network model HMO headquartered in New Orleans, Louisiana, was organized as a Louisiana corporation in November 1994 and is 100% owned by the Company's wholly owned subsidiary United American Healthcare of Louisiana ("UA-LA"). The plan was granted an HMO license by the Louisiana Department of Insurance on June 14, 1996. In connection therewith, the Company funded OmniCare-LA's applicable statutory reserve and net worth requirements through a $1,000,000 letter of credit and $1,000,000 in cash deposited in accounts at state banks in Louisiana. It is anticipated that HMO ownership will be offered to other investors. The plan is currently in a pre-operational phase.

     The Louisiana managed care market is in its infancy. Overall HMO penetration is 7% in the State and 14% in metropolitan New Orleans while national figures for HMO penetration are higher. Small businesses dominate the market where employers are exploring the savings potential of managed care.
The Company developed UA-LA and OmniCare-LA to primarily pursue opportunities in New Orleans and Baton Rouge for the commercial and Medicaid HMO markets, and to pursue third party administrator business. Although Louisiana does not currently have a mandatory Medicaid program, a waiver request to HCFA is being considered. A pilot project is expected in 1997 for the estimated 240,000 Medicaid recipients that reside in the New Orleans area. If offered, the Company will compete with several newcomers along with larger plans including:
Principal, Aetna, Community Health Network, Oschner/Sisters of Charity, MaxiCare, Cigna and Travelers. Combined enrollment for the named plans is approximately 150,000. Although there is no guarantee, management projects commercial enrollment of 4,200 at June 30, 1997.

     OTHER VENTURES. In fiscal 1995, the Company, in anticipation of business opportunities in several states, incorporated subsidiaries, UA-GA and UA-IL. The subsidiaries are currently in a start up mode. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Recent Initiatives."

SELF-FUNDED BENEFIT PLANS

     A self-funded health benefits plan is one in which an employer directly assumes the financial risk for its employees' health care costs by paying for employees' medical claims out of a separate fund consisting of employee and/or employer contributions. Self-funded plans may contract with unrelated parties such as a third party administrator ("TPA") to provide claims processing and other administrative services to the plan. The Company is licensed as a TPA in Michigan, Florida, Tennessee, and Louisiana. Self-funded plans may also use stop-loss and risk pools to manage the extent of their financial risk for health care costs.

     The Company believes that its acquisition of CHF in 1993 represents an opportunity to expand its traditional business into the self-funded market which comprises a majority of the private sector employers. CHF's market niche is unique. CHF designs comprehensive health benefit plans for self-funded employer groups with 50 to 5,000 employees, and then arranges for related insurance coverage between the groups and the insurers. CHF's current product line principally consists of services offered to fully reinsured, partially self-funded benefit plans, which, in addition to primary health care coverage, include coverage for dental, vision, life, accidental death and dismemberment, and short and long-term disability insurance. CHF's position in the marketplace and strategic relationships with prominent reinsurance companies, TPAs, and PPOs should allow it to continue designing cost effective benefit packages to employers in the future. CHF does not bear any health care cost risk. As of August 1, 1996, CHF had assisted approximately 181 self-funded benefit plans with an estimated 56,250 covered lives in 47 states.

     To assist larger self-funded employer groups to respond to the increasing cost of workers' compensation, CHF formed Statutory Benefits Management Corporation ("SBMC") and United American Network Systems, Inc. ("UANS") as wholly owned subsidiaries in October 1993 and March 1994, respectively. SBMC provides marketing, consulting and administrative services to self-funded benefit plans to control the cost of workers' and unemployment compensation to employer groups and associations with 500 to 5,000 employees. Cost reductions for employer groups is achieved through evaluating services to provide the most cost effective alternative and by emphasizing risk management and loss control.

     In June 1996, SBMC was awarded a contract to provide its innovative managed care services to the Injured Workers' Insurance Fund ("IWIF"). The IWIF is the largest provider of workers' compensation insurance in the State of Maryland and covers over 30,000 businesses with approximately 420,000 employees, approximately one-quarter of Maryland's work force. SBMC expects this contract to produce a minimum of $7 million a year in revenue in addition to incentive bonuses, if the savings generated for the IWIF exceed baseline costs. The contract is for a three year period with the option of three successive one-year renewals.

     The goal of this program is to reduce administrative costs, improve employee productivity and increase the cost advantage of employee benefit dollars through a complete "turn-key" plan for IWIF, thus minimizing the economic impact of on-the-job injuries. Services provided by SBMC to IWIF, among other services, will include: plan design, electronic data interchange, 24 hour per day 7 day a week rapid reporting and early response system, and medical case management. The Company believes this major contract will lead to additional contracts with insurance companies and other large self-funded workers' compensation groups. As of August 1, 1996, SBMC had assisted approximately 30,368 employer groups and associations representing approximately 480,000 covered lives.

     UANS is a health services integrator that provides employer groups of 1,000 or more employees with a combination of custom designed managed health care products and services, including access to provider networks, utilization review, case management, claims technology, and underwriting. As of August 1, 1996 UANS had assisted one employer group representing 1,200 covered lives.

OTHER VENTURES AND PRODUCTS

     CHOICEONE. ChoiceOne, a national PPO and wholly owned subsidiary of the Company, was created in 1993. ChoiceOne directly contracts in 15 states and leases access to existing provider networks in 32 states. The national network consists of approximately 2,700 hospitals, 186,000 physicians and 10,000 ancillary providers. ChoiceOne is compensated by receiving either a per member access fee or a percentage of the savings realized from accessing the ChoiceOne network. As of August 1, 1996, ChoiceOne had approximately 243,000 members representing 141 payers. ChoiceOne's nine employees operate principally from offices located in Fort Worth, Texas and the Company's headquarters in Detroit, Michigan.

GOVERNMENT REGULATION

     The Company is subject to extensive federal and state health care and insurance regulations designed primarily to protect enrollees in the Managed Plans, particularly with respect to government sponsored enrollees. Such regulations govern many aspects of the Company's business affairs, and typically empower state agencies to review management agreements with health care plans for, among other things, reasonableness of charges. Among the other areas regulated by federal and state law are licensure requirements, premium rate increases, new product offerings, procedures for quality assurance, enrollment requirements, covered benefits, service area expansion, provider relationships and the financial condition of the plan, including cash reserve requirements and dividend restrictions. There can be no assurance that the Company or its Managed Plans will be granted the necessary approvals for new products, or be able to maintain federal qualifications or state licensure, or increase premiums at rates equal to or in excess of increases in its health care costs.

     The licensing and operation of OmniCare-MI, PPC, OmniCare-TN, Ultramedix, PhilCare and OmniCare-LA are governed by those states' respective statutes and regulations applicable to health maintenance organizations. The Managed Plans' licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plans are operating out of compliance with the state's HMO statutes, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. With the exception of OmniCare-MI, the other plans are not federally-qualified HMOs and, therefore, are not subject to the federal HMO Act.

     Federal and state regulations of health care plans and managed care products are subject to frequent change, vary from jurisdiction to jurisdiction and generally give responsible administrative agencies broad discretion. Laws and regulations relating to the Company's business are subject to amendment and/or interpretation in each jurisdiction. In particular, legislation mandating managed care for Medicaid recipients is often subject to change, and may not initially be accompanied by administrative rules and guidelines. Changes in federal or state governmental regulation could affect the Company's operations, profitability and business prospects. While the Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations may be interpreted, regulatory revisions may have a material adverse effect on the Company.

INSURANCE

The Company presently carries comprehensive general liability, director's and officer's, property, business automobile, and worker's compensation insurance coverage. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. The management agreements with OmniCare-MI, PPC, OmniCare-TN and Ultramedix each require the respective Managed Plan to maintain general liability insurance, naming the Company as an additional insured. The Company or the Managed Plan is required to pay the insurance premiums under the terms of the respective management agreements. In addition, the Managed Plans have professional liability insurance which may cover liability claims arising from medical malpractice, with the Company named as an additional insured. No assurance can be given, however, as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

COMPETITION

     The managed care industry is highly competitive. The Company directly competes with other entities that provide health care plan management services, some of which are nonprofit corporations and others which have significantly greater financial and administrative resources and more experience than the Company in providing such management services. The Company primarily competes on the basis of fee arrangements, cost effectiveness and the range and quality of services offered to prospective health care clients. While the Company believes that its experience gives it certain competitive advantages over existing and potential new competitors, there can be no assurance the Company will be able to compete effectively in the future.

     The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of the Managed Plans, and therefore, the revenues of the Company. The predominant competitors in southeastern Michigan are The Wellness Plan, Total Health Plan and physician sponsored plans in the Medicaid market, and Health Alliance Plan, Blue Care Network - SEM, PPO of Michigan and Blue Preferred Plan in the commercial market. The predominant competitor in the northeastern Ohio Medicaid market is Total Health Care Plan. The predominant competitors in the northeastern Ohio commercial market are Kaiser Permanente and QualChoice. The Company anticipates that new plans will begin competing for Medicaid business in Ohio. The predominant competitors in the Medicaid market in central and southwestern Tennessee are Access-Med Plus and Blue Cross/Blue Shield. The predominant competitors in the Medicaid market in central and the southeastern Florida are PCA Century Medical, CAC Ramsay, Physician's Care Plan, HealthCare USA and Stay Well in the Medicaid market. The Company's Managed Plans primarily compete on the basis of enrollee premiums, covered benefits, provider networks, utilization limitations, enrollee co-payments and other related plan features and criteria. Management believes that the Company's existing clients are able to compete effectively with their primary market competitors in these areas.

EMPLOYEES

     The Company's ability to maintain its competitive position and expand its business into new markets depends, in significant part, upon the maintenance of its relations with various existing senior officers, as well as its ability to attract and retain qualified health care management professionals. Although the Company has employment agreements with several senior executives, it does not have, nor does it intend to pursue, employment agreements with all of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or to attract such professionals.

    As of August 31, 1996, the Company had 698 full and part-time employees. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

MANAGEMENT INFORMATION SYSTEM

     The Company believes that timely and relevant information is critical to a managed care operation, and utilizes its management information system to process claims, analyze health care utilization, support provider, member and employer requirements and control administrative costs. The Company believes that its management information system has enabled it to establish highly efficient claims processing and information retrieval capabilities.

     The Company has initiated a systems implementation plan to enhance its operations, reduce costs, and improve customer service. Its development of a proprietary client-server information system along with a select set of complementary automation products, which include claims scanning, claims imaging, electronic data interchange, and various select technologies is in the final stages for enterprise wide installation. Functional enhancements from the existing system include premium invoicing, claim review and processing, case management, provider credentialing, financial reporting, and process re-engineering. The emphasis has been the migration to open architectures that facilitate the exchange of information with clients and vendors, flexibility to meet and introduce industry trends, shorten staff training cycles, and increase overall operational efficiencies.

     In January 1996, this proprietary system and the Company's client-server financial system were successfully installed at OmniCare-TN. Subsequent to the implementation, the health plan experienced significant improvements, as anticipated, from the robust features offered by the new technology design. This health care system is also currently being installed at Ultramedix, with implementation expected to be completed in November 1996. The Company expects to leverage the knowledge and resources gained from the installation of this product in Tennessee and other sites when it installs this product at OmniCare-MI in early 1997 and future sites to maximize synergy among its operations.

     The success of this client-server information technology has created an opportunity to investigate the commercial appeal of this highly sophisticated managed care information system. The Company will continue to analyze the health care market in order to position this product for commercial sales in 1997. The target market will be HMOs, hospitals with managed care programs, TPAs and others. In early 1997 the Company's management information system operations will be relocated to another site to facilitate a company wide disaster/recovery plan, technical education facility, and autonomy to fully explore the opportunity of commercial sales of the client-server information technology.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The Company desires to take advantage of this "safe harbor" and, accordingly, hereby identifies the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.


     1. Inability to increase premiums and prospective or retroactive reductions to premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.

     2. Discontinuance of, limitations on or restructure of governmental-funded programs.

     3. Increases in medical cost, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.

     4. Adverse state and federal legislation and initiatives, including limitations on or reductions of premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.

     5. The shift of employers from insured to self-funded coverage resulting in reduced margins to the Company.

     6. Failure to obtain new customer bases, retain existing customer bases or reductions in work force by existing customers; failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.

     7.   Termination of managment agreements by the Managed Plans;

     8. Increased competition between current organizations and the entrance of new competitors; and the introduction of new products by new and existing competitors.

     9.   Adverse publicity and media coverage.

     10.  Inability to carry out marketing and sales plans.

     11.  Loss or retirement of key executives.

     12. Governmental financial assessments or taxes to subsidize uncompensated care, other insurance carriers, or academic medical institutions.

     13. Termination of provider contracts or renegotiation at less cost-effective rates or terms of payment.

     14. The selection by employers and individuals of higher co-payment/deductible/coinsurance plans with relatively lower premiums or margins.

     15. The impact upon the Company's medical loss ratio of greater net enrollment in higher medical loss ratio lines of business such as Medicare and Medicaid.

     16. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.

     17. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures.

     18. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.

     19. Denial of accreditation by quality accrediting agencies, e.g., National Committee for Quality Assurance (NCQA).

     20.  Adverse results from significant litigation matters.

     21. Interest rates causing a reduction of investment income, or in the market value of interest rate sensitive investments.

The foregoing cautionary statements pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act, and should be read in conjunction with other sections of this filing, including Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

     The Company has leased an aggregate of approximately 224,000 square feet from which it conducts its principal operations. The Company has leased space in Michigan, Tennessee, Maryland, Florida, New York, Texas, Pennsylvania, Louisiana, and Georgia. The principal offices of the Company are located at 1155 Brewery Park Boulevard, Suite 200, Detroit, Michigan, where it has leased approximately 64,000 square feet of office space. The Company intends to house its management information department in 16,079 square feet of leased office space in the

Renaissance Center, Detroit, Michigan. Due to delays in establishing operations in Pennsylvania, the Company is finalizing negotiations to sub-lease approximately 12,000 of the 67,000 square feet it has leased in Philadelphia, Pennsylvania to third parties. There can be no assurance that the Company will be successful in reducing this rent obligation.

     The Company believes that its facilities will provide sufficient space suitable for all of the Company's planned activities, and that sufficient additional space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS

     As previously reported by the Company, certain senior officers and the Company are named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. In September 1996, these lawsuits were consolidated as one action by the Court. The Company is aware that plantiffs intend to seek class status. The complaints contain common allegations that certain senior officers and the Company issued reports and statements which violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the alleged period and that whatever material facts they did not disclose, if any, were already available in the financial market place. The defendants' motion to dismiss the complaints, filed in March 1996, was denied in September 1996. Company management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuits. An unfavorable outcome in excess of insurance policy limit could have a potential adverse impact on the Company's financial statements. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer in the event he is found not to be entitled to such indemnification.

     The Company previously reported on an investigation being conducted by the U.S. Attorney in the Western District of Tennessee, in cooperation with a federal grand jury and the United States Postal Inspector's Office, and by the Tennessee Bureau of Investigation, of the State of Tennessee's TennCare program and OmniCare-TN's marketing practices. The Company and OmniCare-TN have not been charged with any wrongdoing and are cooperating in these investigations. The Company does not intend to provide further reports on this investigation unless it results in a claim or proceeding against the Company or progresses in such a manner as to have, in the opinion of management, a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's holders of common shares (the Company's only voting securities) during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Common Shares are traded on the NYSE under the symbol "UAH." The following table sets forth for the periods indicated the high and low closing price for the Common Shares on the NYSE, as reported by the NYSE for each quarter since July 1, 1994:


                          High        Low
                        ---------  ---------
Fiscal Year 1995
----------------
First Quarter           $ 29       $16 3/8
Second Quarter            29 1/2    23 1/2
Third Quarter             28 1/2    19
Fourth Quarter            21 1/2    14 1/2

Fiscal Year 1996
----------------
First Quarter             19 1/8    10 7/8
Second Quarter            11 7/8     9 1/8
Third Quarter             15 5/8     9 3/4
Fourth Quarter            15 1/8     9 7/8

     As of September 20, 1996, the closing price of the Common Shares on the NYSE was $8 3/8 per share and there were approximately 196 record holders of the Common Shares.

     The Company has not paid any cash dividends since its initial public offering in the fourth quarter of fiscal 1991, retaining all earnings to support its growth strategy. The Company currently anticipates that it will retain all of its earnings for use in the operation and expansion of its business for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the period indicated:


                                                                               Year Ended June 30,
                                              ------------------------------------------------------------------------
                                                 1996           1995              1994            1993         1992
                                              ---------       ---------        ---------        ---------     --------
                                                                (in thousands, except Per Common Share amounts)
Operating Statement Data:
Revenues:
Management fees from related
   parties                                      $55,906        $57,940           $37,251         $27,583      $24,299
Commission and service fees                      10,737          8,851             6,845             750            -
Medical premiums                                 34,523              -                 -               -            -
Wayne County capitation fees (1)                      -              -                 -               -        9,606
Interest and other income                         1,870          1,796             1,184             703          965
                                              ---------       ---------        ---------        ---------     --------
Total revenues                                  103,036         68,587            45,280          29,036       34,870
Expenses:
Medical services                                 29,901              -                 -               -            -
Salaries, fringe benefits and
   payroll taxes                                 31,676         25,221            17,733          11,429       10,035
Promotion and advertising                         5,722          3,598             4,324           3,421        3,066
Depreciation and amortization                     4,331          2,645             1,472             703          382
Contract settlement                               9,685              -                 -               -            -
Interest expense                                  1,087            482               314              27            -
General, administrative and other
   operating expenses                            21,680         21,779             9,943           6,525        5,523
Wayne County medical expenses (1)                     -              -                 -               -        9,180
Equity in net losses of
   unconsolidated affiliates                        652          2,816                89               -            -
                                              ---------       ---------        ---------        ---------     --------
Total expenses                                  104,734         56,541            33,876          22,105       28,186
                                              ---------       ---------        ---------        ---------     --------
(Loss) earnings before income tax
   expense                                       (1,698)        12,046            11,404           6,931        6,684
Income tax expense                                1,050          5,450             4,022           2,272        2,101
                                              ---------       ---------        ---------        ---------     --------
Net (loss) earnings                             $(2,748)       $ 6,596           $ 7,382          $4,659       $4,583
Net (loss) earnings Per Common
   Share                                        $ (0.42)       $ 1.01            $ 1.13           $ 0.73       $ 0.72
Dividends Per Common Share                      $     -        $    -            $    -           $    -       $    -
Weighted average Common Shares
   outstanding                                    6,561         6,561             6,561           6,363        6,325

                                               June 30
                         -----------------------------------------------------
                            1996       1995      1994       1993       1992
                          -------   --------    -------    -------    -------
Balance Sheet Data:
Working capital           $ 9,310    $15,302    $10,855    $12,430    $12,827
Current assets             43,941     22,376     16,985     15,372     16,230
Intangible assets (net)    19,540      5,398      4,922      5,357          -
Total assets               93,077     57,755     45,579     32,798     23,644
Current liabilities        34,631      7,074      6,130      2,942      3,403
Long-term debt             18,742      9,074      4,433      2,500          -
Stockholders' equity       37,822     40,508     34,189     26,806     20,174


(1)  The Company's contract with Wayne County was discontinued April 30, 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     In 1996, the Company acquired additional ownership in previously unconsolidated affiliates which affect the year to year comparability of its consolidated financial position and results of operations. On January 29 and 31, 1996, the Company purchased an additional 20.6% and 25% of the voting common stock, and 100% of the preferred stock, of Ultramedix and OmniCare-TN, respectively. This increased the Company's ownership in the voting common stock of Ultramedix and OmniCare-TN to 51% and 75%, respectively. The acquisitions were accounted for under the purchase method of accounting and accordingly, these now majority-owned entities are included in the Company's consolidated financial results. Overall revenues, excluding the effect of consolidation, increased $6.1 million (9%) due to increased management fees of $4.2 million (7%) and increased commission and service fee revenues of $1.9 million (21%). The owned Managed Plans experienced a medical loss ratio of approximately 87%. Excluding HMO medical services, expenses increased $18.6 million (32%). Marketing, general and administrative, depreciation and amortization and interest expense increased $8.5 million, $1.7 million and $.6 million, respectively and the net contract settlement expense was $9.7 million.


YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

     Total revenues increased $34.4 million (50%) from $68.6 million in 1995 to $103.0 million in 1996.

     HMO medical premium revenues were $34.5 million, of which $28.7 million and $5.8 million related to OmniCare-TN and Ultramedix, respectively. The average per member per month ("PMPM") premium rate for OmniCare-TN and Ultramedix was approximately $105 and $98, respectively. Based on historical annual contract adjustments by the respective state agencies, management expects nominal premium rate increases for the existing OmniCare-TN and Ultramedix membership in 1997.

     Management fees were $55.9 million in 1996, a decrease of $2.0 million (4%) over fees of $57.9 million in 1995, due, in part, to the operated Managed Plans and included: (i) increased operating revenues of OmniCare-MI due primarily to an increase in the enrollment rates of approximately 4% offset by an approximate 1% decrease in the premium rates, which resulted in increased management fees of approximately $.9 million; (ii) increased operating revenues of PPC due to increased enrollment of approximately 26%, which resulted in increased management fees of approximately $1.8 million, and (iii) decreased management fees of $.5 million from approximately $1.3 million in 1995 to $.8 million for 1996 related to the Company's administration of OmniCare-MI's coordination of benefits ("COB") program. Management expectations are that the recently enacted Medicaid initiative in Ohio will continue to favorably affect PPC's 1997 enrollment, OmniCare-MI will recognize nominal enrollment gains, and premium rates for the current membership for OmniCare-MI will decline based on recently proposed state initiative carving out certain medical services while PPC's rates will remain relatively constant in 1997.

     The change in management fees was also due, in part, to the owned Managed Plans and included: (i) a decrease of management fees under the Ultramedix management agreement of $1.8 million (36%) from $5.0 million in 1995 to $3.2 million in 1996 due to increased cost reimbursed operating expenses of $1.0 million, offset by the post acquisition consolidation elimination of management fees of $2.8 million, and (ii) a decrease of management fees under the OmniCare-TN management agreement of $1.6 million (10%) from $15.6 million in 1995 to $14.0 million in 1996 due to: (a) an approximate 29% decrease in enrollee member months that resulted in a decrease in enrollment from approximately 63,000 members at June 30, 1995 to approximately 48,000 members at June 30, 1996, due primarily to (i) the Bureau of TennCare's termination of coverage for Working Uninsured who were delinquent in the payment of their premiums to the State under the TennCare program, (ii) the Bureau of TennCare's disenrollment of approximately 3,400 members in April 1996 indicating that the action was taken because questionnaires to members were returned undeliverable. OmniCare-TN is contesting this disenrollment with TennCare on the basis that the disenrollment was in violation of the contract between TennCare and OmniCare-TN, and (iii) the Bureau's determination that approximately 4,500 enrollees were ineligible in December 1994. The enrollment decrease resulted in an approximate $4.6 million decrease in management fees to the Company, (b) a decrease in management fees due to the change in the net management fee percentage charged to the plan of approximately $4.3 million; (c) an approximate 12% rate increase of which 4% is due to rate increases from the state and 8% due to changes in the Plans membership mix. At September 1, 1995, 63% of the Plan's membership was Working Uninsured, compared to 45% at August 1, 1996. The increased rates resulted in increased management fees to the Company of approximately $1.9 million, and (d) post acquisition consolidation elimination of management fees of $3.4 million. These changes resulted in a decrease in management fees to UA-TN of approximately $10.4 million.

     Management fees to UA-TN were further impacted during the quarter ended June 1996 by an agreement reached between UA-TN and OmniCare-TN during that quarter but, effective November 1995, pursuant to which OmniCare-TN agreed to reimburse UA-TN approximately $8.7 million for start-up costs and other expenses incurred for the period January 1994 through September 1995 which were unrelated to OmniCare-TN's TennCare business and which were over and above the amounts which OmniCare-TN could reimburse UA-TN out of the capitation payments received by OmniCare-TN under the TennCare contract. Further, UA-TN agreed to convert its claim for these additional amounts owed to it by OmniCare-TN into approximately 8.7 million shares of preferred stock of OmniCare-TN as complete and final settlement of such obligation. Despite the fact that UA-TN and OmniCare-TN each took certain actions relating to this settlement agreement, the transaction was not sufficiently documented so as to allow recognition of same on the Company's financial statements for the quarter ended December 31, 1995, resulting in a reduction of management fee revenues by the Company during such quarter. See further discussion under contract settlement expense.

     Commission and service fees relate primarily to the activities of CHF and represent contract renewals and new contracts. Commission and service fees were $10.7 million in 1996, a $1.9 million (21%) increase over fees of $8.8 million in 1995. Approximately $1.4 million of the increase is due to the net increase in the number of groups (109 to 140) and approximately $.2 of the increase is due to the increase in the net average revenues per group ($46,000 to $48,000) for CHF. Management expects the new IWIF contract to generate approximately $7 million a year over the life of the contract in revenue beginning in 1997.

     Interest and other income in 1996 was $1.9 million, an increase of $.1 million (4%) over income of $1.8 million in 1995.

     Total expenses in 1996 were $104.7 million, an increase of $48.2 (85%) over expenses of $56.5 million in 1995.

     Medical service expenses of $29.9 million relate to the owned Managed Plan and was $24.5 million and $5.4 million for OmniCare-TN and Ultramedix, respectively. The percentage of premium revenues to medical services or the medical loss ratio ("MLR") post acquisition was 86% and 93% for OmniCare-TN and Ultramedix, respectively. Ultimately the plans' profitability will be dependent on the plans' ability to control health care costs. In 1997 management believes that the MLR could increase at OmniCare-TN due primarily to the change in the membership mix from Working Uninsured to the higher utilizing Medicaid segment, and expects a decrease in the MLR for Ultramedix as a result of an expected increased membership base to spread the medical risk and the renegotiations of provider contracts. The installation of the health care client-server software at OmniCare-TN and the current installation at Ultramedix could mitigate the expected increase in medical cost.

     Marketing, general and administrative expenses ("MG&A") increased $8.5 million (17%) from $50.6 million in 1995 to $59.1 million in 1996. MG&A as percentage of management fees and/or commissions and service fees for the management of PPC remained constant at 97% for

1996 and 1995 and for CHF decreased 3% from 78% in 1995 to 76% in 1996.
MG&A as percentage of management fees for the management of OmniCare-MI, increased approximately 30%, from 32% in 1995 to 41% in 1996, due primarily to increased payroll and promotional efforts to expand the provider network, product development and preparation for NCQA accreditation reviews.

     MG&A for the Company's owned Managed Plans, OmniCare-TN and Ultramedix, increased from $11.7 million in 1995 to $13.8 million in 1996, an increase of $2.1 million (18%) and excludes a $2.2 million valuation allowance established to adjust the carrying value of the Company's investments, advances and notes receivable from related parties to their estimated fair value in 1995. Approximately $1.2 million of the $2.1 million increase relates to consolidating the expenses of the owned Managed Plans, $1.6 million to increased payroll and $.9 million to increased promotional activities, offset by a decrease in professional services, primarily computer access fees, of $1.8 million.

     The Company's development costs in Pennsylvania, Louisiana, Georgia and Illinois accounted for approximately $.4 million of the total MG&A increase. Salary related expenses at the Company's corporate office increased approximately $.9 million from 1995 to 1996 or 17% and the valuation allowance established to adjust the carrying value of the Company's notes receivable from HealthScope to their estimated fair value at June 30, 1996 increased approximately $1 million. Overall the Company's payroll and related expenses represented 54% and 50% of MG&A in 1996 and 1995, respectively. The approximate $6.5 million increase in salaries from $25.2 million in 1995 to $31.7 million (26%) is due substantially to the increase in the number of employees from 610 at June 30, 1995 to 690 at June 30, 1996 and an approximate 5-7% increase in the average salary.

     Depreciation and amortization in 1996 was $4.3 million, an increase of $1.7 (64%) from $2.6 million in 1995. The increase was due to depreciation taken on approximately $7.0 million of furniture and equipment acquired over the past twenty-four months and the amortization of goodwill related to acquisitions of approximately $.9 million.

     The $.6 million (126%) increase in interest expense from $.5 million in 1995 to $1.1 million in 1996, was due primarily to interest cost on the term loan agreements and increased borrowings against the line of credit.

     Contract settlement expense was $9.7 million in 1996. This expense represents a one-time non-recurring net charge to adjust management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement as approved by the State of Tennessee in November 1995, retroactive to January 1, 1994. The contract settlement charge represents the effect of retroactively applying the provisions of the revised management agreement from January 1, 1994 to September 30, 1995. The effect on management fee revenues for the period January 1, 1994 to September 30, 1995, as adjusted in December 1995, was a reduction in management fees of approximately $11.7 million, offset by a decrease in goodwill of approximately $.6 million related to the Company's 50% equity ownership in OmniCare-TN at the time. Additionally, the contract settlement charge was reduced by the $1.4 million reversal of the valuation allowance established in June 1995 representing a charge to adjust the carrying value of the Company's investments, advances and notes receivable from and related to OmniCare-TN to their estimated fair values at June 30, 1995. The Company subsequently acquired a majority interest in OmniCare-TN. See additional discussion under management fee revenues.

     Equity in unconsolidated affiliates net losses decreased $2.2 million, from $2.8 million in 1995 to $.7 million in 1996, due to the Company's recognition of its share of the losses as a shareholder of OmniCare-TN (50%) and Ultramedix (30.4%) through January 1996, at which time the Company acquired a majority interest in these plans.

     As a result of the foregoing, the Company recognized losses before income taxes of $1.7 million in 1996 compared to earnings before income taxes of $12.0 million in 1995, a $13.7 million decrease. The effective tax rate increased from approximately 45% to 162% for the respective twelve months ended June 30, primarily because losses in affiliates and goodwill amortization related to equity investments were not fully tax deductible, and state and local income taxes.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

     Total revenues in 1995 were $68.6 million, an increase of $23.3 million (51%) over revenues of $45.3 million in 1994.

     Management fees were $57.9 million in 1995, an increase of $20.7 million (56%) over fees of $37.3 million in 1994, in part, to: (i) increased operating revenues of OmniCare-MI due primarily to increased enrollment and premium rates of 8% and 4%, respectively, which resulted in increased management fees of approximately $2.8 million, (ii) increased operating revenues of PPC due primarily to increased enrollment offset by a decrease in premium rates of 22% and 2%, respectively, which resulted in increased management fees of approximately $1.2 million, (iii) a net decrease in management fees of approximately $.1 million due to OmniCare-MI's recognition of retroactive rate adjustments in 1994, and (iv) an increase in management fees of $1.2 million from approximately $.7 million in 1994 to $1.9 million in 1995 related to the Company's administration of OmniCare-MI's COB program.

     The Company's management of Ultramedix also contributed to the increase in management fees. Under the Ultramedix management agreement, which became effective February 1, 1994, the Company was reimbursed the administrative cost to manage the plan plus a percentage of the Plan's income before income taxes and extraordinary expenses. Effective February 1995, the management agreement was amended to provide the Company with reimbursement of the administrative cost to manage the plan plus 3/4 of 1% of the plan's gross revenues. In 1995 the Company recognized $5.0 million in management fees compared to $1.3 million in 1994, an increase of $3.7 million.

     The Company's management of OmniCare-TN also contributed to the increase in management fees. Management fees in 1995 were $15.6 million, an increase of $11.8 million over fees of $3.8 million in 1994. The OmniCare-TN management agreement with UA-TN was effective for five months in 1994 compared to 12 months in 1995. In November 1994, the TennCare Bureau notified the Company that management fees charged under the original management agreement, effective February 1, 1994, exceeded the guidelines of the TennCare contract. In April 1995, the Company submitted a revised management agreement to the TennCare Bureau. In June 1995, the State notified the Company of its rejection of such revised agreement. The Company submitted a second revised management agreement which was approved by the State in November 1995, retroactive to January 1994. However, the Company has continued its dispute with the State of Tennessee regarding the issue of whether such management fee should be assessed to gross or net capitation. The Company has raised other issues with the State of Tennessee which include (i) the imposition by the State of Tennessee of premium taxes on gross capitation payments, (ii) the deduction of charity and local government charges from gross capitation of approximately 27% deducted by and payable to the State of Tennessee. OmniCare-TN intends to continue to pursue these issues with the State of Tennessee.

     The Company proposed to the Board of Directors of OmniCare-TN that a second Promissory Note payable solely from future non-TennCare related revenues to UA-TN be issued for the amount of any accrued management fees not otherwise payable under the second revised management agreement, or from interest earnings and OmniCare-TN's share of savings not required to be returned to the State of Tennessee under TennCare regulations. On October 5, 1995, the Board of Directors of OmniCare-TN, approved such additional Promissory Note up to an aggregate principal amount of $6.0 million to be repaid solely from future non-TennCare related revenues.

     OmniCare-TN and other managed care organizations who have contracted with the State of Tennessee under the TennCare program were audited by the State of Tennessee Comptroller Division of Audit. The findings by the Comptroller Division of Audit included a finding regarding OmniCare-TN marketing practices. Identified capitation payments of $78,206 were made to OmniCare-TN for improperly enrolled individuals from January 1994 through July 1995. See "Legal Proceedings."

     Commission and service fees related primarily to the activities of CHF, representing contract renewals and new contracts in 1995, were $8.9 million, an increase of $2.0 million (29%) over fees of $6.8 million in 1994. The increase was due to a 26% increase in the number of groups (121 to 152) and a 2% increase in the average revenues per group.

     Interest and other income in 1995 was $1.8 million, an increase of $.6 (52%) over income of $1.2 million in 1994. Approximately $.3 million (51%) of the increase was due to interest income on notes due from OmniCare-TN and Ultramedix of $.2 million and $.1 million, respectively.

     Total expenses in 1995 were $56.5 million, an increase of $22.7 million (67%) over expenses of $33.9 million in 1994.

     MG&A increased $18.5 million (58%) from $32.1 million in 1994 to $50.6 million in 1995, and represented approximately 71% and 74% as a percentage of total revenues in 1994 and 1995, respectively. The Company's activities in Tennessee and Florida represented approximately $4.5 million of the increase, due primarily to 12 months of operations in 1995 compared to approximately 5
months in 1994.   Overall the Company's $7.5 million increase in salaries from
$17.7 million in 1994 to $25.2 million in 1995 (42%) was due substantially to the increase in the number of employees from 456 at June 30, 1994 to 610 at June 30, 1995 and an approximate 5-7% increase in the average salary.
The Company's development costs in Pennsylvania, Louisiana, Georgia and Illinois accounted for approximately $1.5 million of the total MG&A increase. Also included in the MG&A increase was $.5 million representing a charge to earnings in connection with an estimate of the effect of potential OmniCare-TN enrollment adjustments, and $1.8 million representing a charge to adjust the carrying value of the Company's investments, advances and notes receivable from related parties to their estimated fair value at June 30, 1995.

     The $1.2 million (80%) increase in depreciation and amortization from $1.5 million in 1994 to $2.6 million in 1995 was due to depreciation taken on approximately $5.3 million of furniture and equipment acquired over the past twenty-four months and the amortization of goodwill related to investments in affiliates of approximately $.6 million

     The $.2 million (54%) increase in interest expense from $.3 million in 1994 to $.5 million in 1995, was due primarily to interest cost on the term loan agreement entered into in August 1993 and increased borrowings against the line of credit.

     Equity in unconsolidated affiliates net losses of $2.8 million in 1995 was due to the Company's recognition of its share of the losses as a shareholder of OmniCare-TN (50%) and Ultramedix (30.4%) of $2.6 million and $.2 million, respectively. Net equity losses in 1994 were $.1 million and related to the Company's investment in Ultramedix. The effective dates of the Company's investments in Ultramedix and OmniCare-TN were March 1994 and July 1994, respectively.

     As a result of the foregoing, earnings before income taxes increased $.6 million (6%) from $11.4 million in 1994 to $12.0 million in 1995. The effective tax rate increased from approximately 35% to 43% for the respective twelve months ended June 30, primarily because the losses in affiliates and goodwill amortization related to equity investments were not fully tax deductible.

YEAR ENDED JUNE 30, 1994 COMPARED TO YEAR ENDED JUNE 30, 1993

     The most significant changes between 1994 and 1993 were primarily due to the activities of the newly formed subsidiaries UA-FL and UA-TN in Janauary and February of 1994, and twelve months versus approximately two months of activity for CHF.

     Total revenues in 1994 were $45.3 million, an increase of $16.2 million (56%) over revenues of $29.0 million in 1993.

     Management fees in 1994 were $37.3 million, an increase of $9.7 million (35%) from $27.6 million in 1993, primarily due to the following factors: (1) OmniCare-MI and PPC experienced operating revenue increases due to average increases in both enrollment and rates of 8% and 11%, respectively, which resulted in increased management fees of approximately $4.9 million; (2) Ultramedix's reimbursement of administrative costs to UA-FL, which resulted in management fees of $1.3 million; and (3) operating revenues of OmniCare-TN, based on an average net capitation rate and total enrollee months of approximately $86 and 201,000, respectively, resulted in management fees to UA-TN of approximately $3.8 million.

     CHF commission and service fees increased $6.1 million from $.7 million for the period May 7, 1993 to June 30, 1993, to $6.8 million in 1994. 1993 revenues represented contract renewals for the month of June 1993. The 1994 activity is based on contract renewals of approximately 130 groups with 25 or more employees. The Company's revenue recognition policy is to recognize the contract period revenue in the effective month of coverage.

     Interest and other income increased $.5 million (68%) from $.7 million in 1993 to $1.2 million in 1994, primarily due to increases in both average investment balances and interest rates.

     Total expenses in 1994 were $33.9 million, an increase of $11.8 million (53%) over expenses of $22.1 million in 1993.

     MG&A increased $10.7 million (50%) from $21.4 million in 1993 to $32.1 million in 1994, and represented approximately 74% and 71% as a percentage of total revenues in 1993 and 1994, respectively. Overall the Company's $6.3 million increase in salaries from $11.4 million in 1993 to $17.7 million in 1994 (55%) was due substantially to the increase in the number of employees from 308 at June 30, 1993 to 456 at June 30, 1994. The Company's expansion efforts in Maryland (CHF), UA-FL and UA-TN contributed significantly to the remaining MG&A increase.

     The $.8 million (109%) increase in depreciation and amortization from $.7 million in 1993 to $1.5 million in 1994, was due to the increase in the amortization of intangibles related to the CHF acquisition of $.5 million, and depreciation on approximately $4.3 million of furniture and equipment acquired over the past three years.

     Interest expense increased $.3 million from $.03 million in 1993 to $.3 million in 1994. The increase was due to long term borrowings in late 1993 being outstanding for the entire year in 1994.

     Equity in unconsolidated affiliates net losses of $.09 million in 1994 was due to the Company's recognition of its share in the loss as a shareholder of Ultramedix (30.4%). The effective date of the Company's investment in Ultramedix was March 1994.

     As a result of the foregoing, earnings before income taxes increased $4.5 million (65%) from $6.9 million in 1993 to $11.4 million in 1994. The effective tax rate increased from approximately 33% to 35% for the respective twelve months ended June 30.

RECENTLY ENACTED PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" are effective for the Company's fiscal year beginning July 1, 1995. The Company earlier adopted SFAS Nos. 114 and 118 in the determination of certain allowances at June 30, 1995.

     SFAS No. 121 - "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to Be Disposed Off" and SFAS 123 - "Accounting for Stock Based Compensation" are effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS Nos. 121 and 123 will not have a material effect on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had (i) cash and cash equivalents and short-term marketable securities of $27.3 million compared to $13.5 million at June 30, 1995, (ii) working capital of $9.3 million compared to $15.1 million at June 30, 1995, and (iii) a current assets to current liabilities ratio of 1.3-to-1 and 3.1-to-1 at June 30, 1996 and June 30, 1995, respectively. The adoption of SFAS No. 115 resulted in a $.3 million pre-tax valuation adjustment, reducing the cost of marketable securities to market value. The principal sources of funds for the Company during the twelve months ended June 30, 1996 were long-term borrowings of $13.6 million, net sales of marketable securities of $4.1 million, and $9.7 million provided from net operating activities, offset by furniture and equipment additions of $3.5 million, loans to related parties of $2.3 million, $8.3 million used to invest in and advance funds to affiliates, increases in intangible and sundry assets of $3.3 million and $.2 million, respectively, development costs of $2.1 million, and $2.4 million to repay long term debt.

     The Company has agreed to allow Ultramedix and HealthScope/United, Inc. to borrow up to $3.6 million and $4.3 million, respectively. As of June 30, 1996, $4.2 million had been advanced to HealthScope/United Inc. under these arrangements. The Company has set up allowances of $1.1 million for HealthScope to adjust the carrying values of investments, advances and notes receivables from these related parties to their estimated fair values.

     In November 1995, the Company entered into an agreement amending an earlier loan agreement that increased the line of credit and converted prior borrowings under a line of credit to a term loan. Based on the revised agreement, the Company has a $20 million unsecured line-of-credit commitment that expires in November 1997 and bears interest at prime or 1% over the one, two, three or nine month LIBOR rate. The Company's outstanding borrowings at June 30, 1996 were $13,579,163.

     As noted above the Company in November 1995, entered into an agreement converting $6.1 million in borrowings under a line of credit to a term loan. This term loan bears interest at prime or 1.25% over the one, two, three or nine month LIBOR rate. The monthly principal payable is approximately $126,000, with the loan due in November 1999. The outstanding balance at June 30, 1996 is $5.0 million.

     In August 1993, the Company entered into a $7.0 million bank term loan agreement. The term loan bears interest at prime or 1.5% over the nine month LIBOR rate, not to exceed a total rate of 6.5% per annum. The monthly principal payable is approximately $.1 million with the loan due in August 1998. Covenants of the term loan agreement provide for certain net worth and financial ratio requirements. At June 30, 1996, the Company was in violation of a covenant which sets a floor on a debt service coverage ratio. The Company obtained a waiver for this provision from the lending institution. The loan is collateralized by all the assets of the Company. The Company's outstanding borrowings at June 30, 1996 was $3.0 million.

     The Company provided a $1 million letter of credit on behalf of OmniCare-LA and a $1 million capital contribution to OmniCare-LA and a $2.1 million capital contribution to PhilCare, in satisfaction of applicable statutory requirements. In addition, the Company funded $4.1 million on behalf of OmniCare of Georgia, Inc. in satisfaction of applicable reserve and net worth requirements. The foregoing funds were provided by the Company, from the line of credit arrangement. The Company anticipates additional funding requirements for its initiatives in Illinois, Georgia, Louisiana and Pennsylvania in the approximate aggregate amount of $7.6 million, to be applied toward the establishment of statutory reserves and payment of operational costs. There can be no assurance that the Company will fund these requirements. The source for these funding requirements is anticipated to be a combination of cash reserves and debt borrowings.

     The total cost of the management information client server project at June 30, 1996 is approximately $4.2 million. Capital costs to fund the project are significantly completed. See "Business - Management Information System."

     The Company anticipates that additional cash flow and working capital may be necessitated by business expansion needs (including potential acquisitions) and new marketing program requirements. The Company has submitted and expects to continue to submit proposals to governmental, quasi-governmental and private entities to provide managed care services. Management believes that, as it continues to pursue other contractual relationships, the Company's cash reserves, marketable securities, cash flows from operations and proceeds from borrowings will be sufficient to enable the Company to continue to develop its operations, support its anticipated business expansion and satisfy its working capital needs for the foreseeable future.

RECENT INITIATIVES

     The Company is pursuing initiatives in the following states, all of which are in various stages of mandating managed care programs for the Medicaid population. The Company is assisting with the formation, licensing and ownership of plans in each such state.

     In October 1994, the Company formed the wholly owned subsidiary, United American Healthcare of Georgia, Inc. ("UA-GA") and OmniCare Health Plan of Georgia, Inc. ("OmniCare-GA"), to pursue business opportunities initially in 19 metropolitan Atlanta counties. Application for a commercial Certificate of Authority to operate as a licensed HMO has been submitted to the Department of Human Resources ("DOHR") and the DOI for review. DOHR has granted approval for two counties. Management is resolving other licensing issues with the DOI. In connection therewith, the Company has funded OmniCare-GA's statutory reserve and net worth requirements in the aggregate amount of $4.1 million and anticipates licensure to occur in the near future; however, no assurance can be given that the license will be granted.

     Georgia's Medicaid office has begun a seven phase state-wide initiative initially in five metro Atlanta counties. Marketing and enrollment will be performed by an independent group contracted by the state. Eligibles must choose an HMO or be assigned to the State's managed care program called Georgia Better Health Care. There are approximately 210,000 eligibles in the Atlanta area. The program for 19 Atlanta counties is expected to begin in September 1996. Only one HMO has been approved for the Medicaid program with other applications in process.

     The Company has also formed, as wholly owned subsidiaries, United American Healthcare of Illinois, Inc. ("UA-IL") and OmniCare Health Plan of Illinois, Inc. ("OmniCare-IL") to participate in the creation and management of an HMO for the Illinois Medicaid initiative called MediPlan Plus and to pursue commercial opportunities, initially in the metropolitan Chicago area. The Company has had discussions with potential partners in the area. The HMO licensing application has been drafted; completion is dependent upon partner selection. The application will require approximately $2.0 million to satisfy applicable statutory requirements, which the Company would intend to fund.

EFFECTS OF INFLATION

     For at least the last three years, health care costs have been rising and are reasonably expected by management to continue to rise at rates higher than the consumer price index. Management believes, however, that the Company's cost controls, risk management programs and related procedures will allow the Company to substantially mitigate the effects of inflation.

ITEM 8. FINANCIAL STATEMENTS

     The consolidated financial statements, notes and the report of the independent certified public accountants thereon are presented beginning at page F-1 of this Form 10-K and are hereby incorporated by reference into this
Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements on accounting or financial disclosure matters in fiscal years 1996 and 1995.

                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors and Executive Officers. Information concerning the directors and executive officers of the Company set forth below is as of September 20, 1996:

     NAME                      AGE    POSITION HELD
     ----                      ---    -------------
Julius V. Combs, M.D.           65   Chairman & Chief Executive Officer
Ronald R. Dobbins               61   President & Chief Operating Officer
Anita C. R. Gorham              55   Secretary
Osbie Howard                    53   Senior Vice President, UA-Tennessee
Bobby L. Jones                  45   Senior Vice President, OmniCare
                                     Management Group
Louis J. Nicholas               57   Senior Vice President, Chief Executive
                                     Officer, C H F
Wilton A. Savage                53   Senior Vice President, UA-Ohio
Jagannathan Vanaharam           55   Senior Vice President, Finance and
                                     Treasurer
John S. Zaleskie                54   Senior Vice President, UA-Florida
Margaret Marchak, Esq.          40   Vice President, Legal Affairs
Francisco Ramos                 39   Vice President, Management Information
                                     Systems
William C. Sharp, M.D.          46   Vice President, Medical Services
Karl D. Gregory, Ph. D.         65   Director (2)
Harcourt G. Harris, M.D.        68   Director
Emmett S. Moten, Jr.            52   Director (2)
Mervyn H. Sternberg             62   Director (1)
Richard P. Sutkin               61   Director (2)
Richard T. White, Esq.          51   Director

     (1) Mr. Sternberg resigned as Director of the Company effective October 1, 1996.
     (2) As required by Michigan law, directors Gregory, Sutkin and Moten have been designated "independent directors" by the Board.

     There are no family relationships among executive officers or other significant employees. None of the executive officers, except as described below, are a party to or otherwise involved in any legal proceedings adverse to the Company or its subsidiaries. Dr. Combs, Mr. Dobbins and Mr. Vanaharam are named as defendants in the shareholder lawsuit pending against the Company.
See "Legal Proceedings." The following information indicates the business experience of each officer and director during the prior five years:

     Julius V. Combs, M.D. has been the Company's Chairman of the Board and Chief Executive Officer, as well as a director, of the Company since its inception. His current term as a director expires at the Annual Meeting of Shareholders to be held in 1996. He is Chairman of the Company's Executive Committee, and is a member of the Company's Compensation and Finance, Investment and Planning committees. Dr. Combs is also a director and Vice Chairman of Ultramedix, Chairman Emeritus of the Board of Trustees of OmniCare-MI, and President and director of OmniCare-TN. He is a member of the governing board of the American Association of Health Plans. Dr. Combs was in private medical practice from 1964 to September 1995.

     Ronald R. Dobbins has been President and Chief Operating Officer, as well as a director, of the Company since its inception. His current term expires at the Annual Meeting of Shareholders to be held in 1996. Mr. Dobbins is Chairman of the Company's Finance, Investment and Planning committee and a member of the Company's Executive and Compensation committees. Mr. Dobbins is also President of OmniCare-MI, as well as a member of its Board of Trustees. He is also a director of Ultramedix and a director of OmniCare-TN. He is a member of the Southeastern Region Board of Directors of Michigan National Bank and Golden State Mutual Life Insurance Company. He is a member of the governing board of the American Association of Health Plans.

     Anita C. R. Gorham has been the Secretary and a director of the Company since 1984. Her current term expires at the Annual Meeting of Shareholders to be held in 1998. She is Chairwoman of the Company's Compensation committee. Ms. Gorham is a member of the Board of Trustees of OmniCare-MI. She is also currently an Adjunct Faculty member at Central Michigan University and Detroit College of Business.

     Osbie Howard joined OmniCare-TN in May 1995 as Executive Director and in October 1995 was appointed Senior Vice President of the Company. Mr. Howard previously served as Treasurer of the City of Memphis, a position he held since January 1992. From June 1979 to April 1988 Mr. Howard was executive vice president of the Tennessee Valley Center for Minority Economic Development and from April 1988 to January 1992 he was an officer with a real estate development, property management and financial services concern.

     Bobby L. Jones has been Senior Vice President since 1989. Mr. Jones is also the Executive Director/Chief Operating Officer of OmniCare-MI. Mr. Jones has held various positions of increased responsibility since joining the Company in 1985. Prior thereto, Mr. Jones was employed by OmniCare-MI from 1979 to 1985 in accounting and operations capacities. Mr. Jones is licensed by the Michigan Insurance Bureau as an administrative services manager for TPA activities.

     Louis J. Nicholas joined the Company in May 1993 as a Senior Vice President and a director of the Company, following the Company's acquisition of CHF-HPM Limited Partnership. His current term expires at the Annual Meeting of Shareholders to be held in 1997. Mr. Nicholas is also the Chairman, President and Chief Executive Officer and a director of CHF, director and Vice President of SBMC and a director of UANS. He was formerly the sole shareholder of CHF, Inc., the general partner of CHF-HPM Limited Partnership. Mr. Nicholas founded
CHF, Inc. in 1988.

     Wilton A. Savage joined the Company in August 1991 as Vice President and Director of UA-OH. He also currently serves as the Executive Director of PPC-Ohio. Mr. Savage became a Senior Vice President in 1993. He is also a shareholder of Personal Physician Care, Inc. He was formerly employed by the Warner & Swasey Company and its numerous predecessor organizations for 16 years. Mr. Savage served on a variety of financial assignments at Warner & Swasey and served as the Vice President of Finance since 1985.

     Jagannathan Vanaharam became Senior Vice President, Finance in 1991 and Treasurer in 1990. From 1985 to 1990 Mr. Vanaharam was the Vice President, Finance. From 1976 to 1985 Mr. Vanaharam served in various accounting capacities with OmniCare-MI and is currently a director and treasurer of OmniCare-TN and Ultramedix.

     John S. Zaleskie joined Ultramedix in September 1995 as Executive Director and in October 1995 was appointed Senior Vice President of the Company. Mr. Zaleskie previously served Ultramedix as Vice President of Corporate Administration, Personnel and Management Information Systems from March 1993 to February 1994 before joining Information Network Corporation, a provider of administrative and claims systems for managed care organizations, as director of sales and marketing. Prior to this Mr. Zaleskie served over a 33-year period in a variety of marketing and management positions with IBM Corporation.

     Margaret M. Marchak, Esq. joined the Company in June, 1995, as Vice President, Legal Affairs. Prior thereto, Ms. Marchak was employed as Assistant Corporate Counsel with Mercy Health Services from 1990-1995. Ms. Marchak is a member of the State Bar of Michigan and has been practicing for 13 years, specifically in health care law. She is a member of the Board of Directors of the Michigan Society of Healthcare Attorneys.

     Francisco Ramos joined the Company in 1992 as Chief Information Officer and became Vice President Management Infomation Services in 1994. He was formerly employed by Information Associates, subsidiary of Dun & Bradstreet Software, after an extensive career with Young and Rubicam that spanned 10 years. Mr. Ramos has seved in various management capacities of corporate technology and possess over 17 years of information systems experience.

     William C. Sharp, M.D. joined the Company in May 1993 as Vice President, Medical Services. From 1990 to 1993 he was the Medical Director for the Company's CountyCare and TPA/PPO programs on a consulting basis. Dr. Sharp has also been involved in the private practice of medicine for 15 years, specializing in internal medicine. He is also an Assistant Professor at Wayne State University Medical School, Department of Internal Medicine. Dr. Sharp is also a Fellow of the American College of Physicians and of the American College of Medical Quality.

     Karl D. Gregory, Ph.D. has been a director of the Company since 1986. His current term expires at the Annual Meeting of Shareholders to be held in 1996. He is a member of the Company's Audit, and Finance, Investment and Planning, and Nominating committees. Since 1968, he has been employed as a Professor of Economics and Management at Oakland University School of Business Administration in Rochester, Michigan. He retired as a Distinguished Professor Emeritus in August 1996. He is a director of Karl D. Gregory & Associates, a consulting firm located in Southfield, Michigan.

     Harcourt G. Harris, M.D. has been a director of the Company since 1985. His current term expires at the Annual Meeting of Shareholders to be held in 1998. He is a member of the Company's Executive committee. He is also Chairman of the Board of Trustees of OmniCare-MI. Dr. Harris, now retired, had been involved in the private practice of medicine for 30 years, specializing in internal medicine.

     Emmett S. Moten, Jr. has been a director of the Company since 1988. His current term expires at the Annual Meeting of Shareholders to be held in 1997. He is a member of the Company's Audit, Compensation and Finance, Investment and Planning committees. Since July 1988, he has been Vice President of Development for Little Caesar Enterprises, Inc., a national fast food franchise concern. Prior to assuming this position, Mr. Moten was Director of the Community & Economic Development Department for the City of Detroit for almost ten years.

     Richard P. Sutkin has been a director of the Company since 1987. His current term expires at the Annual Meeting of Shareholders to be held in 1998. He is Chairman of the Company's Audit committee and a member of its Finance, Investment and Planning committee. From February 1991 to December 1991, Mr. Sutkin was an Executive Vice President of Meadowbrook Insurance Group. Mr. Sutkin previously had been President of Sutkin & Co., a commercial and industrial insurance agency located in Birmingham, Michigan since 1965. He is a Chartered Property Casualty Underwriter and currently acts as an insurance industry consultant specializing in litigation support.

     Mervyn H. Sternberg, Esq., has served as a director of the Company from 1984 to August 1990, and resumed his service as such in September 1990. He is a member of the Company's Finance, Investment and Planning committee. He is also a member of the Board of Trustees of OmniCare-MI. Mr. Sternberg is licensed by the Michigan Insurance Bureau as an administrative services manager for TPA activities. Mr. Sternberg has been engaged in the private practice of law and was licensed to practice law in 1957. He was Vice President, Business Planning and Development for the Michigan Healthcare Corporation from 1987 to March 30, 1995. Mr. Sternberg resigned from the Board of Directors effective October 1, 1996.

     Richard T. White, Esq. was Vice President, General Counsel to December, 1995 and has served as a director of the Company since 1984. His current term expires at the Annual Meeting of Shareholders to be held in 1996. He is also a member of the Company's Compensation Committee. Since January 1996, Mr. White is Vice President, Secretary and General Counsel of AAA Michigan in Dearborn, Michigan and prior to that, was a principal shareholder in, and a member of, the law firm of Lewis, White & Clay, P.C. in Detroit. He is licensed to practice law in the State of Michigan and the District of Columbia, and is licensed by the Michigan Insurance Bureau as an administrative services manager for TPA activities. He has been engaged in the private practice of law since 1970.

     There are currently three vacancies on the Board of Directors. The Board of Directors intends to fill these vacancies upon identification of suitable candidates in accordance with the Company's Bylaws.

ITEM 11. EXECUTIVE COMPENSATION

     Each of the Directors of the Company receives $250 for each Board of Directors' and committee meetings attended. In addition, each director who is not also an employee of the Company receives an annual stipend of $15,000, as compensation for director services. Directors are also entitled to reimbursement for reasonable out-of-pocket expenses incurred when on Company business in their capacities as directors.

     The following Summary Compensation Table sets forth the annual salary, bonus and all other compensation awarded to the Company's Chief Executive Officer and its four most highly compensated executive officers whose respective salary and bonus exceeded $100,000.


                               ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                               -------------------                -----------------------------
                                                                    AWARDS              PAYOUTS
                                                                  ----------            -------
                                                      OTHER
                                                      ANNUAL      RESTRICTED                      ALL OTHER
NAME AND PRINCIPAL                                    COMPENSA-     STOCK     OPTIONS/   LTIP/     COMPENSA-
POSITION                 YEAR  SALARY ($)  BONUS ($)  TION($)(1)    AWARDS      SARS    PAYOUTS    TION($)(2)
JULIUS V. COMBS, M.D.    1996  295,392    176,800      --          --           --       --          7,500
Chairman of the Board,   1995  292,712         --      --          --           --       --          7,997
Chief Executive Officer  1994  268,449    157,248      --          --           --       --         11,274
and Director

RONALD R. DOBBINS        1996  295,392    163,200      --          --           --       --          7,500
President, Chief         1995  292,712         --      --          --           --       --          8,377
Operating Officer        1994  266,024    131,040      --          --           --       --         13,580
and Director

LOUIS J. NICHOLAS        1996  426,556         --   45,874         --           --       --          7,500
Senior Vice President,   1995  384,760         --   49,928         --           --       --          7,500
Chief Executive          1994  310,000         --   28,140         --           --       --          7,500
Officer,
CHF and Director

WILLIAM C. SHARP, M.D.   1996  178,651         --      --          --           --       --          7,500
Vice President,          1995  182,484         --      --          --           --       --          4,375
Medical Services         1994  182,067     25,000      --          --           --       --             --

BOBBY L. JONES           1996  170,591         --      --          --           --       --          7,500
Senior Vice President,   1995  165,991         --      --          --           --       --          7,537
OmniCare Management      1994  149,005     36,225      --          --           --       --          9,805
Group

Group


      (1) Life insurance premiums paid for Mr. Nicholas in 1996, 1995 and 1994 was $37,118, $41,172 and $24,855, respectively.

      (2)  Represents the Company's annual contribution to the 401(K)
           Savings Plan.

STOCK OPTION PLAN

     The Company has adopted a stock option plan (the "Plan"), under which 531,250 common shares are presently reserved for issuance upon exercise of options granted under the Plan. No options have been granted under the Plan. In August 1996, the Company's Board of Directors approved a decrease in such reservation to 331,250 common shares, subject to shareholder approval at the 1996 annual shareholders' meeting. The decrease was necessitated by the Board's adoption of an Employee Stock Purchase Plan which will be submitted for shareholder approval at the 1996 Annual Meeting. The 200,000 shares originally reserved for use in connection with the Plan will be reserved for use in connection with the Employee Stock Purchase Plan. Under the Plan, incentive stock options may be granted to employees, and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee appointed by the Board) determines will contribute to the Company's success, at exercise prices equal to at least 100% of the fair market value of the common shares on the date of grant. In addition to administering the Plan, the Board (or the committee) determines the number of common shares subject to each option, the term of each non-incentive stock option, and the time or times when the non-incentive stock option becomes exercisable, though in no event may the option be exercisable prior to one year after the date of grant. Incentive stock options are granted for a term of five years, and are exercisable cumulatively at the rate of 25% per year commencing one year after the date of grant.

401(K) SAVINGS PLAN

     The Company sponsors a retirement plan intended to be qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age 21, other than non-resident aliens, are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total salary. Under the plan, the Company makes matching contributions on each employee's behalf up to a maximum of 5% of each employee's total salary. As of June 30, 1996, 326 employees had elected to participate in the plan. For the fiscal year ended June 30, 1996, the Company contributed $609,000 to the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of September 20, 1996, concerning the beneficial ownership of Common Shares held by (i) each shareholder known by the Company to own more than 5% of the Common Shares, (ii) each director of the Company, (iii) each principal officer of the Company, and
(iv) all directors and officers as a group. Except as otherwise noted, each of the persons named below possess sole voting and investment power with respect to all shares set forth opposite his or her name.




                                             COMMON SHARES
                                           BENEFICIALLY OWNED
                                         ------------------------
               NAME OF
          BENEFICIAL OWNER                 NUMBER        PERCENT

Julius V. Combs, M.D. (3)(5)(8)           432,143           6.6%
Ronald R. Dobbins (3)(5)                  345,105           5.3
Louis J. Nicholas (3)(7)                  190,188           2.9
Richard T. White (1)                       94,129           1.4
Karl D. Gregory, Ph.D. (1)(6)              43,856            *
Richard P. Sutkin (1)                      33,856            *
Harcourt G. Harris, M.D. (1)               33,607            *
Anita C. R. Gorham (3)                     23,436            *
Emmett S. Moten, Jr. (1)                   16,327            *
Jagannathan Vanaharam (2)                 107,120           1.6
Bobby L. Jones (2)                         33,436            *
William C. Sharp, M.D. (2)(6)               4,000            *
John S. Zaleski (2)(5)                      1,000            *
Osbie Howard (2)(5)                           250            *
Wilton A. Savage (2)                          250            *
Richard M. Brown, M.D. (4)(6)             411,727           6.3
All directors and officers as a group
(15 persons)                            1,358,703            21

---------------
      * Percentage of common shares beneficially owned does not exceed 1% of the total common shares outstanding.

      (1)  Beneficial owner is a director of the Company.
      (2)  Beneficial owner is an officer of the Company.
      (3)  Beneficial owner is a director and an Officer of the Company.
      (4)  Dr. Brown's address is 1200 Ardmoor, Birmingham, Michigan
           48010.
      (5)  The address for the listed person is 1155 Brewery Park
           Boulevard, Suite 200, Detroit, Michigan 48207.
      (6) Reflects all shares held of record in the name of a trust having as its Trustee the shareholder indicated.
      (7) 47,545 common shares are held of record in the name of CHF-HPM Limited Partnership, a Maryland limited partnership, of which Phase V, Inc., a Maryland corporation, is the General Partner. Louis J. Nicholas is the sole shareholder of Phase V, Inc. Mr. Nicholas disclaims beneficial ownership in such common shares for purposes of Section 16 under the Exchange Act. The remaining 142,643 shares are held by Mr. Nicholas directly.
      (8) 13,692 Common Shares are held in the name of a trust having Dr. Combs as its Trustee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The ownership, operation and management of the Company involve various potential conflicts of interest, including the relationships and transactions described below. Management of the Company believes that these agreements and transactions have been on terms that are as fair to the Company as could have been obtained from unaffiliated parties.


     COMMON OFFICERS AND DIRECTORS. As indicated in the chart below, certain officers and directors of the Company are also members of the Board of Trustees/Directors and officers of OmniCare-MI, PPC, OmniCare-TN, and Ultramedix. Consequently, such individuals are likely to influence the operation of the Company and negotiations and arrangements between the Company and these entities, including the respective management agreements. Conflicts of interest may arise relating to matters that are presented to the Company's Board of Directors for consideration and with respect to which the Company and OmniCare-MI, PPC, OmniCare-TN and Ultramedix may have differing interests, including matters relating to the management agreements.




        NAME                 UAHC         OMNICARE-MI        PPC        OMNICARE-TN     ULTRAMEDIX
---------------------        ----         -----------        ---        -----------     ----------
Julius V. Combs, M.D.     Chairman,       Chairman           --         President,      Vice
                          CEO,            Emeritus,                     Director        Chairman,
                          Director        Trustee                                       Director
Ronald R. Dobbins         President,      President,         --         Director        Director
                          COO,            Trustee
                          Director
Harcourt Harris, M.D.     Director        Chairman,          --             --              --
                                          Trustee
Anita C.R. Gorham         Secretary,      Trustee            --             --              --
                          Director
Bobby L. Jones            Senior Vice     COO,               --             --              --
                          President       Trustee
Wilton A. Savage(1)       Senior Vice         --          Executive         --              --
                          President                       Director
Jagannathan Vanaharam     Senior Vice         --          --            Director,       Director,
                          President                                     Treasurer       Treasurer


---------------
     (1) Mr. Savage is also a shareholder of PPC-Ohio, owning 7.8% of the issued and outstanding shares of the same.


     MANAGEMENT AGREEMENTS. The Company's management agreements with the Managed Plans were negotiated between related entities. However, the management agreements were reviewed, revised and approved by the respective Managed Plans' full Boards. Evaluation of the Company's activities under the OmniCare-MI management agreement are made by the Management Review Committee composed of members of the OmniCare-MI Board. No Board member of OmniCare-MI with any interest in the Company is permitted to sit on the Management Review Committee. There presently is no comparable committee that reviews the Company's performance under the other Managed Plans' management agreements.



     COMMON OWNERSHIP. The Company has an ownership interest in certain of the Managed Plans, namely OmniCare-TN and Ultramedix. At June 30, 1996, the Company owned a 75% interest in OmniCare-TN and a 51% interest in Ultramedix. In addition, the Company owns less than 1% of the issued and outstanding common stock of UHI, but has a warrant to acquire up to

72.6% of UHI, exercisable on or before March 8, 1998. In addition, the Company currently owns a 49% interest in PhilCare, and a 100% interest in OmniCare-LA.


     AFFILIATIONS WITH PRIMARY CARE PROVIDERS. An officer of the Company is also affiliated with primary care providers contracting with OmniCare-MI. Dr. Sharp, Vice President, Medical Services of the Company, also practices medicine with M.C. Physicians Association, P.C., a primary care provider contracting with OmniCare-MI.


     HEALTH INSURANCE BENEFITS FOR COMPANY EMPLOYEES. Health care benefits for some employees of the Company are provided through OmniCare-MI, and PPC. For the fiscal year ended June 30, 1996, the Company paid premiums of approximately $1,477,000 for such benefits.



     EMPLOYMENT AGREEMENTS. The Company has entered into five year employment agreements with Dr. Combs, Chief Executive Officer, and Mr. Dobbins, President and Chief Operating Officer expiring March 1996, subject to automatic renewal for successive one-year terms, unless terminated by the Company or the executive upon 90 days' notice prior to the end of the initial term or the renewal terms, as the case may be. Under their respective employment agreements, Dr. Combs and Mr. Dobbins currently receive an annual base salary of approximately $327,957, plus an annual bonus to be based upon performance specifications and/or goals to be agreed upon by the Company and the executive, with the bonus payable to Dr. Combs for any year of employment to be not less than 30%, nor more than 60%, of his base salary for such year, and the bonus payable to Mr. Dobbins to be not less than 25%, nor more than 50%, of his base salary for such year. No bonus is payable to the executive for any year in which he is employed by the Company for fewer than six months and any bonus will be pro rated to the extent the executive is employed less than the full year. A bonus accrual equal to amounts approved by the Executive Compensation Committee of the Board of Directors have been established for Dr. Combs and Mr. Dobbins in 1996.

     Under each employment agreement the executive may, upon giving 30 days written notice, terminate the agreement in the event there is a change of control or ownership (as defined in the employment agreement) of the Company and the executive's powers and duties significantly change or the executive has good reason (as defined in the employment agreement) to terminate or, as a result of the change of control or ownership, the executive is unable to exercise or perform his powers, functions and duties. In the event of such termination, the executive will receive (i) all monies earned under any Company long-term incentive plan, (ii) a lump sum severance payment equal to his base salary for 36 months at the rate payable at the time notice of termination was given, and
(iii) the bonus that he would otherwise be entitled to for the year in which his employment is terminated. Based upon the executive's current base salary, the Company estimates that the lump sum severance payment payable to Dr. Combs and Mr. Dobbins under this provision would be approximately $1.1 million, for 1996.

     In the event the executive terminates his employment due to a breach of his employment agreement by the Company, he will receive earned and unpaid salary accrued to the date of termination, together with any bonus that would otherwise be payable to him for the year in which the agreement is terminated.

     In the event the executive's employment is terminated without cause by the Company, the executive will receive his base salary until the last day of the 24th full calendar month immediately following such termination, but in no event will the executive be entitled to such payments following his normal retirement date, defined as the August 31st nearest to the date on which the executive attains the age of 65.

     In the event the executive's employment is terminated for cause, death or disability, the executive (or his estate) will receive earned and unpaid salary accrued to the date of termination but shall not be entitled to any bonus which might otherwise be payable to the executive for the year in which his employment is terminated.

     Dr. Combs and Mr. Dobbins have each agreed that for the longer of (i) 12 months from the date of termination of his employment agreement, or (ii) the period during which the executive receives payments under his employment agreement, plus the 12 months immediately following expiration of such period, he will not engage in the development of a managed health care product or service nor render services similar or related to those which he rendered as an employee of the Company in any county in which the Company provides any managed health care product or service or within any contiguous county.

     The Company is also party to an employment agreement by and between CHF and Louis J. Nicholas (the "Executive") dated as May 7, 1993, pursuant to which it agreed to: (i) refrain from impeding the Executive's ability to operate CHF in a prudent manner consistent with maximizing a return for purposes of the Contingent Promissory Note; (ii) elect the Executive to its Board of Directors and as a Senior Vice President; (iii) pay liquidated damages if the Executive is terminated without good cause or good reason, as those terms are defined therein; and (iv) provide Board of Directors review of a termination of the Executive for good cause by CHF. In addition, the employment agreement provides the Company with the right to cease payments under the Contingent Promissory Note in the event of a material breach of the agreement by the Executive.

     CHARITABLE FOUNDATION. For the fiscal year June 30, 1996, the Company made $150,000 in contributions to United American Healthcare Foundation, a Michigan non profit corporation that assists minority organizations involved in the promotion of health and education. Dr. Combs, Mr. Dobbins, Dr. Francis Kornegay and Mr. Milton Watson, shareholders of the Company, are directors of the foundation. Dr. Combs and Mr. Dobbins are not compensated for their services as directors of the foundation.

                                    PART IV



ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.

     (3) The Exhibit Index at page E-1 lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760), (ii) the Company's Form 10-K for its fiscal year ended June 30, 1992, (iii) the Company's Form 10-K for its fiscal year ended June 30, 1993, (iv) the Company's Form 10-K for its fiscal year ended June 30, 1994, (v) the Company's Form 8-K filed with the Commission August 8, 1991, (vi) the Company's Form 8-K filed with the Commission April 23, 1993, (vii) the Company's Form 8-K filed with the Commission May 24, 1993,
(viii) the Company's Form 8-K/A filed with the Commission July 21, 1993, (ix) the Company's Form 8-K filed with the Commission January 29, 1996 or (x) the Company's Form 10-Q for its quarter ended March 31, 1996. The Exhibit Index is hereby incorporated by reference into this Item 14.

     (b) No reports on Form 8-K were filed with respect to the last three months of fiscal 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Certified Public Accountants...........................F-2

Consolidated Balance Sheets as of June 30, 1996 and 1995.....................F-3

Consolidated Statements of Operations for each of the three
   years in the period ended June 30, 1996...................................F-4

Consolidated Statements of Stockholders' Equity for each
   of the three years in the period ended June 30, 1996......................F-5

Consolidated Statements of Cash Flows for each of the three
   years in the period ended June 30, 1996...................................F-6

Notes to Consolidated Financial Statements...................................F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
UNITED AMERICAN HEALTHCARE CORPORATION

     We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation (a Michigan corporation) and Subsidiaries as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the management of United American Healthcare Corporation. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of OmniCare Health Plan, Inc. of Tennessee for the period ended June 30, 1996 (included in the consolidated financial statements as described in Note C), which statements reflect revenues of 28 percent of consolidated revenues and assets of 26 percent of consolidated assets in 1996. These statements were audited by other independent auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to these amounts included for OmniCare Health Plan, Inc. of Tennessee, is based solely on the report of the other independent auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the report of other auditors provide a reasonable basis for our opinion.

     As discussed in Note P to the consolidated financial statements, the Company and certain of its officers are named as defendants in a consolidated lawsuit alleging violations of anti-fraud provisions of federal securities laws.

     In our opinion, based on our audits and the aforementioned report of other independent auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Detroit, Michigan
October 8, 1996

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                            ASSETS                        JUNE 30, 1996             JUNE 30, 1995
---------------------------------------------------       -------------             -------------
CURRENT ASSETS
  Cash and cash equivalents (note A7)                      $22,962,655               $ 6,197,656
  Restricted cash (note D)                                     716,696                         -
  Marketable securities (notes A4 and B)                     4,348,682                 7,267,887
  Accounts receivable
    Commission and service fees                              6,445,753                 4,917,021
    Capitation (note E)                                      4,729,913                         -
    Related parties (note G)                                   656,934                   776,247
    Recoverable premium taxes                                  786,527                         -
    Other                                                    1,278,145                   628,432
                                                           -----------               -----------
                                                            13,897,272                 6,321,700
  Refundable federal income tax                                846,114                 1,810,414
  Deferred income taxes (note I)                               315,511                   108,649
  Prepaid expenses and other                                   854,521                   669,284
                                                           -----------               -----------
          Total current assets                              43,941,451                22,375,590


FURNITURE AND EQUIPMENT- AT COST (NOTE A5)                  12,789,499                 9,255,156
    Less accumulated depreciation and amortization          (5,364,082)               (3,486,344)
                                                           -----------               -----------
                                                             7,425,417                 5,768,812


INTANGIBLE ASSETS (NOTE A6)                                 21,914,170                 6,595,864
    Less accumulated amortization                           (2,373,817)               (1,197,591)
                                                           -----------               -----------
                                                            19,540,353                 5,398,273

INVESTMENTS IN AND ADVANCES
   TO AFFILIATES (NOTES C AND F)                             2,100,000                 2,545,561

OTHER ASSETS
  Marketable securities (notes A4 and B)                     2,902,744                 4,071,117
  Long-term accounts and notes receivable - related
    parties (note G)                                         2,991,388                 7,718,111
  Statutory reserves (note D)                                7,863,553                 5,100,000
  Software costs, net of amortization (note A9)              3,997,352                 2,395,036
  Sundry                                                     2,314,441                 1,884,965
  Deferred income taxes (note I)                                     -                   497,862
                                                           -----------               -----------
                                                            20,069,478                21,667,091
                                                           -----------               -----------
                                                           $93,076,699               $57,755,327
                                                           ===========               ===========


                LIABILITIES                               JUNE 30, 1996             JUNE 30, 1995
--------------------------------------------------        -------------             -------------
CURRENT LIABILITIES
  Current portion of long-term debt (note K)               $ 2,912,500               $ 1,400,000
  Accounts payable - trade                                   3,411,046                 2,328,724
  Medical claims payable (note A3)                          25,677,806                         -

  Accrued liabilities
    Related parties (note C)                                   297,984                 1,250,000
    Salaries and wages                                         889,076                   790,427
    Vacation and sick pay                                    1,172,202                 1,003,239
    Payroll and other taxes                                    270,390                   301,374
                                                           -----------               -----------
                                                             2,629,652                 3,345,040


                                                           -----------                ----------
          Total current liabilities                         34,631,004                 7,073,764


LONG-TERM Debt, LESS CURRENT
    PORTION (NOTE K)                                        18,741,664                 9,074,437

ACCRUED RENT (NOTE J)                                        1,240,830                 1,099,011

DEFERRED INCOME TAXES (NOTE I)                                 641,000                         -

CONTINGENCIES AND COMMITMENTS
     (NOTES C, J AND P)                                              -                         -


STOCKHOLDERS' EQUITY
  Preferred shares - authorized,
    5,000,000 shares; none issued                                    -                         -
  Common shares - authorized,
    15,000,000 shares; issued
     6,560,941 shares                                       10,625,382                10,625,382
  Retained earnings                                         27,411,032                30,159,190
  Unrealized net holding losses
     on marketable securities                                 (214,213)                 (276,457)
                                                           -----------               -----------
                                                            37,822,201                40,508,115
                                                           -----------               -----------
                                                           $93,076,699               $57,755,327
                                                           ===========               ===========



        The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED JUNE 30,
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     ------------     -----------     -----------
REVENUES
  Management fees from related parties (note G)      $ 55,906,022     $57,940,488     $37,251,185
  Medical premiums (note A2)                           34,522,651               -               -
  Commission and service fees (note A2)                10,737,392       8,850,937       6,844,752
  Interest and other income (note G)                    1,870,126       1,795,788       1,184,467
                                                     ------------     -----------     -----------
        Total revenues                                103,036,191      68,587,213      45,280,404

EXPENSES
  Medical services (note A3)                           29,900,532               -               -
  Marketing, general and administrative (note G)       59,078,603      50,598,853      32,001,968
  Depreciation and amortization                         4,331,460       2,644,935       1,471,799
  Interest expense                                      1,086,715         481,799         313,568
  Contract settlement                                   9,684,974               -               -
  Equity in net loss of
    unconsolidated affliates (note F)                     652,065       2,815,912          88,801
                                                     ------------     -----------     -----------
        Total  expenses                               104,734,349      56,541,499      33,876,136
                                                     ------------     -----------     -----------

    (Loss) earnings before income tax expense          (1,698,158)     12,045,714      11,404,268

  Income tax expense (note I)                           1,050,000       5,450,000       4,022,000
                                                     ------------     -----------     -----------

        Net (loss) earnings                          $ (2,748,158)    $ 6,595,714     $ 7,382,268
                                                     ============     ===========     ===========

  Net (loss) earnings per common share (note L)      $       (.42)    $      1.01     $      1.13
                                                     ============     ===========     ===========



        The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                   Unrealized net
                                                         Number of                                  holding loss
                                                          common        Common          Retained   on marketable
                                                          shares        shares          earnings    securities       Total
                                                         ---------    -----------     -----------   -----------   -----------
Balance at June 30, 1993                                 6,560,941    $10,625,382     $16,181,208    $       -    $26,806,590
Net earnings                                                     -              -       7,382,268            -      7,382,268
                                                         ---------    -----------     -----------    ---------    -----------
Balance at June 30, 1994                                 6,560,941     10,625,382      23,563,476            -     34,188,858
Net earnings                                                     -              -       6,595,714            -      6,595,714
Unrealized net holding loss on marketable securities             -              -               -     (276,457)      (276,457)
                                                         ---------    -----------     -----------    ---------    -----------
Balance at June 30, 1995                                 6,560,941     10,625,382      30,159,190     (276,457)    40,508,115
Net (loss)                                                       -              -      (2,748,158)           -     (2,748,158)
Unrealized net holding gain on marketable securities             -              -               -       62,244         62,244
                                                         ---------    -----------     -----------    ---------    -----------
Balance at June 30, 1996                                 6,560,941    $10,625,382     $27,411,032    $(214,213)   $37,822,201
                                                         =========    ===========     ===========    =========    ===========




       The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED JUNE 30,
                                                                    ------------------------------------------
                                                                        1996           1995           1994
                                                                    -----------     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings                                               $(2,748,158)   $ 6,595,714    $  7,382,268
  Adjustments to reconcile net (loss) earnings to
    net cash provided from operating activities
      Bad debt expense                                                  596,390      2,300,000               -
      Depreciation                                                    1,892,771      1,417,802       1,471,799
      Amortization                                                    2,438,689      1,227,133               -
      Accrued rent                                                      141,819        271,976         396,142
      Contract settlement                                             9,684,974              -               -
      Loss on disposal of furniture and equipment                        62,427              -          12,225
      Deferred income taxes (credit)                                    912,000       (358,000)       (219,000)
      Equity in net losses of unconsolidated affiliates                 652,065      2,815,912          88,807
      Changes in assets and liabilities
        Decrease  in restricted cash                                    439,823              -               -
        (Increase) decrease in accounts receivable                   (1,416,112)    (1,594,443)     (2,965,317)
        (Decrease) increase in refundable income taxes                  964,300     (1,810,414)        329,631
        (Increase) decrease in prepaid expenses and other              (185,237)      (443,545)         46,302
        (Increase) in long-term accounts receivable                           -     (1,872,774)              -
        (Increase) in statutory reserves                                (81,481)    (5,100,000)              -
        (Decrease) increase  in accounts payable                       (332,891)      (157,714)        592,482
        Increase (decrease) in accrued liabilities                     (715,388)     1,200,442       1,136,890
        (Decrease) in medical claims payable                         (2,624,859)             -               -
        (Decrease) increase in federal income taxes                           -        (98,673)         98,673
                                                                    -----------    -----------    ------------
            Total adjustments                                        12,429,290     (2,202,298)        988,634
                                                                    -----------    -----------    ------------
            Net cash provided from operating activities               9,681,132      4,393,416       8,370,902

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                         4,183,264      5,583,719       7,190,140
  Purchase of marketable securities                                           -       (387,195)    (10,706,643)
  Purchase of furniture and equipment                                (3,545,015)    (3,489,293)     (1,854,376)
  Increase in intangible assets                                      (3,024,943)    (1,039,722)              -
  Investments in and advances to affiliates                          (8,267,234)    (2,698,196)     (2,046,648)
  Increase in sundry assets                                            (254,615)      (344,945)       (860,293)
  Increase in software development costs                             (2,087,127)    (1,951,249)       (443,787)
  Increase in long-term notes receivable                             (1,763,898)    (1,685,500)     (4,310,321)
  Acquisition of business, net of cash acquired                      10,663,708              -               -
                                                                    -----------    -----------    ------------
            Net cash (used in) investing activities                  (4,095,860)    (6,012,381)    (13,031,928)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit                                    13,588,060      6,041,104               -
  Borrowings under long-term debt                                             -              -       7,000,000
  Payments made on long-term debt                                    (2,408,333)    (1,400,000)     (3,816,667)
                                                                    -----------    -----------    ------------
            Net cash provided from financing activities              11,179,727      4,641,104       3,183,333
                                                                    -----------    -----------    ------------

            Net increase (decrease) in cash and cash equivalents     16,764,999      3,022,139      (1,477,693)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        6,197,656      3,175,517       4,653,216
                                                                    -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $22,962,655    $ 6,197,656    $  3,175,523
                                                                    ===========    ===========    ============

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                        YEAR ENDED JUNE 30,
                                                      -----------------------------------------------------
                                                           1996                1995                 1994
                                                      ------------          ----------           ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for
    Interest                                          $  1,116,000          $  524,000           $  358,000
                                                      ============          ==========           ==========
    Income taxes                                      $    328,000          $3,594,000           $2,275,000
                                                      ============          ==========           ==========


Non cash investing activities for 1996 represents the acquisition of majority equity interests in OmniCare Health Plan, Inc. of Tennessee and Ultramedix Healthcare Systems, Inc. and includes assets acquired and liabilities assumed.

    Fair value of assets acquired               $(33,174,471)               $        -           $        -
    Cash acquired                                 20,327,595                         -                    -
    Liabilities assumed                           23,510,584                         -                    -
                                                ------------                ----------           ----------
                                                $ 10,663,708                $        -           $        -
                                                ============                ==========           ==========

       The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996, 1995 AND 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

               A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

     1.   BUSINESS AND BASIS OF PRESENTATION

               The Company is a multi-state provider of healthcare services, including consulting services to managed care organizations and the provision of healthcare services in Tennessee and Florida. Additionally, the Company designs customized self-funded benefit plans for employers.

               The accompanying consolidated financial statements include United American Healthcare Corporation, its 100% owned subsidiaries, U.A. Health Care Corporation ("UA-OH"), United American of Tennessee, Inc. and Subsidiary ("UA-TN"), United American of Louisiana, Inc. and Subsidiary ("UA-LA"), United American Pennsylvania, Inc. ("UA-PA"), United American of Georgia, Inc. and Subsidiary ("UA-GA"), United American of Illinois, Inc. and Subsidiary ("UA-ILL"), ChoiceOne Preferred Provider Plan, Inc. ("ChoiceOne"), and Corporate Healthcare Financing, Inc. and Subsidiaries ("CHF"), and its 80% owned subsidiary United American of Florida, Inc. and Subsidiary ("UA-FL"). Majority stock ownership interests were acquired in OmniCare Health Plan, Inc. of Tennessee ("OmniCare-TN") and Ultramedix Health Care Systems, Inc. ("Ultramedix") (collectively, the "owned HMO's") effective in January 1996. Previously, the Company had held non-majority stock ownership interests in these two entities, which had been accounted for on the equity method. Intercompany transactions and balances have been eliminated.

               Non-majority investments in affiliates in which management has the ability to exercise significant influence are recorded on the equity method.

     2.   REVENUE RECOGNITION

               Commission and service fees consist primarily of a percentage of premiums billed to employers by third party administrators and insurance companies and administration charges to self-funded employer groups. The Company's policy is to recognize the contract period revenue in the effective month of coverage, less any estimated remaining costs to service the policy and when administrative services are rendered.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------

     2.   REVENUE RECOGNITION - CONTINUED

               Medical premium revenues are recognized in the month in which members are entitled to receive health care services.

     3.   MEDICAL SERVICES EXPENSE RECOGNITION

               The owned HMOs contract with various health care providers for the provision of certain medical services to its members. The HMOs compensate those providers on a capitated and fee for service basis.

               The Company provides for medical claims incurred but unreported and the cost of adjudicating claims based primarily on past experience, together with current factors, using accepted actuarial methods. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

     4.   INVESTMENTS

               The Company's securities are classified in the available for sale category, which consists of those securities which the Company intends to hold for an indefinite period of time but not necessarily to maturity, and are carried at estimated fair value. Unrealized gains and losses related to securities available for sale, net of applicable income taxes, are reported as a separate component of stockholders' equity.

     5.   DEPRECIATION AND AMORTIZATION

               Depreciation and amortization are provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives or over the life of the related leases. The Company uses the straight-line method for financial statement purposes, with estimated useful lives ranging from five to thirteen years and accelerated methods for income tax purposes.

     6.   INTANGIBLE ASSETS

               Intangible assets consist of values assigned to assets of acquired businesses (see Note C) and are amortized on a straight-line basis.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------

     6.     INTANGIBLE ASSETS - CONTINUED

            Recoverability of the value of the intangibles is assessed by a periodic comparison of the carrying value to the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.

            Intangible assets consist of the following:

                                          JUNE 30,            ESTIMATED
                                --------------------------    ---------
                                     1996          1995         LIVES
                                -------------  -----------    ---------
Customer list                     $ 9,218,807   $ 5,895,864     10 years
Covenant not to compete               700,000       700,000    9.5 years
Goodwill                           11,995,363             -     10 years
                                  -----------   -----------
                                   21,914,170     6,595,864
Less accumulated                   (2,373,817)   (1,197,591)
     amortization                 -----------   -----------
                                  $19,540,353   $ 5,398,273
                                  ===========   ===========

     7.   CASH AND CASH EQUIVALENTS

                For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     8.   FINANCIAL INSTRUMENTS

                The fair value of the Company's investments in marketable securities is set forth at note B. The Company considers the carrying value of its other financial instruments to approximate their fair value.


     9.   SOFTWARE COSTS

                Software costs are primarily expenses incurred in connection with the development of a proprietary client server computer information software application to support the management services provided by the Company. The software development was substantially completed in December 1995, and the Company began amortizing the application on a straight-line method over the estimated useful life of five years. Accumulated amortization as of June 30, 1996 was $484,811.






                                     F 10

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994



NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------


      10.   NEW FINANCIAL ACCOUNTING STANDARDS

            Statement of Financial Accounting Standards ("SFAS") No. 114 - "Accounting by Creditors for Impairment of a Loan" and SFAS No.
            118 - "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" are effective for the Company's fiscal year beginning July 1, 1995. The Company earlier adopted SFAS Nos. 114 and 118 in the determination of certain allowances at June 30, 1995.

            SFAS No 121 - "Accounting for the Impairment of Long Lived
            Assets and for Long-Lived Assets to Be Disposed Of" and SFAS 123 - "Accounting for Stock Based Compensation" are effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS Nos. 121 and 123 will not have a material effect on the Company's consolidated financial statements.

      11.   USE OF ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      12.   RECLASSIFICATIONS

                 Certain reclassifications have been made to the 1995 balances to conform to the current period classifications.

NOTE B - MARKETABLE SECURITIES
------------------------------

      Following is a summary of marketable securities as of June 30, 1996:



                                                        FAIR VALUE                 AMORTIZED COST
                                                     ----------------              --------------
      Obligations of individual states and
      political subdivisions                               $7,139,259                  $7,304,011
      Obligations of foreign governments                       25,000                      25,000
      Equity securities                                        87,167                     254,393
                                                     ----------------              --------------
                                                           $7,251,426                  $7,583,404
                                                     ================              ==============


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994



NOTE B - MARKETABLE SECURITIES - CONTINUED
------------------------------------------

                                                           GROSS            GROSS
                                                         UNREALIZED       UNREALIZED
                                                       HOLDING GAINS    HOLDING LOSSES
                                                       -------------    --------------

      Obligations of individual states and
      political subdivisions                                $        -           $164,753
      Equity securities                                              -            167,225
                                                       ---------------  -----------------
                                                            $        -           $331,978
                                                       ===============  =================


      Following is a summary of marketable securities as of June 30, 1995:

                                               FAIR VALUE                 AMORTIZED COST
                                            ----------------              --------------
      Obligations of individual states and
      political subdivisions                     $11,270,217                 $11,484,943
      Obligations of foreign governments              25,000                      25,000
      Equity securities                               43,787                     254,380
                                            ----------------              --------------
                                                 $11,339,004                 $11,764,323
                                            ================              ==============



                                                 GROSS            GROSS
                                               UNREALIZED       UNREALIZED
                                             HOLDING GAINS     HOLDING LOSSES
                                             -------------     --------------
      Obligations of individual states and
      political subdivisions                     $         -         $214,726
      Equity securities                                    -          210,593
                                            ----------------  ---------------
                                                 $         -         $425,319
                                            ================  ===============

      As of June 30, 1996, investments in debt securities mature as follows:

                                         WITHIN 1 YEAR  1- 5 YEARS  5-10 YEARS  THEREAFTER
                                         -------------  ----------  ----------  ----------
   Obligations of individual states and
   political subdivisions                   $4,333,851  $2,040,408  $        -    $765,000
   Obligations of foreign governments                -      25,000           -           -
                                         -------------  ----------  ----------  ----------
                                            $4,333,851  $2,065,408  $        -    $765,000
                                         =============  ==========  ==========  ==========

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE C - ACQUISITIONS
---------------------

      CHF

           On May 7, 1993, the Company acquired substantially all of the assets and assumed certain liabilities of a Maryland limited partnership, in a business combination accounted for as a purchase. The cost at the time of the acquisition was approximately $9,582,000.

           Through June 30, 1996 and 1995, the purchase price was cumulatively increased by $4,476,076 and $1,153,133, respectively, pursuant to a contingent promissory note that, depending upon CHF's earnings (as defined in the agreement) over seven years from the acquisition date, could increase the purchase price by a maximum amount of $6,598,000. At June 30, 1996 and 1995, approximately $298,000 and $1,250,000 was accrued under the terms of this note.

      OMNICARE-TN

           In February 1994, the Company entered into a long-term agreement to manage OmniCare-TN and effective July 1994 acquired a 50% equity interest in OmniCare-TN for approximately $1,274,000 in cash. The excess purchase price over the Company's equity interest in the net assets at the effective date of acquisition of approximately $4,100,000 is being amortized over ten years on a straight-line basis.

           Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock, and 100% of the preferred stock, of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $100,000 and $10,900,000, respectively, of which $8,680,666 was the conversion of OmniCare-TN debt to the Company to equity and $2,319,334 in cash. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the accompanying financial statements effective with the date of purchase through June 30, 1996. The excess purchase price over the fair value of the net assets acquired of approximately $3,325,000 has been recorded as goodwill, and is being amortized over ten years on a straight-line basis.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE C - ACQUISITIONS - CONTINUED
---------------------------------

           ULTRAMEDIX

           In February 1994, the Company entered into a long-term agreement to manage Ultramedix and acquired a 30.4% equity interest in Ultramedix for approximately $1,437,000 in cash, and also acquired a five year warrant to acquire up to a 51% total equity interest in Ultramedix. The excess purchase price over the Company's equity interest in the net assets of Ultramedix at the date of acquisition of approximately $1,690,000 is being amortized over ten years.

           Effective January 29, 1996, the Company purchased an additional 20.6% of the voting common stock, and 100% of the preferred stock, of Ultramedix. This increased the Company's ownership in the voting common stock of Ultramedix to 51%. The purchase price for the additional common stock and preferred stock of Ultramedix was approximately $1,931,000 in cash. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the accompanying financial statements effective with the date of purchase through June 30, 1996. The excess purchase price over the fair value of the net assets acquired of approximately $2,875,000 has been recorded as goodwill, and is being amortized over ten years on a straight-line basis.

           The unaudited pro forma results of operations which follow assume that the OmniCare-TN and Ultramedix acquisitions had occurred at the beginning of the earliest period presented. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization related to the acquisition.

           The comparative pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred on the dates indicated or which may be obtained in the future.

                                               YEAR ENDED JUNE 30,
                                     ----------------------------------------
                                            1996                 1995
                                     ------------------   -------------------
Total revenue                              $136,474,000          $147,454,000
Net (loss) earnings                        $ (3,961,000)         $  3,954,000
(Loss) earnings per common share           $       (.60)         $        .60


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE D - RESTRICTED CASH AND STATUTORY RESERVES
-----------------------------------------------

           Certain of the Company's subsidiaries are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments.

           The Company's subsidiary, Ultramedix, is also required by state regulations to maintain a specified level of restricted cash for its members' protection.

NOTE E - CONCENTRATION OF RISK
------------------------------

           During the year ended June 30, 1996 approximately 28% of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program which provides medical benefits to Medicaid and Working Uninsured recipients. TennCare withholds 10% of the Company's monthly capitation payment. If certain informational filing requirements are met by the Company, TennCare remits the amount withheld. Amounts withheld by TennCare as of June 30, 1996 total approximately $1,011,000. The Company has not been informed of any deficiency in its filing requirements, and in the opinion of management, all withheld amounts will be remitted in the normal course of business.

NOTE F - INVESTMENTS IN AND ADVANCES TO AFFILIATES
--------------------------------------------------

           Investments in and advances to affiliates consist of the following:

                                                 JUNE 30,
                                      ------------------------------
                                            1996            1995
                                      ----------------  ------------
            Ultramedix                  $        -      $ 2,995,561
            OmniCare - TN                        -          746,958
            PhilCare                     2,100,000                -
            Less valuation allowance             -       (1,196,958)
                                        ----------      -----------
                                        $2,100,000      $ 2,545,561
                                        ==========      ===========

           The investments in and advances to Ultramedix and OmniCare-TN at June 30, 1995 represent the Company's initial purchase of a non-majority interest of their stock and advances to the affiliates, less the Company's portion of their losses. As discussed in Note C, during 1996 the Company acquired a majority interest in these affiliates, and beginning the effective dates of purchase of the majority interest, the equity method of accounting ceased and the entities are consolidated for financial reporting purposes.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE F - INVESTMENTS IN AND ADVANCES TO AFFILIATES - CONTINUED
--------------------------------------------------------------

           PhilCare Health Systems, Inc. ("PhilCare") an HMO, was developed to participate in Pennsylvania's mandatory Medicaid pilot program which provides for managed care services on a prepaid capitated basis to the Medicaid population in selected counties in the Commonwealth of Pennsylvania. In May 1994, the Company acquired at book value a 49% equity interest in PhilCare for approximately $1,000 in cash. In June 1996, the Company paid $2,100,000 in cash for 100% of PhilCare's preferred shares. PhilCare has had deminimus revenue and expense activity since inception.


NOTE G - RELATED PARTY TRANSACTIONS
-----------------------------------

           The Company has entered into long-term management agreements with Michigan Health Maintenance Organization Plans, Inc. ("OmniCare-MI"), Personal Physician Care, Inc. ("PPC"), OmniCare-TN, and Ultramedix, hereafter referred to as the "Managed Plans". Pursuant to the management agreements, the Company provides management and consulting services to the Managed Plans. These entities are related via common officers and directors. Intercompany transactions with OmniCare-TN and Ultramedix since the Company acquired its majority ownership interests in January 1996 have been eliminated.

           The commencement and expiration dates of these agreements follows:

                            Commencement           Expiration
                           --------------          ----------
           OmniCare-MI          May 1985       December  2010
           PPC               August 1987          August 2007
           OmniCare-TN     February 1994       February  1999
           Ultramedix      February 1994       February  1999

           All of the agreements are subject to review every five years and can be terminated without cause by the Managed Plans at the time of the review or by either party with cause.

           Pursuant to the management agreements the Company is generally paid a percentage of revenues and/or reimbursed the administrative cost to manage the Plans. Management fee revenue is recognized in the month it is earned, based on the Managed Plans' reported operating revenues. The Company is required to pay certain administrative expenses associated with its activity on behalf of these Managed Plans. All costs associated with the management of these Plans are expensed as incurred. Under the terms of the management agreement, the Company occupies space that is leased and paid for by PPC.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994

NOTE G - RELATED PARTY TRANSACTIONS - CONTINUED
-----------------------------------------------

           The following table shows management fee revenue from the Managed Plans as a percentage of the Company's total revenues.


                              YEAR ENDED JUNE 30,
                           -------------------------
                            1996     1995     1994
                           -------  -------  -------
            OmniCare-MI      29%      45%      59%
            OmniCare-TN      14       23        8
            PPC               8       10       12
            Ultramedix        3        7        3



           Accounts and notes receivable-related parties are due from the following:

                                JUNE 30, 1996                   JUNE 30, 1995
                          --------------------------       ---------------------------
                          SHORT-TERM       LONG-TERM       SHORT-TERM        LONG-TERM
                          ----------      ----------       ----------        ---------
HealthScope                 $144,965     $ 4,064,830      $         -      $ 3,988,329
OmniCare-TN                        -               -                -        4,832,824
OmniCare - MI                455,828               -          286,575                -
Ultramedix                         -               -           41,567                -
PPC                           56,141               -           39,148                -
Others                             -               -          257,288                -
Less valuation allowance           -      (1,073,442)               -       (1,103,042)
                          ----------     -----------      -----------      -----------
                            $656,934     $ 2,991,388      $   776,247      $ 7,718,111
                          ==========     ===========      ===========      ===========



           The Company has provided a valuation allowance to reflect its estimate of the fair value of these assets at June 30, 1996 and 1995, considering existing circumstances. It is possible that a change in the estimate will occur in the near term.

           HealthScope was organized in March 1993 to engage in development, consulting and contract management services for publicly-funded managed care programs in the metropolitan New York area. Through June 1996 and 1995, the Company lent HealthScope a total of approximately $4,210,000 and $4,140,000 under various agreements. Pursuant to these agreements, the Company has an option to purchase up to a 72.6% equity interest in HealthScope, and can designate four of its seven Board members. The principal balance is due in March 1998, and interest ranging from 2% to 3% over prime is due to the Company annually in March. The Company recognized interest revenue of approximately $448,000 during the year ended June 30, 1995, and none for the year ended June 30, 1996, when the Company changed to the cash basis of interest revenue recognition for this receivable.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE G - RELATED PARTY TRANSACTIONS - CONTINUED
-----------------------------------------------

           Health insurance for some of the Company's employees was provided by the Managed Plans. This expense was approximately $1,477,000, $1,110,000 and $1,030,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

           A director of the Company also served as a director and shareholder of the Company's legal counsel until December 1995. Legal costs to this law firm through December 1995 totalled approximately $567,000, and was $688,000 and $279,000 for the years ended June 30, 1995 and 1994, respectively. Pursuant to the management agreement, certain of these legal expenses were incurred on behalf of OmniCare-MI.

NOTE H - BENEFIT AND OPTION PLANS
---------------------------------

           The Company offers a 401(K) retirement and savings plan which covers substantially all of its employees. The Company's maximum matching contribution is 5% of compensation. Company contributions to the 401(K) plan were approximately $609,000, $464,000 and $392,000 for the years ended June 30, 1996, 1995, and 1994, respectively.


           The Company has a stock option plan with 531,250 common shares reserved for issuance upon exercise of options. No options have been granted through June 30, 1996.

NOTE I - INCOME TAXES
---------------------

           The components of income tax expense are as follows:

                                       YEAR ENDED JUNE 30,
                                -------------------------------------
                                   1996         1995         1994
                                -----------  -----------  -----------
             Current             $  138,000  $5,808,000   $4,241,000
             Deferred (credit)      912,000    (358,000)    (219,000)
                                -----------  ----------   ----------
                                 $1,050,000  $5,450,000   $4,022,000
                                ===========  ==========   ==========


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE I - INCOME TAXES - CONTINUED
---------------------------------

           A reconciliation of the provision for income taxes follows:

                                                                 YEAR ENDED JUNE 30,
                                                        -------------------------------------
                                                           1996         1995         1994
                                                        -----------  -----------  -----------
                  Expected expense (credit) at the
                  statutory rate                        $ (696,000)  $3,894,000   $3,877,000
                  State and city income tax                348,000      947,000      384,000
                  Tax exempt interest                     (165,000)    (221,000)    (223,000)
                  Non-deductible goodwill amortization     235,000      221,000            -
                  Meals and entertainment                  128,000       85,000            -
                  Other                                     74,000      (33,000)     (16,000)
                  Valuation allowance                    1,126,000      557,000            -
                                                        ----------   ----------   ----------
                                                        $1,050,000   $5,450,000   $4,022,000
                                                        ==========   ==========   ==========

           A valuation allowance was provided on that portion of the equity in net losses in affiliates which reduces the Company's investment, as the Company believes it is more likely than not that if a tax deductible event occurs, the result will be a capital loss, which is able to be offset only by capital gains currently not generated by the Company.

           The valuation allowance balance at June 30, 1996 includes allowances relating to net loss carryforwards ("NOLs") of OmniCare-TN and Ultramedix, entities which are consolidated as of June 30, 1996. As of June 30, 1996, these subsidiaries have NOLs for federal income tax purposes of approximately $5,537,000, which expire through the year 2011.

           As of June 30, 1996, these subsidiaries have NOLs for federal income tax purposes of approximately $5,537,000, which expire through the year 2011.

           Components of the Company's deferred tax assets and liability are as follows:

                                                    JUNE 30, 1996  JUNE 30, 1995
                                                    -------------  -------------
        Deferred tax assets:
           Amortization of intangible assets          $  213,000     $  143,000
           Equity in net losses of affiliates          1,882,000        985,000
           Rent                                          273,000        231,000
           Bad debt expense                              694,000        795,000
           Compensation                                  315,511        108,649
           Net unrealized holding loss                   115,000        148,862
           Net operating loss carryforward of
             subsidiaries purchased in 1996            5,537,000              -
                                                      ----------     ----------
           Gross deferred tax assets                   9,029,000      2,411,511
                                                      ----------     ----------
        Deferred tax liabilities:
           Depreciation and amortization                (400,000)      (230,000)
           Software development                       (1,430,000)      (838,000)
           Licensure costs                              (305,000)      (180,000)
                                                      ----------     ----------
        Gross deferred tax liabilities                (2,135,000)    (1,248,000)
        Valuation allowance                           (7,220,000)      (557,000)
                                                      ----------     ----------
        Net deferred tax (liability) asset            $ (325,489)    $  606,511
                                                      ==========     ==========


Activity in the valuation allowance is as follows:

Balance at July 1, 1994                               $        -

Charges to operations                                    557,000
                                                      ----------

Balance June 30, 1995                                    557,000

Charged to operations                                  1,126,000

NOLs of purchased subsidiaries                         5,537,000
                                                      ----------

Balance at June 30, 1996                              $7,220,000
                                                      ==========



The portion of the valuation allowance attributable to purchased NOLs that are subsequently utilized as tax benefits will reduce goodwill of the acquired companies.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE J - LEASES
---------------

           The Company leases its facilities and various furniture and equipment under operating leases expiring at various dates through June 2005. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

           Rent expense charged to operations for the years ended June 30, 1996, 1995 and 1994 totalled approximately $4,121,000, $2,748,000 and
      $1,613,000, respectively.

           Minimum future rental payments under all noncancellable operating leases having remaining terms in excess of one year as of June 30, 1996 are as follows:


                       JUNE 30,
                       1997             $ 3,372,000
                       1998               3,282,000
                       1999               2,862,000
                       2000               2,674,000
                       2001               1,997,000
                       Thereafter         4,967,000
                                       ------------
                                        $19,154,000
                                       ============


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994



NOTE K - LONG TERM DEBT
-----------------------

                                                       JUNE 30, 1996  JUNE 30, 1995
                                                       -------------  -------------
Maximum $20,000,000 unsecured line of credit,
expiring in November 1997, bearing interest at prime
or 1% over the one, two, three or nine-month LIBOR
rate.                                                    $13,579,163    $ 6,041,104

Unsecured line of credit borrowings converted to a
term loan in November 1995, requiring monthly
principal payments of approximately $126,000, with
the final due date in November 1999, and bearing
interest at prime or 1.25% over the one, two, three
or nine-month LIBOR rate.                                  5,041,667              -

Term loan requiring monthly principal payments of
approximately $117,000, with final due date in
August 1998, and bearing interest at prime or 1.5%
over the six-month LIBOR rate.  The loan is
collateralized by all assets of the Company.
Covenants of the loan agreement provide for certain
net worth and financial ratio requirements.  The
Company has entered into an agreement which caps the
loan's interest rate at 5% per annum.  The $122,000
cost of the cap is being amortized over the term of
the loan.                                                  3,033,334      4,433,333
                                                       -------------  -------------

                                                          21,654,164     10,474,437
Less current portion                                       2,912,500      1,400,000
                                                       -------------  -------------
Non-current portion of long-term debt                    $18,741,664    $ 9,074,437
                                                       =============  =============

Debt principal matures as follows:

                   YEAR ENDED
                    JUNE 30,
                   ----------
                   1997                  $ 2,912,500
                   1998                   16,491,663
                   1999                    1,745,834
                   2000                      504,167
                                        ------------
                                         $21,654,164
                                        ============

           At June 30, 1996, the Company was in violation of a covenant which sets a floor on a debt service coverage ratio. The Company obtained a waiver for this provision from the lending institution.


           The Company provided a $1,000,000 letter of credit on behalf of OmniCare-LA in satisfaction of appliciable statutory requirements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE L - NET (LOSS) EARNINGS PER SHARE
--------------------------------------

           Net (loss) earnings per share is based on the weighted average number of shares of common stock outstanding during each period. The number of shares used in the computation of (loss) earnings per share is 6,560,941 for the years ended June 30, 1996, 1995 and 1994.

NOTE M - MANAGED PLANS
----------------------

           The following table sets forth summarized financial data of the Managed Plans in which the Company has no equity interest. This information was derived from audited financial statements, as of their respective year-ends.

                                                             YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------

                                                    1995           1994                 1993
                                              --------------  ---------------    ----------------
      OmniCare-MI:
       Current assets                            $39,160,000      $45,528,000         $36,983,000
       Noncurrent assets                           1,621,000        2,040,000           2,277,000
       Current liabilities                        24,347,000       31,336,000          24,333,000
       Fund balance                               16,434,000       16,232,000          14,927,000
       Revenues                                  172,574,000      159,546,000         141,993,000
       Expenses                                  172,371,000      158,241,000         140,780,000
       Revenues over expenses                        203,000        1,305,000           1,213,000


                                                             YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------

                                                    1995           1994                1993
                                              --------------  ---------------    ----------------
      PPC:
       Current assets                            $14,350,000      $ 9,168,000        $  9,626,000
       Noncurrent assets                             649,000          495,000             397,000
       Current liabilities                        11,637,000        6,981,000           8,261,000
       Retained earnings                           3,362,000        2,682,000           1,762,000
       Revenues                                   50,945,000       45,003,000          24,434,000
       Expenses                                   49,937,000       43,318,000          22,730,000
       Earnings before income taxes                1,008,000        1,685,000           1,704,000
       Net earnings                                  663,000        1,073,000             977,000


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994

NOTE N - SEGMENT DATA
---------------------

                                                                                   YEAR ENDED JUNE 30,
                                                               ---------------------------------------------------------
                                                                     1996                 1995                  1994
                                                               -------------          ------------          ------------
Revenues:
Managed Plans                                                   $  91,485,739         $ 58,400,080          $ 37,251,185
Customized  Health Care Programs                                   10,785,648            8,875,492             6,844,752
Corporate and Unallocated                                             764,804            1,311,641             1,184,467
                                                                -------------         ------------          ------------
                                                                $ 103,036,191         $ 68,587,213          $ 45,280,404
                                                                =============         ============          ============
(Loss) Earnings Before Income Tax Expense:
Managed Plans                                                   $  (1,042,206)        $ 12,893,226          $  9,771,800
Customized  Health Care Programs                                     (655,952)            (847,512)            1,632,468
Corporate and Unallocated                                                   -                    -                     -
                                                                -------------         ------------         -------------
                                                                $  (1,698,158)        $ 12,045,714          $ 11,404,268
                                                                =============         =============         ============
Depreciation and Amortization:
Managed Plans                                                   $   3,340,464         $  1,880,264          $    824,282
Customized Health Care Programs Plans                                 990,996              764,671               647,517
                                                                -------------         ------------         -------------
                                                                $   4,331,460         $  2,644,935          $  1,471,799
                                                                =============         ============          ============
Capital Expenditures:
Managed Plans                                                   $   3,072,416         $  3,292,716          $  1,417,958
Customized Health Care Programs                                       472,599              196,577               436,418
                                                                -------------         ------------         -------------
                                                                $   3,545,015         $  3,489,293          $  1,854,376
                                                                =============         ============          ============
Total Identifiable Assets:
Managed Plans                                                   $  48,184,304         $ 21,770,856          $ 10,962,454
Customized Health Care Programs                                    17,268,664           11,460,347             9,851,933
Corporate and Unallocated                                          27,073,731           24,524,124            24,764,548
                                                                -------------         ------------          ------------
                                                                $  93,076,699         $ 57,755,327          $ 45,578,935
                                                                =============         ============          ============


NOTE O - UNAUDITED SELECTED FINANCIAL DATA
------------------------------------------
           The following table presents unaudited selected quarterly financial data:

                                                                    THREE MONTHS ENDED
                                     ---------------------------------------------------------------------------------
                                        JUNE 30,              MARCH 31,          DECEMBER 31,        SEPTEMBER 30, 30,
                                          1996                   1996                1995                   1995
                                     ---------------        ------------        ------------        ------------------
Revenues                               $42,053,627          $27,776,523         $15,341,384            $17,864,657
Expenses                                43,113,055           28,610,505          17,616,382             16,444,407
                                       -----------          -----------         -----------            -----------
Net (loss) earnings                    $(1,059,428)         $  (833,982)        $(2,274,998)           $ 1,420,250
                                       ===========          ===========         ===========            ===========
Net (loss) earnings per common
 share                                 $     (0.16)         $     (0.13)        $     (0.35)           $      0.22


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE O - UNAUDITED SELECTED FINANCIAL DATA - CONTINUED
------------------------------------------------------

                                                          THREE MONTHS ENDED
                                     ----------------------------------------------------------
                                     JUNE 30,         MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                       1995              1995          1994           1994
                                     ------------    ------------  ------------  --------------
Revenues                             $17,863,704     $17,753,896   $16,694,818      $16,274,795
Expenses                              18,570,314      15,606,469    14,121,055       13,693,661
                                     -----------     -----------   -----------   --------------
Net earnings (loss)                  $  (706,610)    $ 2,147,427   $ 2,573,763       $2,581,134
                                     ===========     ===========   ===========   ==============
Net earnings (loss) per common
  share                              $     (0.10)    $       .33   $       .39      $      0.39

           Management fees to UA-TN were impacted during the quarter ended June 1996 by an agreement reached between UA-TN and OmniCare-TN during that quarter, but effective November 1995, pursuant to which OmniCare-TN agreed to reimburse UA-TN approximately $8,680,000 for start-up costs and other expenses incurred for the period January 1994 through September 1995 which were unrelated to OmniCare-TN's TennCare business and which were over and above the amounts which OmniCare-TN could reimburse UA-TN out of the capitation payments received by OmniCare-TN under the TennCare contract. Further, UA-TN agreed to convert its claim for these additional amounts owed to it by OmniCare-TN into approximately 8,680,000 shares of preferred stock of OmniCare-TN as complete and final settlement of such obligation.

           Also during the quarter ended June 30, 1996, the Company provided a valuation allowance of approximately $773,000 to reflect its estimate of the fair value of notes recivable from HealthScope at June 30, 1996 and increased the incurred but not reported medical liabilities for Ultramedix and OmniCare-TN by $2,300,000.

           During the quarter ended June 30, 1995, the Company recognized approximately $1,500,000 of equity in the net loss of OmniCare-TN, principally due to OmniCare-TN's reversal of previously recognized deferred tax benefits. In addition, the Company recognized $2,300,000 of bad debt expense in the fourth quarter. Also during the quarter ended June 30, 1995, the Company recognized approximately $700,000 of previously deferred costs in connection with its expansion activities, and reversed bonuses previously accrued of approximately $450,000.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994


NOTE P - CONTINGENCIES
----------------------

           As previously reported by the Company, the Company is a named defendant in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995 which in September 1996 were consolidated as one action by the Court. The complaints contain common allegations that certain senior officers and the Company issued reports and statements which violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the alleged period and that whatever material facts they did not disclose, if any, were already available in the financial market place. The defendant's motion to dismiss the complaints, filed in March 1996, was denied in September 1996. The Company intends to vigorously defend itself against the allegations set forth in the compliants. Company management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuit. An unfavorable outcome could have a material impact on the Company's financial statements. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer in the event he is found not to be entitled to such indemnification.

           The Company is aware that the previously reported investigation being conducted by the U.S. Attorney in the Western District of Tennessee, in cooperation with a federal grand jury and the United States Postal Inspector's Office, and by the Tennessee Bureau of Investigation, of the State of Tennessee's TennCare program and OmniCare-TN's marketing practices, is continuing. The Company and OmniCare-TN have not been charged with any wrongdoing and are cooperating in these investigations. The Company cannot predict the ultimate outcome of these investigation or the potential financial impact on its business, if any.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October, 1996.


                     UNITED AMERICAN HEALTHCARE CORPORATION


                     By:  /s/ Jagannathan Vanaharam
                          -------------------------------
                          Jagannathan Vanaharam
                          Senior Vice President-Treasurer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.




/s/ JULIUS V. COMBS, M.D.     Chief Executive Officer          October 14, 1996
------------------------
Julius V. Combs, M.D.         (Principal Executive Officer)

/s/ ANITA C.R. GORHAM         Secretary                        October 14, 1996
--------------------
Anita C.R. Gorham

/s/JAGANNATHAN VANAHARAM      Senior Vice President-Treasurer  October 14, 1996
------------------------
Jagannathan Vanaharam         (Principal Financial Officer)

/s/PAUL G. SAMUELS            Corporate Controller             October 14, 1996
------------------
Paul G. Samuels               (Principal Accounting Officer)

/s/JULIUS V. COMBS, M.D.      Director                         October 14, 1996
------------------------
Julius V. Combs, M.D.

/s/RONALD R. DOBBINS          Director                         October 14, 1996
--------------------
Ronald R. Dobbins

/s/ANITA C.R. GORHAM          Director                         October 14, 1996
--------------------
Anita C.R. Gorham

/s/EMMETT S. MOTEN, JR.       Director                October 14, 1996
-----------------------
Emmett S. Moten, Jr.

/s/ HARCOURT G. HARRIS, M.D.  Director                October 14, 1996
----------------------------
Harcourt G. Harris, M.D.

/s/KARL D. GREGORY, Ph.D.     Director                October 14, 1996
-------------------------
Karl D. Gregory, Ph.D.

/s/RICHARD T. WHITE           Director                October 14, 1996
-------------------
Richard T. White

/s/LOUIS J. NICHOLAS          Director                October 14, 1996
--------------------
Louis J. Nicholas

/s/                           Director                October 14, 1996
--------------------
Richard P. Sutkin

                                 EXHIBIT INDEX



                                                                             FILED
                                                                            HEREWITH
EXHIBIT                                     INCORPORATED HEREIN BY         SEQUENTIAL
NUMBER   DESCRIPTION OF DOCUMENT            REFERENCE TO                    PAGE NO.
------   -----------------------            ------------                   ----------
3.1      Restated Articles of               Exhibit 3.1 to the
         Incorporation of Registrant.       Registrant's Form S-1
                                            Registration Statement under
                                            the Securities Act of 1933,
                                            as amended, declared
                                            effective on April 23, 1991
                                            ("1991 S-1")
3.1(a)   Certificate of Amendment to the    Exhibit 3.1(a) to 1991 S-1
         Articles of Incorporation of
         Registrant.
3.2      Amended and Restated Bylaws of     Exhibit 3.2 to the
         Registrant.                        Registrant's 1993 10-K
4.1      Incentive and Non-Incentive        Exhibit 4.1 to the
         Stock Option Plan of Registrant    Registrant's 1995 10-K
         effective March 25, 1991, as
         amended.
4.2      Form of Common Share Certificate.  Exhibit 4.2 to the
                                            Registrant's 1995 10-K
10.1     Employees' Retirement Plan for     Exhibit 10.1 to 1991 S-1
         Registrant dated May 1, 1985,
         with First Amendment thereto and
         Summary Plan Description
         therefor.
10.2     Management Agreement between       Exhibit 10.2 to 1991 S-1
         Michigan Health Maintenance
         Organization Plans, Inc. and
         Registrant dated March 15, 1985,
         as amended June 12, 1985.
10.3     Management Agreement between       Exhibit 10.3 to 1991 S-1
         U.A. Health Care Corporation and
         Personal Physician Care, Inc.
         dated March 18, 1987.
10.5     Amendment dated February 16,       Exhibit 10.5 to the
         1993 to Management Agreement       Registrant's 1995 10-K
         between United American
         Healthcare Corporation and
         Personal Physician Care, Inc.
         dated March 18, 1987.
10.6     Amendment dated June 16, 1994 to   Exhibit 10.4 to the
         Management Agreement between       Registrant's 1994 10-K
         U.A. Health Care Corporation and
         Personal Physician Care, Inc.
         dated March 18, 1987.
10.7     Management Agreement between       Exhibit 10.5 to Registrant's
         OmniCare Health Plan, Inc. and     1994 Form 10-K
         United American of Tennessee,
         Inc. dated February 2, 1994.
10.8     Management Agreement between       Exhibit 10.6 to Registrant's
         Ultramedix Health Care Systems,    1994 Form 10-K
         Inc.


                                                                             FILED
                                                                            HEREWITH
EXHIBIT                                     INCORPORATED HEREIN BY         SEQUENTIAL
NUMBER   DESCRIPTION OF DOCUMENT            REFERENCE TO                    PAGE NO.
------   -----------------------            ------------                   ----------
         and United American of
         Florida, Inc. dated February 1,
         1994.
10.9     Amendment dated September 4,       Exhibit 10.9 to the
         1995 to Management Agreement       Registrant's 1995 10-K
         between Ultramedix Healthcare
         Systems, Inc. and United
         American of Florida, Inc. dated
         February 1, 1995.
10.10    Amendment dated September 20,      Exhibit 10.10 to
         1995 to Management Agreement       Registrant's 1995 10-K
         between Ultramedix Health Care
         Systems, Inc. and United
         American of Florida, Inc. dated
         February 1, 1995.
10.11    Lease Agreement between 1155       Form 8-K filed August 8, 1991
         Brewery Park Limited Partnership
         and Registrant dated July 24,
         1991, effective May 1, 1992.
10.12    Amendment dated December 8, 1993   Exhibit 10.8 to the
         to Lease agreement between 1155    Registrant's 1994 10-K
         Brewery Park Limited Partnership
         and Registrant dated July 24,
         1991.
10.13    Amendment dated April 15, 1993     Exhibit 10.13 to
         to Lease Agreement between 1155    Registrant's 1995 10-K
         Brewery Park Limited Partnership
         and Registrant dated July 24,
         1991.
10.14    Lease Agreement between Allied     Exhibit 10.5 to the
         Associates Limited Partnership     Registrant's 1992 10-K
         and Personal Physician Care,
         Inc. dated January 8, 1992,
         effective January 1, 1992.
10.15    Lease Agreement between            Exhibit 10.7 to the
         Baltimore Center Associates        Registrant's 1993 10-K
         Limited Partnership and
         Corporate Healthcare Financing,
         Inc. dated August 24, 1988, as
         amended April 12, 1993,
         effective the later of May 1,
         1993 or the date premises are
         ready for occupancy.
10.16    Amendment dated May 11, 1994       Exhibit 10.11 to the
         (effective June 30, 1994) to       Registrant's 1994 10-K
         Lease agreement between
         Baltimore Center Associates
         Limited Partnership and
         Corporate Healthcare Financing,
         Inc.
10.17    Lease Agreement between CLW        Exhibit 10.2 to Registrant's
         Realty Asset Group, Inc., as       1994 Form 10-K
         agent for The Prudential
         Insurance Company of America and
         United American of Florida dated
         May 31, 1994, effective


                                                                             FILED
                                                                            HEREWITH
EXHIBIT                                     INCORPORATED HEREIN BY         SEQUENTIAL
NUMBER   DESCRIPTION OF DOCUMENT            REFERENCE TO                    PAGE NO.
------   -----------------------            ------------                   ----------
         June 1, 1994.
10.18    Lease Agreement between Fleming    Exhibit 10.3 to Registrant's
         Companies, Inc. and United         1994 Form 10-K
         American of Tennessee dated June
         30, 1994, effective the date
         premises are ready for
         occupancy.
10.19    Lease Agreement between            Exhibit 10.19 to
         International Business Machines    Registrant's 1995 10-K
         Corporation and Registrant dated
         August 29, 1994.
10.20    Amended and Restated Line of       Exhibit 10.20 to
         Credit Facility Agreement          Registrant's 1995 10-K
         between Michigan National Bank
         and Registrant dated March 14,
         1995.
10.21    Promissory notes between           Exhibit 10.9 to the
         Michigan National Bank and         Registrant's 1993 10-K
         Registrant dated August 26,
         1993.
10.22    Loan Agreement between             Form 8-K filed April 23, 1993
         Registrant and
         United/HealthScope, Inc. dated
         March 9, 1993.
10.23    Loan agreement between             Exhibit 10.23 to
         Registrant and                     Registrant's 1995 10-K
         United/HealthScope, Inc. dated
         September 21, 1994.
10.24    Asset Purchase Agreement between   Form 8-K filed May 24, 1993
         CHF, Inc., Healthcare Plan         and Form 8-K/A filed July
         Management, Inc., CHF-HPM          21, 1993
         Limited Partnership, Louis J.
         Nicholas and Keith B. Sullivan
         and Registrant dated May 7,
         1993.
10.25    Loan and Security Agreement        Exhibit 10.18 to
         between Ultramedix Health Care     Registrant's 1994 Form 10-K
         Systems, Inc. and United
         American of Florida dated
         February 1, 1994.
10.26    Amendment dated June 13, 1995 to   Exhibit 10.26 to
         the Loan and Security Agreement    Registrant's 1995 10-K
         between Ultramedix Care Systems,
         Inc. and United American of
         Florida, Inc. dated February 1,
         1994.
10.27    Form of Stock Transfer Services    Exhibit 10.19 to
         Agreement between Huntington       Registrant's 1994 Form 10-K
         National Bank and Registrant.
10.28    Employment Agreement between       Exhibit 10.15 to 1991 S-1
         Julius V. Combs, M.D. and
         Registrant dated March 15, 1991.
10.29    Employment Agreement between       Exhibit 10.16 to 1991 S-1
         Ronald R. Dobbins and Registrant


                                                                             FILED
                                                                            HEREWITH
EXHIBIT                                     INCORPORATED HEREIN BY         SEQUENTIAL
NUMBER   DESCRIPTION OF DOCUMENT            REFERENCE TO                    PAGE NO.
------   -----------------------            ------------                   ----------
         dated March 15, 1991.
10.30    Employment agreement between       Exhibit 10.22 to
         Louis J. Nicholas and Corporate    Registrant's 1994 Form 10-K
         Healthcare Financing, Inc. dated
         May 7, 1993.
10.31    First Amendment to Contingent      Form 10-Q filed May 14, 1996
         Note Promissory Note between
         CHF-HPM Limited Partnership and
         the Registrant
10.32    Acquisition of majority interest   Form 8-K filed April 19, 1996
         in OmniCare Health Plan, Inc. of
         Tennessee and Ultramedix
         Healthcare Systems, Inc.
10.33    Injured Workers' Insurance Fund
         Contract No. IWIF 9-96 Managed
         Care Contract with Stautory
         Benefits Management Corporation
         dated June 19, 1996.
10.34    Ernst & Young LLP
         Report of Independent
         Auditors
