Form 10-K/A
period 1996-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 1996-10-21
CIK 867963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        _______________________________

                                   FORM 10-K/A
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

                      As of September 20, 1996, there were
                      6,560,941 Common Shares outstanding

Documents incorporated by reference:  Not Applicable

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS





PART I ............................................................................................   1
   Item 1.  Business ..............................................................................   1
   Item 2.  Properties ............................................................................  20
   Item 3.  Legal Proceedings .....................................................................  21
   Item 4.  Submission Of Matters To A Vote Of Security Holders  ..................................  21

PART II  ..........................................................................................  22
   Item 5.  Market For The Registrant's Common Equity And Related Stockholder Matters  ............  22
   Item 6.  Selected Financial Data ...............................................................  23
   Item 7.  Management's Discussion And Analysis Of
              Financial Condition And Results Of Operations .......................................  24
   Item 8.  Financial Statements ..................................................................  34
   Item 9.  Changes In And Disagreements With
              Accountants On Accounting And Financial  Disclosure .................................  34

PART III ..........................................................................................  35
   Item 10. Directors And Executive Officers Of The Registrant ....................................  35
   Item 11. Executive Compensation  ...............................................................  39
   Item 12. Security Ownership of Certain Beneficial Owners and Management ........................  40
   Item 13. Certain Relationships And Related Transactions  .......................................  41

PART IV  ..........................................................................................  45
   Item 14. Exhibits And Reports On Form 8-K  .....................................................  45

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

     Financial information relating to industry segments is included in Note N to the Consolidated Financial Statements, on page F-23 of this Form 10-K report and is hereby incorporated by reference.


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

     7.   Termination of management agreements by the Managed Plans;

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

ITEM 3. LEGAL PROCEEDINGS

     As previously reported by the Company, certain senior officers and the Company are named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. In September 1996, these lawsuits were consolidated as one action by the Court. The Company is aware that plaintiffs intend to seek class status. The complaints contain common allegations that certain senior officers and the Company issued reports and statements which violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the alleged period and that whatever material facts they did not disclose, if any, were already available in the financial market place. The defendants' motion to dismiss the complaints, filed in March 1996, was denied in September 1996. Company management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuits. An unfavorable outcome in excess of insurance policy limit could have a potential adverse impact on the Company's financial statements. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer in the event he is found not to be entitled to such indemnification.

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

YEAR ENDED JUNE 30, 1994 COMPARED TO YEAR ENDED JUNE 30, 1993

     The most significant changes between 1994 and 1993 were primarily due to the activities of the newly formed subsidiaries UA-FL and UA-TN in January and February of 1994, and twelve months versus approximately two months of activity for CHF.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED JUNE 30,
                                                                    ------------------------------------------
                                                                        1996           1995           1994
                                                                    -----------     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings                                               $(2,748,158)   $ 6,595,714    $  7,382,268
  Adjustments to reconcile net (loss) earnings to
    net cash provided from operating activities
      Bad debt expense                                                  596,390      2,300,000               -
      Depreciation                                                    1,892,771      1,417,802       1,471,799
      Amortization                                                    2,438,689      1,227,133               -
      Accrued rent                                                      141,819        271,976         396,142
      Contract settlement                                             9,684,974              -               -
      Loss on disposal of furniture and equipment                        62,427              -          12,225
      Deferred income taxes (credit)                                    912,000       (358,000)       (219,000)
      Equity in net losses of unconsolidated affiliates                 652,065      2,815,912          88,801
      Changes in assets and liabilities
        Decrease  in restricted cash                                    439,823              -               -
        (Increase) decrease in accounts receivable                   (1,416,112)    (1,594,443)     (2,965,317)
        (Decrease) increase in refundable income taxes                  964,300     (1,810,414)        329,631
        (Increase) decrease in prepaid expenses and other              (185,237)      (443,545)         46,302
        (Increase) in long-term accounts receivable                           -     (1,872,774)              -
        (Increase) in statutory reserves                                (81,481)    (5,100,000)              -
        (Decrease) increase  in accounts payable                       (332,891)      (157,714)        592,482
        Increase (decrease) in accrued liabilities                     (715,388)     1,200,442       1,136,890
        (Decrease) in medical claims payable                         (2,624,859)             -               -
        (Decrease) increase in federal income taxes                           -        (98,673)         98,673
                                                                    -----------    -----------    ------------
            Total adjustments                                        12,429,290     (2,202,298)        988,628
                                                                    -----------    -----------    ------------
            Net cash provided from operating activities               9,681,132      4,393,416       8,370,896

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                         4,183,264      5,583,719       7,190,140
  Purchase of marketable securities                                           -       (387,195)    (10,706,643)
  Purchase of furniture and equipment                                (3,545,015)    (3,489,293)     (1,854,376)
  Increase in intangible assets                                      (3,024,943)    (1,039,722)              -
  Investments in and advances to affiliates                          (8,267,234)    (2,698,196)     (2,046,648)
  Increase in sundry assets                                            (254,615)      (344,945)       (860,293)
  Increase in software development costs                             (2,087,127)    (1,951,249)       (443,787)
  Increase in long-term notes receivable                             (1,763,898)    (1,685,500)     (4,310,321)
  Acquisition of business, net of cash acquired                      10,663,708              -               -
                                                                    -----------    -----------    ------------
            Net cash (used in) investing activities                  (4,095,860)    (6,012,381)    (13,031,928)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit                                    13,588,060      6,041,104               -
  Borrowings under long-term debt                                             -              -       7,000,000
  Payments made on long-term debt                                    (2,408,333)    (1,400,000)     (3,816,667)
                                                                    -----------    -----------    ------------
            Net cash provided from financing activities              11,179,727      4,641,104       3,183,333
                                                                    -----------    -----------    ------------

            Net increase (decrease) in cash and cash equivalents     16,764,999      3,022,139      (1,477,699)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        6,197,656      3,175,517       4,653,216
                                                                    -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $22,962,655    $ 6,197,656    $  3,175,517
                                                                    ===========    ===========    ============

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                        YEAR ENDED JUNE 30,
                                                      -----------------------------------------------------
                                                           1996                1995                 1994
                                                      ------------          ----------           ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for
    Interest                                          $    989,000          $  524,000           $  358,000
                                                      ============          ==========           ==========
    Income taxes                                      $    815,000          $3,594,000           $2,275,000
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

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994

NOTE G - RELATED PARTY TRANSACTIONS - CONTINUED
-----------------------------------------------

           The following table shows management fee revenue from the Managed Plans as a percentage of the Company's total revenues.


                              YEAR ENDED JUNE 30,
                           -------------------------
                            1996     1995     1994
                           -------  -------  -------
            OmniCare-MI      29%      45%      59%
            OmniCare-TN      14       23        8
            PPC               8       10       12
            Ultramedix        3        7        3



           Accounts and notes receivable-related parties are due from the following:


                                JUNE 30, 1996                   JUNE 30, 1995
                          --------------------------       ---------------------------
                          SHORT-TERM       LONG-TERM       SHORT-TERM        LONG-TERM
                          ----------      ----------       ----------        ---------
HealthScope                 $144,965     $ 4,064,830      $   151,669      $ 3,988,329
OmniCare-TN                        -               -                -        4,832,824
OmniCare - MI                455,828               -          286,575                -
Ultramedix                         -               -           41,567                -
PPC                           56,141               -           39,148                -
Others                             -               -          257,288                -
Less valuation allowance           -      (1,073,442)               -       (1,103,042)
                          ----------     -----------      -----------      -----------
                            $656,934     $ 2,991,388      $   776,247      $ 7,718,111
                          ==========     ===========      ===========      ===========




           The Company has provided a valuation allowance to reflect its estimate of the fair value of these assets at June 30, 1996 and 1995, considering existing circumstances. It is possible that a change in the estimate will occur in the near term.


           HealthScope was organized in March 1993 to engage in development, consulting and contract management services for publicly-funded managed care programs in the metropolitan New York area. Through June 1996 and 1995, outstanding amounts to the Company from HealthScope totaled approximately $4,210,000 and $4,140,000 under various agreements. Pursuant to these agreements, the Company has an option to purchase up to a 72.6% equity interest in HealthScope, and can designate four of its seven Board members. The principal balance is due in March 1998, and interest ranging from 2% to 3% over prime is due to the Company annually in March. The Company recognized interest revenue of approximately $448,000 during the year ended June 30, 1995, and none for the year ended June 30, 1996, when the Company changed to the cash basis of interest revenue recognition for this receivable.

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



           Components of the Company's deferred tax assets and liability are as follows:


                                                    JUNE 30, 1996  JUNE 30, 1995
                                                    -------------  -------------
        Deferred tax assets:
           Amortization of intangible assets          $  213,000     $  143,000
           Equity in net losses of affiliates          1,882,000        985,000
           Rent                                          273,000        231,000
           Bad debt expense                              694,000        795,000
           Compensation                                  315,511        108,649
           Net unrealized holding loss                   115,000        148,862
           Net operating loss carryforward of
             subsidiaries purchased in 1996            5,537,000              -
                                                      ----------     ----------
           Gross deferred tax assets                   9,029,511      2,411,511
                                                      ----------     ----------
        Deferred tax liabilities:
           Depreciation and amortization                (400,000)      (230,000)
           Software development                       (1,430,000)      (838,000)
           Licensure costs                              (305,000)      (180,000)
                                                      ----------     ----------
        Gross deferred tax liabilities                (2,135,000)    (1,248,000)
        Valuation allowance                           (7,220,000)      (557,000)
                                                      ----------     ----------
        Net deferred tax (liability) asset            $ (325,489)    $  606,511
                                                      ==========     ==========



Activity in the valuation allowance is as follows:

Balance at July 1, 1994                               $        -

Charges to operations                                    557,000
                                                      ----------

Balance June 30, 1995                                    557,000

Charged to operations                                  1,126,000

NOLs of purchased subsidiaries                         5,537,000
                                                      ----------

Balance at June 30, 1996                              $7,220,000
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


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          JUNE 30, 1996, 1995 AND 1994

NOTE N - SEGMENT DATA
---------------------


                                                                                   YEAR ENDED JUNE 30,
                                                               ---------------------------------------------------------
                                                                     1996                 1995                  1994
                                                               -------------          ------------          ------------
Revenues:
Managed Plans                                                   $  91,485,739         $ 58,400,080          $ 37,251,185
Customized  Health Care Programs                                   10,785,648            8,875,492             6,844,752
Corporate and Unallocated                                             764,804            1,311,641             1,184,467
                                                                -------------         ------------          ------------
                                                                $ 103,036,191         $ 68,587,213          $ 45,280,404
                                                                =============         ============          ============
(Loss) Earnings Before Income Tax Expense:
Managed Plans                                                   $  (1,042,206)        $ 12,893,226          $  9,771,800
Customized  Health Care Programs                                     (655,952)            (847,512)            1,632,468
Corporate and Unallocated                                                   -                    -                     -
                                                                -------------         ------------         -------------
                                                                $  (1,698,158)        $ 12,045,714          $ 11,404,268
                                                                =============         =============         ============
Depreciation and Amortization:
Managed Plans                                                   $   3,340,464         $  1,880,264          $    824,282
Customized Health Care Programs Plans                                 990,996              764,671               647,517
                                                                -------------         ------------         -------------
                                                                $   4,331,460         $  2,644,935          $  1,471,799
                                                                =============         ============          ============
Capital Expenditures:
Managed Plans                                                   $   3,072,416         $  3,292,716          $  1,417,958
Customized Health Care Programs                                       472,599              196,577               436,418
                                                                -------------         ------------         -------------
                                                                $   3,545,015         $  3,489,293          $  1,854,376
                                                                =============         ============          ============
Total Identifiable Assets:
Managed Plans                                                   $  48,184,304         $ 21,770,856          $ 10,962,454
Customized Health Care Programs                                    17,268,664           11,460,347             9,851,933
Corporate and Unallocated                                          27,623,731           24,524,124            24,764,548
                                                                -------------         ------------          ------------
                                                                $  93,076,699         $ 57,755,327          $ 45,578,935
                                                                =============         ============          ============



NOTE O - UNAUDITED SELECTED FINANCIAL DATA
------------------------------------------
           The following table presents unaudited selected quarterly financial data:


                                                                    THREE MONTHS ENDED
                                     ---------------------------------------------------------------------------------
                                        JUNE 30,              MARCH 31,          DECEMBER 31,        SEPTEMBER 30,
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

/s/ANITA C.R. GORHAM          Director                         October 14, 1996
--------------------
Anita C.R. Gorham

/s/EMMETT S. MOTEN, JR.       Director                October 14, 1996
-----------------------
Emmett S. Moten, Jr.

/s/ HARCOURT G. HARRIS, M.D.  Director                October 14, 1996
----------------------------
Harcourt G. Harris, M.D.

/s/KARL D. GREGORY, Ph.D.     Director                October 14, 1996
-------------------------
Karl D. Gregory, Ph.D.


/s/                           Director                October 14, 1996
-------------------
Richard T. White


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
