Form 10-Q
period 1996-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 1996-11-13
CIK 867963

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q


                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1996
                       Commission File Number: 000-18839

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

                     United American Healthcare Corporation
                     1155 Brewery Park Boulevard, Suite 200
                            Detroit, Michigan 48207
                                 (313) 393-0200
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)
                                _______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ----        ----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                         6,560,941 Common Shares as of
                                November 8, 1996

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



     PART I


         Item 1.  Financial Statements
                  Consolidated Balance Sheets--September 30, 1996
                   and June 30, 1996                                     2
                  Consolidated Statements of Operations--Three Months
                   Ended September 30, 1996 and 1995                     4
                  Consolidated Statements of Cash Flows--Three Months
                   Ended September 30, 1996 and 1995                     5
                  Notes to Consolidated Financial Statements             6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8


     PART II

         Item 1.  Legal Proceedings                                     13
         Item 2.  Changes in Securities                                 13
         Item 3.  Defaults Upon Senior Securities                       13
         Item 4.  Submission of Matters to a Vote of Security Holders   13
         Item 5.  Other Information                                     13
         Item 6.  Exhibits and Reports on Form 8-K                      15


     SIGNATURES                                                         16

     EXHIBITS                                                           17

PART 1. - ITEM 1.  FINANCIAL STATEMENTS

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                               SEPTEMBER 30,      JUNE 30,
                         ASSETS                                    1996            1996
                         ------                                -------------     ---------
                                                                       (UNAUDITED)
CURRENT ASSETS
 Cash and cash equivalents                                       $15,852,527   $22,962,655
 Restricted cash                                                           -       716,696
 Marketable securities                                             4,374,811     4,348,682
 Accounts receivable
  Commission and service fees                                      8,578,351     6,445,753
  Capitation                                                       2,090,143     4,729,913
  Related parties                                                    771,323       656,934
  Recoverable premium taxes                                                -       786,527
  Other                                                            1,526,308     1,278,145
                                                                 -----------   -----------
                                                                  12,966,125    13,897,272
 Refundable federal income tax                                       554,276       846,114
 Deferred income taxes                                               615,511       315,511
 Prepaid expenses and other                                          741,002       854,521
                                                                 -----------   -----------
   Total current assets                                           35,104,252    43,941,451

FURNITURE AND EQUIPMENT- AT COST                                  17,918,317    17,103,354
 Less accumulated depreciation and amortization                   (6,519,981)   (5,680,585)
                                                                 -----------   -----------
                                                                  11,398,336    11,422,769

INTANGIBLE ASSETS                                                 21,440,920    21,914,170
 Less accumulated amortization                                    (2,911,811)   (2,373,817)
                                                                 -----------   -----------
                                                                  18,529,109    19,540,353

INVESTMENTS IN AND ADVANCES TO AFFILIATES                          2,100,000     2,100,000

OTHER ASSETS
 Marketable securities                                             2,902,744     2,902,744
 Long-term accounts and notes receivable - related party           2,991,388     2,991,388
 Statutory reserves                                                7,863,553     7,863,553
 Sundry                                                            2,205,064     2,314,441
                                                                 -----------   -----------
                                                                  15,962,749    16,072,126
                                                                 -----------   -----------
                                                                 $83,094,446   $93,076,699
                                                                 ===========   ===========

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                   SEPTEMBER 30,     JUNE 30,
                      LIABILITIES                                      1996            1996
                      -----------                                  -------------     --------
                                                                           (UNAUDITED)
CURRENT LIABILITIES
 Current portion of long-term debt                                    $2,912,500  $ 2,912,500
 Accounts payable - trade                                              5,866,173    3,411,046
 Medical claims payable                                               12,344,136   25,677,806
 Accrued liabilities
  Related parties                                                              -      297,984
  Salaries and wages                                                     718,135      889,076
  Vacation and sick pay                                                1,194,075    1,172,202
  Payroll and other taxes                                                493,281      270,390
                                                                     -----------  -----------
                                                                       2,405,491    2,629,652
                                                                     -----------  -----------
  Total current liabilities                                           23,528,300   34,631,004

LONG-TERM DEBT, LESS CURRENT PORTION                                  19,828,538   18,741,664

ACCRUED RENT                                                           1,266,846    1,240,830

DEFERRED INCOME TAXES                                                    641,000      641,000

CONTINGENCIES                                                                  -            -

STOCKHOLDERS' EQUITY
 Preferred shares-authorized, 5,000,000 shares; none
  issued                                                                       -            -
 Common shares-authorized, 15,000,000 shares; issued
  and outstanding, 6,560,941 shares                                   10,625,382   10,625,382
 Retained earnings                                                    27,418,593   27,411,032
 Unrealized net holding losses on marketable securities                 (214,213)    (214,213)
                                                                     -----------  -----------
                                                                      37,829,762   37,822,201
                                                                     -----------  -----------
                                                                     $83,094,446  $93,076,699
                                                                     ===========  ===========



     The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                         1996          1995
                                                     -------------  -----------
                                                            (UNAUDITED)
REVENUES
 Management fees from related parties                  $ 9,822,548  $14,241,821
 Medical premiums                                       18,102,204            -
 Commission and service fees                             5,163,227    3,083,061
 Interest and other income                                 523,577      373,322
                                                     -------------  -----------
   Total revenues                                       33,611,556   17,698,204

EXPENSES
 Medical services                                       14,605,039            -
 Marketing, general and administrative                  16,790,974   13,518,805
 Depreciation and amortization                           1,377,389      761,932
 Interest expense                                          398,593      198,159
 Equity in net losses of unconsolidated affiliates               -      366,058
                                                     -------------  -----------
    Total  expenses                                     33,171,995   14,844,954
                                                     -------------  -----------
    Earnings before income tax expense                     439,561    2,853,250

Income tax expense                                        432,000    1,433,000
                                                     -------------  -----------
    NET EARNINGS                                       $     7,561  $ 1,420,250
                                                     =============  ===========
NET EARNINGS PER COMMON SHARE                          $         -  $       .22
                                                     =============  ===========

     The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                   1996            1995
                                                              --------------   ---------------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                      $   7,561      $ 1,420,250
 Adjustments to reconcile net earnings to net cash
  (used in) provided from operating activities:
   Bad debt expense (credit)                                               -         (144,994)
   Depreciation                                                      831,576          419,716
   Amortization                                                      545,813          342,216
   Accrued rent                                                       26,016           26,017
   Deferred income taxes (credit)                                   (300,000)          24,200
   Equity in net losses of unconsolidated affiliates                       -          366,058
   Changes in assets and liabilities
    Decrease in restricted cash                                      716,696                -
    Decrease (increase) in accounts receivable                       931,147       (1,165,148)
    Decrease in refundable income taxes                              291,838        1,077,341
    Decrease (increase) in prepaid expenses and other                113,519          (39,694)
    (Increase) in long-term accounts receivable                            -         (261,959)
    (Increase) in statutory reserves                                       -         (102,027)
    Increase in accounts payable                                   2,455,127          168,685
    (Decrease) in accrued liabilities                               (224,161)      (1,467,845)
    Decrease in medical claims payable                           (13,333,670)               -
                                                                ------------       -----------
    Total adjustments                                             (7,946,099)        (757,434)
                                                                ------------       -----------
    Net cash (used in) provided from operating activities         (7,938,538)         662,816

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of marketable securities                           -          784,086
 Purchase of marketable securities                                   (26,128)               -
 Purchase of furniture and equipment                                (814,963)        (617,149)
 Investments in and advances to affiliates                                 -          (51,482)
 Decrease in intangible assets                                       473,250                -
 Decrease (increase) in sundry assets                                109,377         (144,532)
 (Increase) in software development costs                                  -         (460,238)
 Decrease in long-term notes receivable                                    -          207,540
                                                                ------------       -----------
   Net cash (used in) investing activities                          (258,464)        (281,775)

CASH FLOW FROM FINANCING ACTIVITIES
 Borrowings under line of credit                                   1,815,000                -
 Payments made on long-term debt                                    (728,126)        (350,000)
                                                                ------------      -----------
  Net cash provided from (used in) financing activities            1,086,874         (350,000)
                                                                ------------      -----------
  Net (decrease) increase in cash and cash equivalents            (7,110,128)          31,041

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  22,962,655        6,197,656
                                                                ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 15,852,527      $ 6,228,697
                                                                ============      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
  Interest                                                      $    395,896      $   199,248
                                                                ============      ===========
  Income taxes                                                  $     90,000      $         -
                                                                ============      ===========

     The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

NOTE A - BASIS OF PREPARATION

     The financial statements as of and for the three months ended September 30, 1996 and 1995 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation thereof. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1997. Audited June 30, 1996 financial statements can be found in the Company's most recent Form 10-K with accompanying footnotes.

     The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Intercompany transactions and balances have been eliminated. Non-majority investments in affiliates in which management has the ability to exercise significant influence are recorded on the equity method.

     Certain reclassifications have been made to the fiscal 1996 balances to conform to the current period classifications.

NOTE B - ACQUISITIONS

     OMNICARE-TN

     Effective July 1, 1994 and January 31, 1996, the Company acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash and an additional 25% of the voting common stock and 100% of the preferred stock for $11 million of which approximately $2.4 million was paid for in the form of cash and $8.6 million in the conversion of debt to equity, respectively. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%.

     ULTRAMEDIX

     Effective February 1, 1994 and January 29, 1996, the Company acquired a 30.4% equity interest in UltraMedix and a five year warrant to acquire up to 51% total equity interest in UltraMedix for approximately $1.4 million in cash and an additional 20.6% of the voting common stock, and 100% of the preferred stock, of UltraMedix for approximately $1.9 million in cash, respectively.
This increased the Company's ownership in the voting common stock of UltraMedix to 51%.

     These acquisitions were accounted for under the purchase method of accounting.

     The unaudited pro forma results of operations that follow for the three months ended September 30, 1995 assume that the OmniCare-TN and UltraMedix acquisitions had occurred as of June 30, 1995. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization related to the acquisition. The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred on the date indicated or which may be obtained in the future.



                               THREE MONTHS ENDED SEPTEMBER 30,
                              ----------------------------------
                               1996 (ACTUAL)    1995 (PRO FORMA)
                              ----------------  ----------------
Total revenue                      $33,612,000       $35,277,000
Net earnings                       $     8,000       $   575,000
Earnings per common share          $         -       $       .09

NOTE C - NET EARNINGS PER COMMON SHARE

     Net earnings per share is based on the average number of shares of common stock outstanding during each period. The number of shares used in the computation of earnings per share is 6,560,941 for the three months ended September 30, 1996 and 1995.

NOTE D - CONTINGENCIES

     Pursuant to the contingent promissory note related to the May 7, 1993 acquisition of CHF, the Company, depending upon CHF's earnings over seven years from the acquisition date, could increase the purchase price by a maximum amount of approximately $6.6 million. Through September 30, 1996, the purchase price was increased by approximately $4.5 million.

     As previously reported by the Company, certain senior officers and the Company are named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. In September 1996, these lawsuits were consolidated as one action by the Court. The Company is aware that plaintiffs intend to seek class status. The complaints contain common allegations that certain senior officers and the Company issued reports and statements that violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the alleged period and that whatever material facts they did not disclose, if any, were already available in the financial market place. The defendants' motion to dismiss the complaints, filed in March 1996, was denied in September 1996. Company's management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuits. An unfavorable outcome in excess of insurance policy limit could have a potential adverse impact on the Company's financial statements. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

NOTE E - DEBT

     All the Company's debt is with a single financial institution.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW

     In fiscal 1996, the Company acquired additional ownership in previously unconsolidated affiliates that affect the quarter to quarter comparability of its consolidated results of operations. In January 1996, the Company purchased an additional 20.6% and 25% of the voting common stock of UltraMedix and OmniCare-TN, respectively. This increased the Company's ownership in UltraMedix and OmniCare-TN to 51% and 75%, respectively. The acquisitions were accounted for under the purchase method of accounting and accordingly, these now majority-owned entities are included in the Company's consolidated financial results. Overall, the operations of UltraMedix and Omnicare-TN resulted in a net loss before income taxes of $.2 million for the three months ended September 30, 1996. The loss is attributable to an UltraMedix medical loss ratio of approximately 91% that contributed to that plan recognizing losses before income taxes of $1.1 million. A corrective action plan is in the process of being implemented to address the high level of medical cost incurred as well as re-evaluate the efficiency and effectiveness of overall operational and administrative controls and processes.

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues increased $15.9 million (90%) from $17.7 million in fiscal 1996 to $33.6 million in fiscal 1997.

     HMO medical premium revenues were $18.1 million, of which $15.4 million and $2.7 million related to OmniCare-TN and UltraMedix, respectively. The average per member per month ("PMPM") premium rate for OmniCare-TN and UltraMedix was approximately $106 and $98, respectively. Based on historical annual contract adjustments by the respective state agencies, management expects nominal premium rate increases for the existing OmniCare-TN and UltraMedix membership in fiscal 1997.

     Management fees were $9.8 million in fiscal 1997, a decrease of $4.4 million (31%) over fees of $14.2 million in fiscal 1996, due, in part, to the operated managed plans and included: (i) decreased operating revenues of OmniCare-MI due primarily to a net decrease in premium and enrollment rates of approximately 2%, which resulted in decreased management fees of approximately $.2 million; (ii) increased operating revenues of PPC due to increased enrollment of approximately 59%, offset by a decrease in premium rates of approximately 15% which resulted in a net increase in management fees of approximately $.8 million, and (iii) decreased management fees of $.6 million from approximately $.6 million in fiscal 1996 to zero for fiscal 1997 related to the Company's administration of OmniCare-MI's coordination of benefits program. The premium rates at PPC were significantly impacted by the state of Ohio's July 1996 mandated Medicaid initiative, which required premium reductions of the participating plans. Management expectations are that the Ohio Medicaid initiative will continue to favorably affect PPC's fiscal 1997 enrollment and that OmniCare-MI's net premium rates for its current membership will decline based on a recently proposed state initiative carving out certain medical services. This rate decline could be potentially offset by membership increases resulting from the same state initiative and/or other changes in product mix.

      The change in management fees was also due, in part, to the purchase of majority ownership interests in UltraMedix and OmniCare-TN in January 1996, resulting in the consolidation, and accordingly, the elimination of intercompany activities for these entities for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Consolidated management fees from these two entities for the three months ended September 30, 1995 were $4.4 million.

      Commission and service fees relate primarily to the activities of CHF and represent contract renewals and new contracts. Commission and service fees were $5.2 million in fiscal 1997, a $2.1 million (67%) increase over fees of $3.1 million in fiscal 1996. Approximately $.9 million of the increase is due to the net increase in the number of groups and average rates for CHF and approximately $1.2 million from the new SBMC contracts, the most significant of which is the three year contract with the Injured Workers Insurance Fund that began in June 1996.

     Interest and other income in fiscal 1997 was $.5 million, an increase of $.1 million (25%) over income of $.4 million in fiscal 1996.

     Total expenses in fiscal 1997 were $33.2 million, an increase of $18.4 million (124%) over expenses of $14.8 million in fiscal 1996.

     Medical service expenses of $14.6 million relate to OmniCare-TN and UltraMedix which were $12.1 million and $2.5 million, respectively. The percentage of premium revenues to medical services or the medical loss ratio ("MLR") was 79% and 91% for OmniCare-TN and UltraMedix, respectively. Ultimately the plans' profitability will be dependent on the plans' ability to control health care costs. In fiscal 1997, management believes that the MLR could increase at OmniCare-TN, due primarily to the change in the membership mix from Working Uninsured to the higher utilizing Medicaid segment, and expects a decrease in the MLR for UltraMedix as a result of an expected increased membership base to spread the medical risk, the renegotiations of provider contracts and other corrective actions to reduce medical cost.

     Marketing, general and administrative expenses ("MG&A") increased $3.3 million (24%) from $13.5 million in fiscal 1996 to $16.8 million in fiscal 1997. MG&A as a percentage of management fees or commissions and service fees for the management of PPC decreased 15% from 101% in fiscal 1996 to 86% in fiscal 1997, due primarily to the mandated state Medicaid initiative increasing enrollment but reducing the overall marketing effort and for CHF increased 6% from 66% in fiscal 1996 to 70% in fiscal 1997, due primarily to the increased administration of servicing new contracts. MG&A as a percentage of management fees for the management of OmniCare-MI, increased approximately 53%, from 38% in fiscal 1996 to 58% in fiscal 1997, due primarily to increased payroll and promotional efforts to expand the provider network, product development, increased allocation of overhead cost from the corporate office and preparation for National Committee for Quality Assurance accreditation reviews.

     MG&A for OmniCare-TN and UltraMedix, increased from $3.0 million in fiscal 1996 to $3.6 million in fiscal 1997, a net increase of $.6 million (20%). Approximately $.9 million of the increase relates to consolidating the expenses of the owned Managed Plans.

     The Company's development costs in Pennsylvania, Louisiana, Georgia and Illinois accounted for approximately $.4 million of the total MG&A increase. In October 1996, the Company withdrew its participation from the HealthChoices program in Pennsylvania and its pending HMO license application in Georgia. See further discussion under Liquidity and Capital Resources.

     Depreciation and amortization in fiscal 1997 was $1.4 million, an increase of $.6 million (75%) from $.8 million in fiscal 1996. The increase was due primarily to the amortization of goodwill related to acquisitions and computer software of approximately $.4 million.

     The $.2 million (100%) increase in interest expense from $.2 million in fiscal 1996 to $.4 million in fiscal 1997, was due primarily to increased borrowings against the line of credit.

     Equity in unconsolidated affiliates' net losses decreased $.4 million, from $.4 million in fiscal 1996 to zero in fiscal 1997, due to the Company's recognition of its share of the losses as a shareholder of OmniCare-TN (50%) and UltraMedix (30.4%) through January 1996, at which time the Company acquired a majority interest in these plans.

     As a result of the foregoing, the Company recognized earnings before income taxes of $.4 million in fiscal 1997 compared to earnings before income taxes of $2.9 million in fiscal 1996, a $2.5 million decrease. The effective tax rate increased from approximately 50% to 98% for the respective three months ended September 30, primarily because goodwill amortization related to equity investments is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had (i) cash and cash equivalents and short-term marketable securities of $20.2 million compared to $27.3 million at June 30, 1996, (ii) working capital of $11.6 million compared to $9.3 million at June 30, 1996, and (iii) a current assets to current liabilities ratio of 1.5-to-1 and 1.3-to-1 at September 30, 1996 and June 30, 1996, respectively. The principal sources of funds for the Company during the three months ended September 30, 1996 were long-term borrowings of $1.8 million, and decreases in intangible and sundry assets of $.5 million and $.1 million, respectively, offset by $7.9 million used in net operating activities, net purchases of marketable securities of $.1 million, furniture and equipment additions of $.8 million, and $.7 million to repay long term debt.

     As of September 30, 1996, the Company has lent United/HealthScope, Inc. ("UHI") approximately $4.2 million out of a commitment of $4.3 million. The Company has set up allowances of $1.1 million to adjust the carrying values of notes receivable from UHI to their estimated fair values. In May 1996, UHI initiated a private placement memorandum seeking potential equity investors to fund future cash flow needs. A private investment firm has expressed an interest in making a significant investment in UHI and has completed preliminary due diligence. The Company is currently considering an offer from this entity to purchase its equity interest in UHI, including the value of warrants held by the Company and the assumption or payoff of the outstanding indebtedness owed by UHI to the Company. The parties are currently negotiating terms of the agreement and it is the Company's expectation that the transaction will be finalized in the 1997 fiscal year. The third party investor has loaned UHI $700,000, in partial consideration for which the Company has subordinated its secured position to the extent thereof. Further, the third party intends to lend UHI an additional $800,000 in the near future. However, neither party has committed to consummate a transaction and there can be no assurances that such a transaction will be consummated. If funding of future cash flow needs is not obtained by UHI, this could have a material adverse effect on the Company in connection with its ability to collect its receivables from UHI.


     PhilCare Health Systems, Inc., an HMO headquartered in Philadelphia, Pennsylvania is 49% owned by the Company's wholly owned subsidiary, United American Healthcare of Pennsylvania. PhilCare was developed to participate in Pennsylvania's mandatory Medicaid pilot program,

HealthChoices, and in June 1996, obtained its HMO license. In connection therewith, the Company funded PhilCare's applicable statutory reserve and net worth requirements of $2.1 million through cash deposited at a state bank in Pennsylvania in June, 1996. On October 31, 1996, the Company announced that it decided to withdraw its support of PhilCare's application for participation in the HealthChoices program. After prolonged negotiations with the Commonwealth of Pennsylvania, management felt it was in the best interest of the Company's shareholders to withdraw from consideration in the HealthChoices program. However, management intends to explore other potential business opportunities in this market.

     In October 1994, the Company formed the wholly owned subsidiaries, United American Healthcare of Georgia, Inc. and OmniCare Health Plan of Georgia, Inc. to pursue business opportunities initially in 19 metropolitan Atlanta counties. An application for a commercial Certificate of Authority to operate as a licensed HMO was submitted to the Department of Human Resources and the Department of Insurance for review. In connection therewith, the Company funded OmniCare-GA's statutory reserve and net worth requirements in the aggregate amount of $4.1 million in fiscal 1995. As a result of management's re-evaluation of the Company's growth strategy and its impact on the potential benefit to shareholder value, on October 31, 1996, management announced its withdrawal of its licensing application in Georgia. The Company also withdrew the $4.1 million used to fund the statutory requirements. These amounts were initially funded from the Company's line of credit arrangement.

     In fiscal 1995 the Company also provided a $1 million letter of credit on behalf of OmniCare-LA and a $1 million capital contribution to OmniCare-LA, in satisfaction of applicable statutory requirements. The capital contribution was funded from the Company's line of credit arrangement.

     The Company has also formed subsidiaries in Illinois, to participate in the creation and management of an HMO for the Illinois Medicaid initiative called MediPlan Plus and to pursue commercial opportunities, initially in the metropolitan Chicago area. The Company has had discussions with potential partners in the area. The HMO licensing application has been drafted and completion is dependent upon partner selection. The application will require approximately $2.0 million to satisfy applicable statutory requirements, which the Company would intend to fund from operations and/or debt borrowings.

     The Company anticipates that additional cash flow and working capital may be necessitated by business expansion needs and new marketing program requirements. The Company has submitted and expects to continue to submit proposals to governmental, quasi-governmental and private entities to provide managed care services. Management believes that, as it continues to pursue other contractual relationships, the Company's cash reserves, marketable securities, cash flows from operations and proceeds from borrowings will be sufficient to enable the Company to continue to develop its operations, support its anticipated business expansion and satisfy its working capital needs for the foreseeable future.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported by the Company, certain senior officers and the Company are named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. In September 1996, these lawsuits were consolidated as one action by the Court. The Company is aware that plaintiffs intend to seek class status. The complaints contain common allegations that certain senior officers and the Company issued reports and statements that violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the alleged period and that whatever material facts they did not disclose, if any, were already available in the financial market place. The defendants' motion to dismiss the complaints, filed in March 1996, was denied in September 1996. Company's management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuits. An unfavorable outcome in excess of insurance policy limit could have a potential adverse impact on the Company's financial statements. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

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

     7. Termination of management agreements by the Managed Plans.

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

    14. The selection by employers and individuals of higher co-payments/deductible/coinsurance plans with relatively lower premiums or margins.

    15. The impact upon the Company's medical loss ratio on greater net enrollment in higher medical loss ratio lines of business such as Medicare and Medicaid.

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

     19. Denial of accreditation by quality accrediting agencies, e.g., National Committee for Quality Assurance.

     20. Adverse results from significant litigation matters.

     21. Interest rates causing a reduction of investment income, or in the market value of interest rate sensitive investments.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (a).

     (a) Exhibits

         Exhibit Number  Description of Document
         --------------  -------------------------------
         10              Renaissance Center Office Lease
         27              Financial data schedule


     (b) None.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 UNITED AMERICAN HEALTHCARE CORPORATION



Dated:  November 13, 1996        By: /s/ Ronald R. Dobbins
                                     --------------------------------------
                                     Ronald R. Dobbins
                                     President & Chief Operating Officer


Dated:  November 13, 1996        By: /s/ Jagannathan Vanaharam
                                     ---------------------------------------
                                     Jagannathan Vanaharam
                                     Senior Vice President-Finance & Treasurer

                                 EXHIBIT INDEX



Exhibit Number        Description of Document
--------------        -----------------------

10                    Renaissance Center Office Lease
27                    Financial data schedule