Form 10-Q
period 1996-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 1997-02-12
CIK 867963

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q


                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED DECEMBER 31, 1996
                       Commission File Number: 000-18839

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


                         6,560,941 Common Shares as of
                               February 10, 1997

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I



     Item 1.  Financial Statements
              Consolidated Balance Sheets--December 31, 1996
               and June 30, 1996                                             2
              Consolidated Statements of Operations--Three and Six Months
               Ended December 31, 1996 and 1995                              4
              Consolidated Statements of Cash Flows--Six Months
               Ended December 31, 1996 and 1995                              5
              Notes to Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9


 PART II

     Item 1.  Legal Proceedings                                             16
     Item 2.  Changes in Securities                                         17
     Item 3.  Defaults Upon Senior Securities                               17
     Item 4.  Submission of Matters to a Vote of Security Holders           17
     Item 5.  Other Information                                             17
     Item 6.  Exhibits and Reports on Form 8-K                              19


 SIGNATURES                                                                 20

 EXHIBITS                                                                   21

PART 1. - ITEM 1.  FINANCIAL STATEMENTS

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)





                         ASSETS                                DECEMBER 31,      JUNE 30,
                                                                   1996            1996
                                                             ---------------   -----------
CURRENT ASSETS
  Cash and cash equivalents                                     $16,620,968   $22,962,655
  Restricted cash                                                         -       716,696
  Marketable securities                                           2,818,236     4,348,682
  Accounts receivable
    Commission and service fees                                   8,304,879     6,445,753
    Capitation                                                    1,979,443     4,729,913
    Related parties                                                       -       656,934
    Recoverable premium taxes                                             -       786,527
    Other                                                         1,579,464     1,278,145
                                                                -----------   -----------
                                                                 11,863,786    13,897,272
Refundable federal income tax                                             -       846,114
Deferred income taxes                                                     -       315,511
Prepaid expenses and other                                          786,882       854,521
                                                                -----------   -----------
    Total current assets                                         32,089,872    43,941,451

FURNITURE AND EQUIPMENT- AT COST                                 20,054,340    17,103,354
  Less accumulated depreciation and amortization                 (7,357,430)   (5,680,585)
                                                                -----------   -----------
                                                                 12,696,910    11,422,769

INTANGIBLE ASSETS                                                23,195,999    21,914,170
  Less accumulated amortization                                  (3,442,857)   (2,373,817)
                                                                -----------   -----------

                                                                 19,753,142    19,540,353

INVESTMENTS IN AND ADVANCES TO AFFILIATE                          2,100,000     2,100,000

OTHER ASSETS
  Marketable securities                                           7,160,510     2,902,744
  Long-term accounts and notes receivable - related party         2,991,388     2,991,388
  Statutory reserves                                              3,767,778     7,863,553
  Sundry                                                          2,151,971     2,314,441
  Deferred income taxes                                             560,455             -
                                                                -----------   -----------
                                                                 16,632,102    16,072,126
                                                                -----------   -----------
                                                                $83,272,026   $93,076,699
                                                                ===========   ===========

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS (UNAUDITED)- CONTINUED




                                                             DECEMBER 31,       JUNE 30,
                      LIABILITIES                                1996             1996
                                                             --------------  -----------
CURRENT LIABILITIES
  Current portion of long-term debt                            $ 2,912,500   $ 2,912,500
  Accounts payable - trade                                       4,932,157     3,411,046
  Medical claims payable                                        10,448,958    25,677,806
  Accrued liabilities
    Related party                                                        -       297,984
    Salaries and wages                                           1,038,584       889,076
    Vacation and sick pay                                        1,277,075     1,172,202
    Payroll and other taxes                                        439,376       270,390
                                                               -----------   -----------
                                                                 2,755,035     2,629,652
  Federal income tax                                               274,582             -
                                                               -----------   -----------
    Total current liabilities                                   21,323,232    34,631,004

LONG-TERM DEBT, LESS CURRENT PORTION                            22,702,556    18,741,664

ACCRUED RENT                                                     1,293,108     1,240,830

DEFERRED INCOME TAXES                                                    -       641,000

CONTINGENCIES                                                            -             -

STOCKHOLDERS' EQUITY
  Preferred shares-authorized, 5,000,000 shares; none
   issued                                                                -             -
  Common shares-authorized, 15,000,000 shares; issued
   and outstanding, 6,560,941 shares                            10,625,382    10,625,382
  Retained earnings                                             27,532,899    27,411,032
  Unrealized net holding losses on marketable securities          (205,151)     (214,213)
                                                               -----------   -----------
                                                                37,953,130    37,822,201
                                                               -----------   -----------
                                                               $83,272,026   $93,076,699
                                                               ============  ===========

     The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                             THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                                          -------------------------------------  ------------------------------------------
                                                   1996                1995                 1996                  1995
                                                -----------        -----------           ----------             -----------
REVENUES
  Medical premiums                              $16,027,722        $         -          $34,129,926             $         -
  Management fees from related parties            9,943,031         12,596,529           19,765,579              26,838,350
  Commission and service fees                     4,407,273          2,263,815            9,570,500               5,346,876
  Interest and other income                         479,370            335,250            1,002,947                 708,572
                                                -----------        -----------           ----------             -----------
    Total revenues                               30,857,396         15,195,594           64,468,952              32,893,798

EXPENSES
  Medical services                               13,297,568                  -           27,902,607                       -
  Marketing, general and administrative          15,385,743         13,687,974           32,176,717              27,206,779
  Depreciation and amortization                   1,382,898            688,885            2,760,287               1,450,817
  Interest expense                                  365,881            178,341              764,474                 376,500
  Contract settlement                                     -          9,684,974                    -               9,684,974
  Equity in net (earnings) of
   unconsolidated affiliates                              -         (3,262,582)                   -             (2,896,524)
                                                -----------        -----------           ----------             -----------
    Total  expenses                              30,432,090         20,977,592           63,604,085              35,822,546
                                                -----------        -----------           ----------             -----------
   Earnings (loss) before income tax
     expense (credit)                               425,306         (5,781,998)             864,867             (2,928,748)

  Income tax expense (credit)                       311,000         (3,507,000)             743,000             (2,074,000)
                                                -----------        -----------           ----------             ----------
    NET EARNINGS (LOSS)                         $   114,306        $(2,274,998)            $121,867              $(854,748)
                                                ===========        ===========           ==========             ===========
NET EARNINGS (LOSS) PER COMMON SHARE            $      0.02        $     (0.35)               $0.02                 $(0.13)
                                                 ==========        ===========           ==========             ===========

     The accompanying notes are an integral part of these statements.

     UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                SIX MONTHS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                    1996             1995
                                                               ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                            $    121,867      $  (854,748)
  Adjustments to reconcile net earnings (loss) to net cash
   (used in) provided from operating activities:
    Bad debt expense                                                        -          186,901
    Loss on disposal of assets                                              -           18,932
    Depreciation                                                    1,024,752          857,083
    Amortization                                                    1,735,535          593,734
    Accrued rent                                                       52,278           52,032
    Contract settlement                                                     -        9,684,974
    Deferred income taxes (credit)                                   (721,865)       1,162,938
    Equity in net (earnings) of unconsolidated affiliates                   -       (2,896,524)
    Changes in assets and liabilities
      Decrease in restricted cash                                     716,696                -
      Decrease (increase) in accounts receivable                    2,033,486       (2,939,162)
      Decrease (increase) in refundable income taxes                  846,114       (2,936,122)
      Decrease (increase) in prepaid expenses and other                67,639         (566,754)
      Decrease (increase) in statutory reserves                     4,095,775         (211,585)
      Increase in accounts payable                                  1,521,111          431,920
      Increase (decrease) in accrued liabilities                      125,383       (1,469,684)
      (Decrease) in medical claims payable                        (15,228,848)               -
      Increase in federal income taxes                                274,582                -
                                                                -------------      -----------
      Total adjustments                                            (3,457,362)       1,968,683
                                                                -------------      -----------
      Net cash (used in) provided from operating activities        (3,335,495)       1,113,935

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of marketable securities                   1,382,320        2,112,934
  Purchase of marketable securities                                (4,119,860)               -
  Purchase of furniture and equipment                              (2,154,331)      (1,335,545)
  Investments in and advances to affiliates                                 -       (4,235,878)
  (Increase) in intangible assets                                    (455,000)               -
  Decrease (increase) in sundry assets                                162,470         (256,880)
  (Increase) in software development costs                                  -         (974,740)
  (Decrease) in long-term notes receivable                                  -       (1,975,743)
  Acquisition of a business, net of cash acquired                  (1,032,683)               -
                                                                 ------------      -----------
    Net cash (used in) investing activities                        (6,217,084)      (6,665,852)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under line of credit                                   3,939,018        5,413,101
  Payments made on long-term debt                                    (728,126)        (835,417)
                                                                 ------------      -----------
    Net cash provided from financing activities                     3,210,892        4,577,684
                                                                 ------------      -----------
    Net (decrease) in cash and cash equivalents                    (6,341,687)        (974,233)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   22,962,655        6,197,656
                                                                 ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 16,620,968      $ 5,223,423
                                                                 ============      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for
    Interest                                                     $    765,000      $   395,000
                                                                 ============      ===========
    Income taxes                                                 $    469,000      $   466,000
                                                                 ============      ===========

Non cash investing activities for fiscal 1997 represents the acquisition of certain contract rights, assets and assumed liabilities of Spectera, Inc., as follows: Fair value of assets acquired of $1,782,683 less liabilities assumed of $750,000.

        The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (Unaudited)


NOTE A - BASIS OF PREPARATION

     The financial statements as of and for the six months ended December 31, 1996 and 1995 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation thereof. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1997. Audited June 30, 1996 financial statements can be found in the Company's most recent Form 10-K with accompanying footnotes.

     The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. Non- majority investments in affiliates in which management has the ability to exercise significant influence are recorded on the equity method.

     Certain reclassifications have been made to the fiscal 1996 balances to conform to the current period classifications.

NOTE B - ACQUISITIONS

     OMNICARE-TN

     Effective July 1, 1994, the Company acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash and on January 31, 1996 acquired an additional 25% of the voting common stock and 100% of the preferred stock for $11 million, of which approximately $2.4 million was paid for in the form of cash and $8.6 million in the conversion of debt to equity. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%.

     ULTRAMEDIX

     Effective February 1, 1994, the Company acquired a 30.4% equity interest in UltraMedix and a five year warrant to acquire up to 51% total equity interest in UltraMedix for approximately $1.4 million in cash and on January 29, 1996 acquired an additional 20.6% of the voting common stock, and 100% of the preferred stock of UltraMedix for approximately $1.9 million in cash.
This increased the Company's ownership in the voting common stock of UltraMedix to 51%.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 1996 AND 1995
                                  (Unaudited)



NOTE B - ACQUISITIONS (CONTINUED)

CHF

     Effective December 31, 1996, the Company acquired certain contract rights, assets and assumed certain liabilities of Spectera, Inc., for approximately $1.8 million in cash and debt. The excess purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been charged to goodwill.

     These acquisitions were accounted for under the purchase method of accounting.

     The unaudited pro forma results of operations that follow for the six and three months ended December 31, 1995 assume that the OmniCare-TN and UltraMedix acquisitions had occurred as of June 30, 1995. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization related to the acquisition. The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred on the date indicated or which may be obtained in the future.



                                       SIX MONTHS ENDED DECEMBER 31,
                                     ----------------------------------
                                      1996 (ACTUAL)    1995 (PRO FORMA)
                                     ----------------  ----------------
Total revenues                            $64,469,000      $69,561,000
Net earnings (loss)                       $   122,000      $(1,649,000)
Earnings (loss) per common share          $      0.02      $     (0.25)

                                      THREE MONTHS ENDED DECEMBER 31,
                                     ----------------------------------
                                      1996 (ACTUAL)    1995 (PRO FORMA)
                                     ----------------  ----------------
Total revenues                            $30,857,000      $28,027,000
Net earnings (loss)                       $   114,000      $(3,579,000)
Earnings (loss) per common share          $      0.02      $     (0.55)

NOTE C - NET EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per share is based on the average number of shares of common stock outstanding during each period. The number of shares used in the computation of earnings (loss) per share is 6,560,941 for the six and three months ended December 31, 1996 and 1995.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 1996 AND 1995
                                  (Unaudited)



NOTE D - CONTINGENCIES

     Pursuant to the contingent promissory note related to the May 7, 1993 acquisition of CHF, the Company, depending upon CHF's earnings over seven years from the acquisition date, could increase the purchase price by a maximum amount of approximately $6.6 million. Through December 31, 1996, the purchase price was increased by approximately $5.0 million.

     As previously reported by the Company, certain senior officers and the Company are named defendants in a shareholder lawsuit filed in the United States District Court for the Eastern District of Michigan in August 1995. In October 1996, the plaintiffs filed a consolidated amended complaint. Two of the four named plaintiffs withdrew as named plaintiffs. The Company is aware that the remaining plaintiffs in this action intend to seek class status. The amended complaint alleges that certain senior officers and the Company issued reports and made statements that were false or misleading in violation of federal securities laws. The Company and the officers have filed an answer denying these allegations and any liability to plaintiffs. The Company and the officers contend that all material facts were disclosed during the alleged period, or were already available in the financial market place. The discovery process has commenced and a motion for class certification is pending. Company's management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuit.

     An unfavorable outcome in excess of insurance policy limits could have a potential adverse impact on the Company's financial statements. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW

     In fiscal 1996, the Company acquired additional ownership in previously unconsolidated affiliates that affect the year to date and quarter to quarter comparability of its consolidated results of operations. In January 1996, the Company purchased an additional 20.6% and 25% of the voting common stock of UltraMedix and OmniCare-TN, respectively. This increased the Company's ownership in UltraMedix and OmniCare-TN to 51% and 75%, respectively. Accordingly, these majority-owned entities are now included in the Company's consolidated financial results. Overall, the operations of UltraMedix resulted in a net loss before income taxes of $2.5 million and $1.4 million for the six and three months ended December 31, 1996, respectively, and OmniCare-TN achieved net earnings before income taxes of $.6 million for the six months ended December 31, 1996 and a net loss of $.3 million before income taxes for the three months ended December 31, 1996.

     UltraMedix is in the process of implementing an internal corrective action plan to address the high level of medical cost incurred and to re-evaluate the efficiency and effectiveness of overall operations. Integral components of the corrective action plan include the resumption of Medicaid marketing effective October 1996, commercial market expansion, renegotiation of capitated primary care physician contracts from a fee-for-service to a capitated arrangement, conversion of the Plan's management information system to the Company's proprietary client server information system, and increased focus on utilization and case management practices. MANAGEMENT BELIEVES THAT THE SUCCESSFUL IMPLEMENTATION OF THE CORRECTIVE ACTION PLAN WILL RESULT IN THE
PLAN'S PROFITABILITY IN THE NEAR FUTURE.   HOWEVER, THERE CAN BE NO ASSURANCES
THAT THESE MEASURES WILL BE SUFFICIENT TO ALLOW THE COMPANY TO CONTINUE TO OPERATE IN THIS MARKET, AND IF UNSUCCESSFUL COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL POSITION.

     Additionally, effective June 30, 1996 the Company entered into a three year contract to provide managed care services to the Injured Workers' Insurance Fund ("IWIF"), a large workers' compensation insurer. Revenues generated from the IWIF contract for the six and three months ended December 31, 1996, was $3.2 million and $2.2 million, respectively. The quarter ending December 31, 1996 was also impacted by the Company's acquisition of certain assets and contract rights involved in the medical management of the IWIF contract. Accrued vendor contract expense of $1.3 million was reversed during the quarter ended December 31, 1996 due to the vendor's lack of adequate performance.

     In the quarter ending December 31, 1995, the Company recognized contract settlement expense of $9.7 million. This expense represented a one-time adjustment to management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement as approved by the state of Tennessee in November 1995, retroactive to January 1, 1994. This adjustment also significantly impacted equity in net earnings of unconsolidated affiliates. In the quarter ended June 30, 1996, the Company reached an agreement with OmniCare-TN, pursuant to which OmniCare-TN agreed to reimburse the Company approximately $8.7 million for start-up costs and other expenses incurred for the period January 1994 through September 1995. Despite the fact that the Company and OmniCare-TN took certain actions relating to this settlement agreement, the transaction was not sufficiently documented so as to allow recognition of the same on the Company's financial statements for the quarter ended December 31, 1995.

     The effect of these changes were the primary reasons earnings before income taxes increased $3.8 million and $6.2 million for the six and three months ended December 31, 1996 from the comparable periods last year.

     SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995

     Total revenues increased $31.6 million (96%) from $32.9 million in fiscal 1996 to $64.5 million in fiscal 1997.

     HMO medical premium revenues were $34.1 million, of which $28.6 million and $5.5 million related to OmniCare-TN and UltraMedix, respectively. The average per member per month ("PMPM") premium rate for OmniCare-TN and UltraMedix was approximately $104 and $95, respectively. The State of Tennessee's disenrollment of approximately 7,000 members in the quarter ending December 31, 1996, reduced OmniCare-TN's enrollment from approximately 48,000 at June 1996 to approximately 41,000 at December 1996. The State's basis for taking this action was the return of undeliverable questionnaires mailed to members. The Plan has contested the validity of this method in determining the continued eligibility of the Medicaid recipients, and is currently attempting to locate these disenrolled members and request them to contact the State to regain their eligibility. MANAGEMENT ESTIMATES THAT IT WILL BE ABLE TO LOCATE APPROXIMATELY 40% OF THESE DISENROLLED MEMBERS, AND EXPECTS THE STATE TO RETROACTIVELY RE-ENROLL THE MEMBER UPON NOTIFICATION FROM THE RECIPIENT, BUT THERE CAN BE NO ASSURANCE THAT THESE MEMBERS WILL BE LOCATED AND RE-ENROLLED.

     UltraMedix has responded to the state of Florida's request for proposal to competitively bid its Medicaid health services contract. This initiative will mandate the enrollment of Medicaid recipients into managed care organizations. The state is scheduled to announce the successful bidders on February 14, 1997. The program is expected to start this summer. MANAGEMENT BELIEVES IT HAS SUBMITTED A VERY COMPETITIVE PROPOSAL, HOWEVER, IF THE COMPANY IS NOT A SUCCESSFUL BIDDER, IT COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S FINANCIAL POSITION.


     Management fees were $19.8 million in fiscal 1997, a decrease of $7.0 million (26%) over fees of $26.8 million in fiscal 1996, due in part to: (i) decreased operating revenues of OmniCare-MI due primarily to a net decrease in premium and enrollment rates of approximately 2%, which resulted in decreased management fees to the Company of approximately $.3 million; (ii) increased operating revenues of PPC due to increased enrollment of approximately 59%, offset by a decrease in premium rates of approximately 15% which resulted in a net increase in management fees to the Company of approximately $1.7 million, and (iii) decreased management fees of $.8 million from approximately $.8 million in fiscal 1996 to zero for fiscal 1997 related to the Company's administration of OmniCare-MI's coordination of benefits program.

     The premium rates at PPC were significantly impacted by the state of Ohio's July 1996 mandated Medicaid initiative, which required premium reductions from the participating plans. MANAGEMENT EXPECTATIONS ARE THAT THE OHIO MEDICAID INITIATIVE WILL CONTINUE TO FAVORABLY AFFECT PPC'S FISCAL 1997 ENROLLMENT. THE STATE OF MICHIGAN'S MEDICAID INITIATIVE TO REDUCE COST, INCLUDING A CARVE OUT OF CERTAIN MEDICAL SERVICES WHICH EFFECTIVELY REDUCES THE PREMIUMS PAID TO OMNICARE-MI, IS EXPECTED TO BECOME EFFECTIVE IN THE COMPANY'S EARLY FISCAL 1998 YEAR. THIS RATE DECLINE COULD BE POTENTIALLY OFFSET BY MEMBERSHIP INCREASES RESULTING FROM THE SAME STATE INITIATIVE AND/OR OTHER CHANGES IN PRODUCT MIX, BUT THERE CAN BE NO ASSURANCES THAT THIS WILL OCCUR.

     The decrease in management fees was also due primarily to the purchase of majority ownership interests in UltraMedix and OmniCare-TN in January 1996, resulting in the consolidation of these entities, including, the elimination of intercompany management fees for the six months ended December 31, 1996 compared to the six months ended December 31, 1995. Consolidated management fees from these two entities for the six months ended December 31, 1995 were $7.6 million.

     Commission and service fees relate primarily to the activities of CHF and represent contract renewals and new contracts. Commission and service fees were $9.6 million in fiscal 1997, a $4.2 million (79%) increase over fees of $5.4 million in fiscal 1996. Approximately $3.2 million of the increase relates to the new IWIF contract that began in June 1996 and the balance primarily to net new groups.

     Interest and other income in fiscal 1997 was $1.0 million, an increase of $.3 million (42%) over income of $.7 million in fiscal 1996. $.6 million of the increase was due to consolidating the HMOs, offset by a $.3 million decrease from corporate resulting primarily from the decline in cash and cash equivalents and marketable securities at the corporate level.

     Total expenses in fiscal 1997 were $63.6 million, an increase of $27.8 million (78%) over expenses of $35.8 million in fiscal 1996.

     Medical service expenses of $27.9 million relate to OmniCare-TN and UltraMedix, and were $23.0 million and $4.9 million, respectively. The percentage of medical service expense to medical premium revenue, or the medical loss ratio ("MLR") was 80% and 90% for OmniCare-TN and UltraMedix, respectively. MANAGEMENT BELIEVES THAT THE MLR FOR OMNICARE-TN WILL REMAIN RELATIVELY CONSTANT, AND EXPECTS A DECREASE IN THE MLR FOR ULTRAMEDIX AS A RESULT OF AN EXPECTED INCREASE IN THE MEMBERSHIP BASE TO SPREAD THE MEDICAL RISK, RENEGOTIATIONS OF PROVIDER CONTRACTS AND OTHER CORRECTIVE ACTIONS TO REDUCE MEDICAL SERVICE EXPENSE.

     Marketing, general and administrative expenses ("MG&A") increased $5.0 million (18%) from $27.2 million in fiscal 1996 to $32.2 million in fiscal
1997, as follows: (i) MG&A for UA-OH increased $.9 million, but MG&A as a percentage to management fee revenues decreased 14% from 98% in fiscal 1996 to 84% in fiscal 1997, due primarily to the mandated state Medicaid initiative increasing enrollment but reducing the overall marketing effort; (ii) MG&A for Corporate
headquarters, including the cost to operate OmniCare-MI increased $.8   million,
and MG&A as a percentage to management fee revenues increased 15%, from 81% in fiscal 1996 to 93% in fiscal 1997, due primarily to an approximate 2% decrease in enrollment and premium rates of OmniCare-MI, no recognition of COB management fees in fiscal 1997, increased payroll and promotional efforts to expand the provider network, product development, and preparation for National Committee for Quality Assurance accreditation reviews; and (iii) MG&A for CHF increased $1.8 million, but MG&A as a percentage to commission and service fee revenues decreased 19%, from 75% in fiscal 1996 to 61% in fiscal 1997, due primarily to revenue from the new IWIF contract.

     MG&A for UA-TN and UA-FL increased from $5.8 million in fiscal 1996 to $6.9 million in fiscal 1997, a net increase of $1.1 million (19%), due primarily to the consolidation of OmniCare-TN and UltraMedix activities.

     The Company's development costs in Pennsylvania, Louisiana and Georgia accounted for approximately $.4 million of the total MG&A increase. In October 1996, the Company withdrew its participation from the HealthChoices program in Pennsylvania and its pending HMO license application in Georgia. See further discussion under Liquidity and Capital Resources.

     Depreciation and amortization in fiscal 1997 was $2.8 million, an increase of $1.3 million (90%) from $1.5 million in fiscal 1996. The increase was due primarily to the amortization of goodwill related to acquisitions and computer software.

     The $.4 million (103%) increase in interest expense from $.4 million in fiscal 1996 to $.8 million in fiscal 1997, was due to increased borrowings against the line of credit.

     Contract settlement expense was $9.7 million in fiscal 1996. This expense represents a one-time non-recurring net charge to adjust management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement as approved by the State of Tennessee in November 1995, retroactive to January 1, 1994. The contract settlement charge represents the effect of retroactively applying the provisions of the revised management agreement from January 1, 1994 to September 30, 1995. The effect on management fee revenues for the period January 1, 1994 to September 30, 1995, as adjusted in December 1995, was a reduction in management fees of approximately $11.7 million, offset by a decrease in goodwill of approximately $.6 million related to the Company's 50% equity ownership in OmniCare-TN at the time. Additionally, the contract settlement charge was reduced by the $1.4 million reversal of the valuation allowance established in June 1995 representing a charge to adjust the carrying value of the Company's investments, advances and notes receivable from and related to OmniCare-TN to their estimated fair values at June 30, 1995. The Company subsequently acquired a majority interest in OmniCare-TN.

     Equity in unconsolidated affiliates' net earnings decreased $2.9 million, from $2.9 in fiscal 1996 to zero in fiscal 1997, due to the Company's recognition of its share of earnings as a shareholder of OmniCare-TN (50%) and UltraMedix (30.4%) through January 1996, at which time the Company acquired a majority interest in these plans.

     As a result of the foregoing, the Company recognized earnings before income taxes of $.9 million in fiscal 1997 compared to losses before income taxes of $2.9 million in fiscal 1996, a $3.8 million increase. The effective tax rate increased from approximately 71% to 86% for the respective six months ended December 30, primarily because goodwill amortization related to equity investments is not deductible for tax purposes.

     THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     Total revenues increased $15.7 million (103%) from $15.2 million in fiscal 1996 to $30.9 million in fiscal 1997.

     HMO medical premium revenues were $16.0 million, of which $13.2 million ($101 PMPM) and $2.8 million ($95 PMPM) related to OmniCare-TN and UltraMedix, respectively. The state of Tennessee's disenrollment of approximately 7,000 members in the quarter ending December 31, 1996, resulting from undeliverable questionnaires mailed to members, reduced OmniCare-TN's enrollment from approximately 48,000 in September 1996 to approximately 41,000 in December 1996. MANAGEMENT ESTIMATES THAT IT WILL BE ABLE TO LOCATE APPROXIMATELY 40% OF THESE DISENROLLED MEMBERS, AND EXPECTS THE STATE TO RETROACTIVELY RE-ENROLL THE MEMBER UPON NOTIFICATION FROM THE RECIPIENT, BUT THERE CAN BE NO ASSURANCE THAT THIS WILL OCCUR.

     Management fees were $9.9 million in fiscal 1997, a decrease of $2.7 million (21%) over fees of $12.6 million in fiscal 1996, due in part to: (i) decreased operating revenues of OmniCare-MI due primarily to a net decrease in premium and enrollment rates of approximately 2%, which resulted in decreased management fees to the Company of approximately $.1 million; (ii) increased operating revenues of PPC due to increased enrollment of approximately 58%, offset by a decrease in premium rates of approximately 14% which resulted in a net increase in management fees to the Company of approximately $.9 million, and (iii) decreased management fees of $.3 million from approximately $.3 million in fiscal 1996 to zero for fiscal 1997 related to the Company's administration of OmniCare-MI's coordination of benefits program.

     The decrease in management fees was also due primarily to the purchase of majority ownership interests in UltraMedix and OmniCare-TN in January 1996, resulting in the consolidation of these entities, including, the elimination of intercompany management fees for the three months ended December 31, 1996 compared to the three months ended December 31, 1995. Consolidated management fees from these two entities for the three months ended December 31, 1995 were $3.1 million.

     Commission and service fees relate primarily to the activities of CHF and represent contract renewals and new contracts. Commission and service fees were $4.4 million in fiscal 1997, a $2.1 million (95%) increase over fees of $2.3 million in fiscal 1996. The increase relates primarily to the new IWIF contract that began in June 1996.

     Interest and other income in fiscal 1997 was $.5 million, an increase of $.1 million (43%) over income of $.3 million in fiscal 1996. $.3 million of the increase was due to consolidating the HMOs, offset by a net $.2 million decrease from corporate, resulting primarily from the net decline in cash and cash equivalents and marketable securities at the corporate level.


     Total expenses in fiscal 1997 were $30.4 million, an increase of $9.4 million (45%) over expenses of $21.0 million in fiscal 1996.

     Medical service expenses of $13.3 million relate to OmniCare-TN and UltraMedix, and were $10.9 million (MLR of 82%) and $2.4 million (MLR of 88%), respectively.

     MG&A increased $1.7 million (12%) from $13.7 million in fiscal 1996 to $15.4 million in fiscal 1997, as follows: (i) MG&A for UA-OH increased $.5 million, but MG&A as a percentage to management fee revenues decreased 14%, from 96% in fiscal 1996 to 83% in fiscal 1997, due primarily to the mandated state Medicaid initiative increasing enrollment but reducing the overall marketing effort; (ii) MG&A for Corporate headquarters, including the cost to operate OmniCare-MI increased $.4 million, and MG&A as a percentage to management fee revenues increased 13%, from 85% in fiscal 1996 to 96% in fiscal 1997, due primarily to an approximate 2% decrease in enrollment and premium rates of OmniCare-MI, no recognition of COB management fees in fiscal 1997, increased payroll and promotional efforts to expand the provider network, product development, and preparation for National Committee for Quality Assurance accreditation reviews; and (iii) MG&A for CHF increased $.2 million, but MG&A as a percentage to commission and service fee revenues for CHF decreased 43%, from 89% in fiscal 1996 to 51% in fiscal 1997, due primarily to the IWIF contract revenue and the reversal of vendor contract expense of approximately $1.3 million discussed earlier.

     MG&A for UA-TN and UA-FL increased from $2.8 million in fiscal 1996 to $3.3 million in fiscal 1997, a net increase of $.5 million (18%), due primarily to the consolidation of OmniCare-TN and UltraMedix activities.

     Depreciation and amortization in fiscal 1997 was $1.4 million, an increase of $.7 million (101%) from $.7 million in fiscal 1996. The increase was due primarily to the amortization of goodwill related to acquisitions and computer software.

     The $.2 million (105%) increase in interest expense from $.2 million in fiscal 1996 to $.4 million in fiscal 1997, was due to increased borrowings against the line of credit.

     As discussed earlier, contract settlement expense was $9.7 million in fiscal 1996 and represents a one-time non-recurring net charge to adjust management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement as approved by the State of Tennessee in November 1995, retroactive to January 1, 1994.

     Equity in unconsolidated affiliates' net earnings decreased $3.3 million, from $3.3 million in fiscal 1996 to zero in fiscal 1997, due to the Company's recognition of its share of earnings as a shareholder of OmniCare-TN (50%) and UltraMedix (30.4%) through January 1996, at which time the Company acquired a majority interest in these plans.

     As a result of the foregoing, the Company recognized earnings before income taxes of $.4 million in fiscal 1997 compared to losses before income taxes of $5.8 million in fiscal 1996, a $6.2 million increase. The effective tax rate increased from approximately 61% to 73% for the respective three months ended December 30, primarily because goodwill amortization related to equity investments is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had (i) cash and cash equivalents and short-term marketable securities of $19.4 million compared to $27.3 million at June 30, 1996, (ii) working capital of $10.8 million compared to $9.3 million at June 30, 1996, and (iii) a current assets to current liabilities ratio of 1.5-to-1 and 1.3-to-1 at December 31, 1996 and June 30, 1996, respectively. The principal sources of funds for the Company during the six months ended December 31, 1996 were long-term borrowings of $3.9 million and a decrease in sundry assets of $.2 million, offset by $3.3 million used in net operating activities, net purchases of marketable securities of $2.7 million, furniture and equipment additions of $2.2 million, increase in intangibles of $.5 million, acquisition of a business, net of cash acquired of $1.0 million and, $.7 million to repay long term debt.

     As of December 31, 1996, the Company had lent United/HealthScope, Inc. ("UHI") approximately $4.2 million out of a commitment of $4.3 million. The Company has set up allowances of $1.1 million to adjust the carrying values of notes receivable from UHI to their estimated fair values. The Company is currently considering an offer from a private investment firm to purchase its interest in UHI, including the value of warrants held by the Company and the assumption or payoff of the outstanding indebtedness owed by UHI to the Company. The parties are currently negotiating terms of the agreement and it is the Company's expectation that the transaction may be finalized in the 1997 calendar year. The third party investor has loaned UHI $1.2 million, in partial consideration for which the Company has subordinated its secured position to the extent thereof. Further, the third party intends to lend UHI an additional $.3 million in the near future. However, neither party has committed to consummate a transaction and there can be no assurances that such a transaction will be consummated. If funding of future cash flow needs is not obtained by UHI, this could have a material adverse effect on the company in connection with its ability to collect its receivables from UHI.

     PhilCare Health Systems, Inc., an HMO headquartered in Philadelphia, Pennsylvania is 49% owned by the Company's wholly owned subsidiary, United American Healthcare of Pennsylvania. PhilCare was developed to participate in Pennsylvania's mandatory Medicaid pilot program, HealthChoices, and in June 1996, obtained its HMO license. In connection therewith, the Company funded PhilCare's applicable statutory reserve and net worth requirements of $2.1 million in cash. On October 31, 1996, the Company announced that it decided to withdraw its support of PhilCare's application for participation in the HealthChoices program. After prolonged negotiations with the Commonwealth of Pennsylvania, management felt it was in the best interest of the Company's shareholders to withdraw from consideration in the HealthChoices program. However, management intends to explore other potential business opportunities in this market.

     In October 1994, the Company formed the wholly owned subsidiaries United American Healthcare of Georgia, Inc. and OmniCare Health Plan of Georgia, Inc. to pursue business opportunities initially in 19 metropolitan Atlanta counties. An application for a commercial Certificate of Authority to operate as a licensed HMO was submitted to the Department of Human Resources and the Department of Insurance for review. In connection therewith, the Company funded OmniCare-GA's statutory reserve and net worth requirements in the aggregate amount of $4.1 million in fiscal 1995. As a result of management's re-evaluation of the Company's growth strategy and its impact on the potential benefit to shareholder value, on October 31, 1996, management announced its withdrawal of its licensing application in Georgia. The Company also withdrew the $4.1 million used to fund the statutory requirements. These amounts were initially funded from the Company's line of credit arrangement.

     In fiscal 1995 the Company provided a $1 million letter of credit on behalf of OmniCare-LA and a $1 million capital contribution to OmniCare-LA, in satisfaction of applicable statutory requirements. The capital contribution was funded from the Company's line of credit arrangement.

     The Company has also formed subsidiaries in Illinois, to participate in the creation and management of an HMO for a Illinois Medicaid initiative and to pursue commercial opportunities, initially in the metropolitan Chicago area. The Company has had discussions with potential partners in the area. The HMO licensing application has been drafted and completion is dependent upon partner selection. The application will require approximately $2.0 million to satisfy applicable statutory requirements, which the Company would intend to fund from debt borrowings.

     The Company anticipates that additional cash flow and working capital may be necessitated by business expansion needs and new marketing program requirements. The Company has submitted and expects to continue to submit proposals to governmental, quasi-governmental and private entities to provide managed care services. MANAGEMENT BELIEVES THAT, AS IT CONTINUES TO PURSUE OTHER CONTRACTUAL RELATIONSHIPS, THE COMPANY'S CASH RESERVES, MARKETABLE SECURITIES, FUTURE CASH FLOWS FROM OPERATIONS AND PROCEEDS FROM BORROWINGS WILL BE SUFFICIENT TO ENABLE THE COMPANY TO CONTINUE TO DEVELOP ITS OPERATIONS, SUPPORT ITS ANTICIPATED BUSINESS EXPANSION AND SATISFY ITS WORKING CAPITAL NEEDS FOR THE FORESEEABLE FUTURE.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported by the Company, certain senior officers and the Company are named defendants in a shareholder lawsuit filed in the United States District Court for the Eastern District of Michigan in August 1995. In October 1996, the plaintiffs filed a consolidated amended complaint. Two of the four named plaintiffs withdrew as named plaintiffs. The Company is aware that the remaining plaintiffs in this action intend to seek class status. The amended complaint alleges that certain senior officers and the Company issued reports and made statements that were false or misleading in violation of federal securities laws. The Company and the officers have filed an answer denying these allegations and any liability to plaintiffs. The Company and the officers contend that all material facts were disclosed during the alleged period, or were already available in the financial market place. The discovery process has commenced and a motion for class certification is pending. Company's management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuit.

      An unfavorable outcome in excess of insurance policy limits could have a potential adverse impact on the Company's financial statements. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.



     An annual meeting of the shareholders of the Company was held on December 2, 1996, and the following action was taken: (i) re-election of Julius V. Combs, M.D., Ronald R. Dobbins, Karl D. Gregory, Ph.D. and Richard T. White, Esq. as directors to serve for three-year terms; (ii) appointment of Grant Thornton LLP as independent auditors of the Company for the 1996-1997 fiscal year; (iii) adoption of an Employee Stock Purchase Plan; and (iv) approval to amend the Company's Stock Option Plan to decrease the number of authorized shares from 531,250 to 331,250.

     Dr. Harris and Ms. Gorham, whose terms expire in 1998, and Messrs. Moten and Nicholas, whose terms expire in 1997, continued in office as directors after the meeting.

ITEM 5.  OTHER INFORMATION.

     MANAGEMENT AGREEMENTS

     Personal Physician Care, Inc. ("PPC") has served notice of its intention to terminate the Company's Management Agreement based upon a dispute of the propriety of including non-emergent transportation cost for enrollees as a marketing expense to the management Company. This matter will be submitted to binding arbitration, in accordance with the Management Agreement. Management believes arbitration will commence in the next three months.

     BOARD VACANCIES

     Effective January 1, and 7, 1997, Richard P. Sutkin and Karl D. Gregory, Ph.D., respectively, resigned from the Company's Board of Directors. The Board of Directors are actively seeking candidates to fill the vacancies created by their resignations, as well as three existing Board vacancies, and anticipates appointing directors during the Company's fiscal 1997 third quarter.

     CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The Company desires to take advantage of this "safe harbor" and, accordingly, hereby IDENTIFIES FORWARD-LOOKING STATEMENTS THROUGH THE BOLDED ITALIC TEXT WITHIN THE BODY OF THIS DOCUMENT and the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results which might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

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

  14. The selection by employers and individuals of higher co-payments/deductible/ coinsurance plans with relatively lower premiums or margins.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (A).

     (a) Exhibits

         Exhibit Number                         Description of Document
         --------------                         --------------------------
               1                                Purchase Agreement between
                                                Statutory Benefits Management
                                                Corporation and Spectera, Inc.

               27                               Financial data schedule

     (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNITED AMERICAN HEALTHCARE CORPORATION




Dated:  February 10, 1997         By: /s/ Ronald R. Dobbins
                                  --------------------------------------
                                      Ronald R. Dobbins
                                      President & Chief Operating Officer



Dated:  February 10, 1997         By: /s/ Jagannathan Vanaharam
                                  --------------------------------------
                                      Jagannathan Vanaharam
                                      Senior Vice President-Finance & Treasurer

                                 EXHIBIT INDEX


   Exhibit Number                              Description of Document
   --------------                              ------------------------

      1                                        Purchase Agreement between
                                               Statutory Benefits Management
                                               Corporation and Spectera, Inc.

     27                                        Financial data schedule