Form 10-Q
period 1997-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 1997-05-15
CIK 867963

                      Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q


                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                          PERIOD ENDED MARCH 31, 1997
                       Commission File Number: 000-18839

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---         ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                         6,535,941 Common Shares as of
                                  May 13, 1997

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



PART I


     Item 1.  Financial statements
              Consolidated Balance Sheets--March 31, 1997
               and June 30, 1996                                              2
              Consolidated Statements of Operations--Three and Nine Months
               Ended March 31, 1997 and 1996                                  3
              Consolidated Statements of Cash Flows--Nine Months
               Ended March 31, 1997 and 1996                                  4
              Notes to Consolidated Financial statements                      5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8


 PART II

     Item 1.  Legal Proceedings                                              16
     Item 2.  Changes in Securities                                          16
     Item 3.  Defaults Upon Senior Securities                                16
     Item 4.  Submission of Matters to a Vote of Security Holders            16
     Item 5.  Other Information                                              16
     Item 6.  Exhibits and Reports on Form 8-K                               19


 SIGNATURES                                                                  20

 EXHIBITS                                                                    21

PART 1. - ITEM 1.  FINANCIAL STATEMENTS

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                     MARCH 31,             JUNE 30,
                         ASSETS                                        1997                  1996
--------------------------------------------------------            -----------           -----------
Current Assets
 Cash and cash equivalents                                          $12,157,091           $23,679,351
 Marketable securities                                                9,088,175             7,251,426
 Premium, commission and service fees receivable                     11,094,474            11,175,666
 Other receivables                                                    1,767,949             2,721,606
 Refundable federal income tax                                          442,289               846,114
 Prepaid expenses and other                                           1,133,269               808,403
 Deferred income taxes                                                  258,792               315,511
                                                                    -----------           -----------
   Total current assets                                              35,942,039            46,798,077

Furniture and Equipment, net of accumulated depreciation
 and amortization of $8,245,289 and $5,680,585                       12,812,039            11,422,769
Intangible Assets, net of amortization of $4,044,045
 and $2,373,817                                                      18,807,523            19,540,353
Investments In and Advances to Affiliate                              2,100,000             2,100,000
Notes Receivable                                                      2,891,388             2,991,388
Statutory Reserves                                                    3,772,109             7,863,553
Deferred Income Taxes                                                   547,574                     -
Other Assets                                                          2,100,288             2,314,441
                                                                    -----------           -----------
                                                                    $78,972,960           $93,030,581
                                                                    ===========           ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------
Current Liabilities
 Current portion of long-term debt                                  $ 3,104,906           $ 2,912,500
 Medical claims payable                                               7,993,583            25,677,806
 Accounts payable and accrued expenses                                2,548,950             3,690,076
 Accrued compensation and related benefits                            2,634,643             2,304,504
 Other current liabilities                                              283,324                     -
                                                                    -----------           -----------
   Total current liabilities                                         16,565,406            34,584,886

Long-Term Debt, Less Current Portion                                 22,186,797            18,741,664
Accrued Rent                                                          1,319,123             1,240,830
Deferred Income Taxes                                                         -               641,000
Contingencies                                                                 -                     -
Minority Interest                                                       563,388                     -
Shareholders' Equity
 Preferred shares-authorized, 5,000,000 shares; none
  issued                                                                      -                     -
 Common shares-authorized, 15,000,000 shares; issued,
  6,560,941 shares, and outstanding, 6,535,941 shares                10,498,495            10,625,382
 Retained earnings                                                   27,948,625            27,411,032
 Unrealized net holding losses on marketable securities                (108,874)             (214,213)
                                                                    -----------           -----------
                                                                     38,338,246            37,822,201
                                                                    -----------           -----------
                                                                    $78,972,960           $93,030,581
                                                                    ===========           ===========

     The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                               THREE MONTHS ENDED MARCH 31,             NINE MONTHS ENDED MARCH 31,
                                            -----------------------------------  -----------------------------------------
                                                   1997             1996                 1997                   1996
                                                -----------      -----------          -----------            -----------
REVENUES
 Medical premiums                               $17,584,770      $13,426,096          $51,714,696            $13,426,096
 Management fees from related parties            10,004,323       10,673,850           29,769,902             37,512,200
 Commission and service fees                      5,039,647        3,129,304           14,610,147              8,476,180
 Interest and other income                          436,055          424,446            1,439,002              1,133,018
                                                -----------      -----------          -----------            -----------
     Total revenues                              33,064,795       27,653,696           97,533,747             60,547,494

EXPENSES
 Medical services                                12,843,454       11,218,903           40,746,061             11,218,903
 Marketing, general and administrative           16,996,328       15,064,211           49,021,489             42,270,990
 Depreciation and amortization                    1,513,512        1,170,274            4,273,799              2,621,091
                                                -----------      -----------          -----------            -----------
     Total operating expenses                    31,353,294       27,453,388           94,041,349             56,110,984
                                                -----------      -----------          -----------            -----------
     Operating profit                             1,711,501          200,308            3,492,398              4,436,510

 Interest expense                                   405,943          296,929            1,170,417                673,429
 Contract settlement                                      -                -                    -              9,684,974
 Minority interest                                  411,832                -              563,388                      -
 Equity in net (earnings) losses of
  unconsolidated affiliates                               -          343,361                    -             (2,553,163)
                                                -----------     ------------          -----------            -----------
   Earnings (loss) before income tax
    expense (credit)                                893,726         (439,982)           1,758,593             (3,368,730)
 Income tax expense (credit)                        478,000          394,000            1,221,000             (1,680,000)
                                                -----------      -----------          -----------            -----------
   NET EARNINGS (LOSS)                          $   415,726      $  (833,982)         $   537,593            $(1,688,730)
                                                ===========      ===========          ===========            ===========
NET EARNINGS (LOSS) PER COMMON SHARE            $      0.06      $     (0.13)         $      0.08            $     (0.26)
                                                ===========      ===========          ===========            ===========

     The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------------------
                                                                                         1997                  1996
                                                                                 --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                                                                    $    537,593           $(1,688,730)
 Adjustments to reconcile net earnings (loss) to net cash (used in) provided from operating activities:
    Bad debt expense                                                                               -               309,728
    Loss on disposal of assets                                                                17,069                18,932
    Depreciation                                                                           1,624,293             1,310,023
    Amortization                                                                           2,649,506             1,311,068
    Accrued rent                                                                              78,293                78,047
    Contract settlement                                                                            -             9,684,974
    Deferred income taxes (credit)                                                          (946,125)              877,882
    Minority interest in consolidated affiliates                                             563,388                     -
    Equity in net (earnings) of unconsolidated affiliates                                          -            (2,553,162)
    Change in unrealized holding losses on marketable securities                             105,339                69,294
    Changes in assets and liabilities
     Decrease (increase) in premiums, commissions and service fee receivable                  81,192            (2,142,932)
     Decrease in other receivables                                                           953,659               114,880
     Decrease (increase) in refundable income taxes                                          403,825            (2,458,325)
     (Increase) in prepaid expenses and other                                               (324,865)           (1,149,953)
     Decrease (increase) in statutory reserves                                             4,091,444              (218,413)
     Decrease (increase) in other assets                                                     214,151              (469,944)
     (Decrease) increase in medical claims payable                                       (17,684,224)              855,986
     (Decrease) increase in accounts payable and accrued expenses                         (1,141,126)            2,205,498
     Increase (decrease) in accrued compensation and related benefits                        330,139              (188,148)
     Increase (decrease) in other current liabilities                                        283,324              (261,361)
                                                                                        ------------           -----------
     Total adjustments                                                                    (8,700,718)            7,394,074
                                                                                        ------------           -----------
     Net cash (used in) provided from operating activities                                (8,163,125)            5,705,344

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from the sale of marketable securities                                           3,175,177             2,813,885
 Purchase of marketable securities                                                        (4,850,314)                    -
 Purchase of furniture and equipment                                                      (2,900,195)           (3,365,755)
 Investments in and advances to affiliates                                                         -            (6,167,234)
 (Increase) in intangible assets                                                            (752,076)           (6,657,386)
 Decrease (increase) in other assets                                                          77,798              (264,136)
 Decrease (increase) in long-term notes receivable                                           100,000            (2,098,570)
 Acquisition of businesses, net of cash acquired                                          (1,015,263)           22,653,605
                                                                                        ------------           -----------
     Net cash (used in) provided from investing activities                                (6,164,873)            6,914,409

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under line of credit                                                           5,117,000             9,089,252
 Payments made on long-term debt                                                          (2,184,375)           (1,680,209)
 Repurchase of stock                                                                        (126,888)                    -
                                                                                        ------------           -----------
     Net cash provided from financing activities                                           2,805,737             7,409,043
                                                                                        ------------           -----------
     Net (decrease) increase in cash and cash equivalents                                (11,522,261)           20,028,796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          23,679,352             6,197,656
                                                                                        ------------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 12,157,091           $26,226,452
                                                                                        ============           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for
  Interest                                                                              $  1,000,000           $   673,000
                                                                                        ============           ===========
  Income taxes                                                                          $  1,000,000           $   589,000
                                                                                        ============           ===========

Investing activities for fiscal 1997 represents the acquisition of certain contract rights, assets and assumed liabilities of Spectera, Inc., as follows:
Fair value of assets acquired of $1,765,263 less liabilities assumed of $750,000.

     The accompanying notes are an integral part of these statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996
                                  (Unaudited)



NOTE A - BASIS OF PREPARATION
--------------------------------------------------------------------------------

     The financial statements as of and for the nine months ended March 31, 1997 and 1996 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation thereof. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1997. Audited June 30, 1996 financial statements can be found in the Company's most recent Form 10-K with accompanying footnotes.

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

NOTE B - ACQUISITIONS
--------------------------------------------------------------------------------

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

     ULTRAMEDIX

     Effective February 1, 1994, the Company acquired a 30.4% equity interest in UltraMedix for approximately $1.4 million in cash and on January 29, 1996 acquired an additional 20.6% of the voting common stock and 100% of the preferred stock for approximately $1.9 million in cash. This increased the Company's ownership in the voting common stock of UltraMedix to 51%.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS-CONTINUED
                            MARCH 31, 1997 AND 1996
                                  (Unaudited)



NOTE B - ACQUISITIONS (CONTINUED)
--------------------------------------------------------------------------------

     CHF

     Effective December 31, 1996, the Company, through its wholly owned subsidiary, Corporate Healthcare Financing, Inc. ("CHF"), acquired certain contract rights, assets and assumed certain liabilities of Spectera, Inc., for approximately $1.8 million in cash and debt. The excess purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been charged to goodwill.

     These acquisitions were accounted for under the purchase method of accounting.

     The unaudited pro forma results of operations that follow for the nine and three months ended March 31, 1996 assume that the OmniCare-TN and UltraMedix acquisitions had occurred as of June 30, 1995. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization related to the acquisition. The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred on the date indicated or which may be obtained in the future.



                                       NINE MONTHS ENDED MARCH 31,
                                     --------------------------------
                                     1997 (ACTUAL)   1996 (PRO FORMA)
                                     --------------  ----------------
Total revenues                          $97,534,000     $103,000,000
Net earnings (loss)                     $   538,000     $ (2,776,000)
Earnings (loss) per common share        $      0.08     $      (0.42)


                                       THREE MONTHS ENDED MARCH 31,
                                     --------------------------------
                                     1997 (ACTUAL)   1996 (PRO FORMA)
                                     --------------  ----------------
Total revenues                          $33,065,000     $ 33,475,000
Net earnings (loss)                     $   416,000     $ (1,127,000)
Earnings (loss) per common share        $      0.06     $      (0.17)

NOTE C - NET EARNINGS (LOSS) PER COMMON SHARE
--------------------------------------------------------------------------------

     Net earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period. The number of shares used in the computation of earnings (loss) per common share is 6,559,061 and 6,544,328 for the nine and three months ended March 31, 1997, respectively, and 6,560,941 for the nine and three months ended March 31, 1996. On various dates in March of 1997, the Company repurchased 25,000 shares of common stock.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS-CONTINUED
                            MARCH 31, 1997 AND 1996
                                  (Unaudited)



NOTE D - CONTINGENCIES
--------------------------------------------------------------------------------

     Pursuant to the contingent promissory note related to the May 7, 1993 acquisition of CHF, the Company, depending upon CHF's earnings over seven years from the acquisition date, could increase the purchase price by a maximum amount of approximately $6.6 million. Through March 31, 1997, the purchase price was increased by approximately $5.7 million.

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

     The Company and the officers have agreed to the certification of the lawsuit as a class action. The discovery process has commenced. The Company's management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuit. An unfavorable outcome in excess of insurance policy limits could have a potential adverse impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW

     In fiscal 1996, the Company acquired additional ownership in previously unconsolidated affiliates that affect the year to date and quarter to quarter comparability of its consolidated results of operations. In January 1996, the Company purchased an additional 20.6% and 25% of the voting common stock of UltraMedix and OmniCare-TN, respectively. This increased the Company's ownership in UltraMedix to 51% and in OmniCare-TN to 75%. Accordingly, these majority-owned affiliates are included in the Company's consolidated financial results effective February 1996.

     UA-TN, including the operations of OmniCare-TN, recognized net earnings before income taxes of $2.5 million and $1.4 million for the nine and three months ended March 31, 1997, respectively, as compared to losses before income taxes of $6.0 million and $.5 million for the nine and three months ended March 31, 1996, respectively. The significant change from year to year for UA-TN is attributable primarily to the net effect of the contract settlement adjustment
discussed below.   UA-FL, including the operations of UltraMedix, incurred net losses before income taxes of $3.7 million and $.9 million for the nine and three months ended March 31, 1997, respectively, as compared to losses before income taxes of $1.1 million and $.8 million for the nine and three months ended March 31, 1996, respectively.

     UltraMedix continues to implement an internal corrective action plan addressing medical costs incurred and re-evaluating the efficiency and effectiveness of overall operations. Integral components of the corrective action plan include the resumption of Medicaid marketing effective October 1996, commercial market expansion, renegotiation of capitated primary care physician contracts from a fee-for-service to a capitated arrangement, conversion of the Plan's management information system to the Company's proprietary client server information system, and increased focus on utilization and case management practices. MANAGEMENT BELIEVES THAT THE SUCCESSFUL IMPLEMENTATION OF THESE CORRECTIVE ACTION STEPS WILL CONTRIBUTE
TO THE PLAN'S PROFITABILITY IN FISCAL 1998.   However, there can be no
assurances that these measures will be sufficient to allow the Company to continue to operate in this market, and, if unsuccessful, could have a material adverse effect on the Company's financial position.

     The State of Ohio's initiative to mandate the enrollment of Medicaid recipients into managed care organizations was the primary factor in the net increase of management fees from Personal Physician Care, Inc. ("PPC") of $2.5 million and $.8 million for the nine and three months from fiscal 1996 to 1997, respectively. PPC has served notice to the Company terminating the Management Agreement effective December 31, 1997. See "Part II-Other Information-Item 5. Other Information".

     An approximate 2%-4% decrease in enrollment and premium rates contributed to the net decrease of management fees from OmniCare-MI of $.7 million and $.5 million for the nine and three months from fiscal 1996 to 1997, respectively.

     Effective June 30, 1996, the Company entered into a three year contract to provide managed care services to the Injured Workers' Insurance Fund ("IWIF"), a large workers' compensation insurer. Revenues generated from the IWIF contract for the nine and three months ended March 31, 1997, were $4.9 million and $1.8 million, respectively. The quarter ending March 31, 1997 was also impacted by the increased operational cost of approximately $1.0 million related to the Company's direct management of the IWIF contract as a result of the Company's acquisition in December 1996 of certain assets and contract rights from the subcontractor, Spectera, initially involved in the medical management of the IWIF contract.

     In the quarter ending December 31, 1995, the Company recognized a contract settlement expense of $9.7 million. This expense represented a one-time adjustment to management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement between UA-TN and OmniCare-TN as approved by the State of Tennessee in November 1995, retroactive to January 1, 1994. This adjustment also significantly impacted equity in net earnings of unconsolidated affiliates. In the quarter ended June 30, 1996, the Company reached an agreement with OmniCare-TN, pursuant to which OmniCare-TN agreed to reimburse the Company approximately $8.6 million for start-up costs and other expenses incurred for the period January 1994 through September 1995. Despite the fact that the Company and OmniCare-TN took certain actions relating to this settlement agreement, the transaction was not sufficiently documented so as to allow recognition of same on the Company's financial statements for the quarter ended December 31, 1995.

     The effect of these changes were the primary reasons that earnings before income taxes increased $5.1 million and $1.3 million for the nine and three months ended March 31, 1997, respectively, from the comparable periods last year.

     NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31,
1996

     Total revenues increased $37.0 million (61%) from $60.5 million in fiscal 1996 to $97.5 million in fiscal 1997.

     HMO medical premium revenues were $51.7 million, of which $42.5 million and $9.2 million related to OmniCare-TN and UltraMedix, respectively, an increase of $38.3 million over medical premium revenues of $13.4 million in
fiscal 1996.    The average per member per month ("PMPM") premium rate for
OmniCare-TN was $108 and for UltraMedix was $97. The enrollment at OmniCare-TN was approximately 39,000 at March 31, 1997, representing a decrease in membership of 9,000 since June 30, 1996. The State of Tennessee's disenrollment of approximately 7,000 members in the quarter ending December 31, 1996, was the primary reason for the decrease. The State took this action based upon the return of undeliverable questionnaires mailed to members which the State requested for continued participation. The Plan has contested the validity of this method in determining the continued eligibility of the Medicaid recipients, and has contacted approximately 2,300 of these disenrolled members to request them to contact the State to regain their eligibility, retroactive from the date of disenrollment.

     UltraMedix's enrollment at March 31, 1997 was approximately 14,000, a 26% increase from the approximately 11,000 members enrolled at June 30, 1996. The Plan has made significant enrollment gains in the commercial market since approval of its HMO license in October 1995. This has contributed to the change in the Plan's enrollment mix from 98%/2% (Medicaid-to-commercial) at June
1996, to 66%/34% at March 1997. In February 1997, UltraMedix was notified that it had been selected to participate in the State of Florida's initiative to provide managed care services to the State's Medicaid eligibles. The award service area covers 14 counties and caps UltraMedix's Medicaid enrollment, including existing members, at approximately 48,000 during the contract period. Membership from the initiative will be assigned incrementally over a period of time, using a formula which is currently under review by the federal government.

     Management fees were $29.8 million in fiscal 1997, a decrease of $7.7 million (21%) over fees of $37.5 million in fiscal 1996. $8.5 million of the decrease in management fees was due to the purchase of majority ownership interests in UltraMedix and OmniCare-TN in January 1996, resulting in the consolidation of these entities, including the elimination of intercompany management fees for the nine months ended March 31, 1997 compared to the recognition of $8.5 million for the nine months ended March 31, 1996.
Operating revenues of OmniCare-MI decreased due primarily to a net decrease in premium and enrollment rates of approximately 2%, which resulted in decreased management fees to the Company of approximately $.7 million. Additionally, management fees decreased from approximately $.8 million in fiscal 1996 to zero for fiscal 1997 related to the Company's administration of OmniCare-MI's coordination of benefits program. These decreases were offset by a $2.5 million increase in management fees from PPC, attributable primarily to increased PPC enrollment of approximately 55%, offset by a decrease in premium rates of approximately 15%.

     The enrollment and premium rates at PPC were significantly impacted by the State of Ohio's July 1996 initiative which mandated the enrollment of Medicaid recipients into managed care organizations and required premium reductions from participating plans. In April 1997, the Company was notified by PPC that it is terminating the management agreement with the Company effective
December 31, 1997.  See further discussion in "Part II.  Other Information-
Item 5. Other Information". Through nine months ending March 31, 1997, UA-OH, which manages PPC, recognized earnings of $723,362 and for the years ending June 30, 1996 and 1995, recognized earnings of $10,284 and $14,801, respectively. The impact of the discontinued management agreement will not affect the Company until the third quarter of fiscal 1998, and could have an unfavorable effect on the Company's consolidated earnings during the third and fourth quarters of fiscal 1998.

     In May 1997 OmniCare-MI was notified that it had been selected to participate in the State of Michigan's initiative to mandate Medicaid enrollment into managed care organizations. THE INITIATIVE IS EXPECTED TO BECOME EFFECTIVE IN THE COMPANY'S 1998 FISCAL YEAR AND MANAGEMENT BELIEVES THAT THE AWARD COULD RESULT IN OMNICARE-MI BEING ASSIGNED 3%-5% OF THE APPROXIMATE 90,000 ELIGIBLE RECIPIENTS. Premium reductions are expected as a result of the initiative and there can be no assurances that OmniCare-MI can control health care costs at the rate of the premium reductions.

     Commission and service fees relate to the activities of CHF and primarily represent contract renewals and new contracts. Commission and service fees were $14.6 million in fiscal 1997, a $6.1 million (72%) increase over fees of $8.5 million in fiscal 1996. Approximately $4.8 million of the increase relates to the new IWIF contract that began in June 1996 and the balance to new groups.

     Interest and other income in fiscal 1997 was $1.4 million, an increase of $.3 million (27%) over income of $1.1 million in fiscal 1996, due to consolidating the HMOs.

     Total expenses in fiscal 1997 were $95.8 million, an increase of $31.9 million (50%) over expenses of $63.9 million in fiscal 1996.

     Medical service expenses of $40.7 million relate to OmniCare-TN and UltraMedix, and were $32.8 million and $7.9 million, respectively, an increase of $29.5 million over medical service expenses of $11.2 million in fiscal 1996. For the nine months ended March 31, 1997, the percentage of medical service expenses to medical premium revenues, or the medical loss ratio ("MLR") was 77% for OmniCare-TN and 86% for UltraMedix. The OmniCare-TN MLR for fiscal 1997 was positively impacted by reductions to the medical accrual during the current quarter but on a recurring basis MANAGEMENT BELIEVES THAT THE MLR FOR OMNICARE-TN COULD INCREASE 3%-5%. MANAGEMENT ALSO EXPECTS A 3-6% DECREASE IN THE MLR FOR ULTRAMEDIX AS A RESULT OF AN EXPECTED INCREASE IN THE MEMBERSHIP BASE, RENEGOTIATIONS OF PROVIDER CONTRACTS, NEW SYSTEM IMPLEMENTATION AND OTHER CORRECTIVE ACTIONS TO REDUCE MEDICAL SERVICE EXPENSES.

     The State of Tennessee and OmniCare-TN are currently discussing a proposed settlement to adjust the amount of claims saving paid and/or accrued to the State of Tennessee prior to the Plan obtaining its TennCare HMO license. BASED ON ITS NEGOTIATIONS WITH THE STATE OF TENNESSEE, MANAGEMENT BELIEVES THAT THIS ISSUE WILL BE RESOLVED IN THE FOURTH QUARTER OF FISCAL 1997, AND COULD
HAVE A FAVORABLE EFFECT ON EARNINGS IN THAT QUARTER.

     Marketing, general and administrative expenses ("MG&A") increased $6.7 million (16%) from $42.3 million in fiscal 1996 to $49.0 million in fiscal 1997, as follows: (i) MG&A for UA-OH increased $1.3 million, but MG&A as a percentage of management fee revenues decreased 13% from 97% in fiscal 1996 to 84% in fiscal 1997, due primarily to the mandated Medicaid initiative increasing enrollment without the corresponding marketing effort; (ii) MG&A for corporate headquarters, including the cost to operate OmniCare-MI increased $.9 million, and MG&A as a percentage of management fee revenues increased 12%, from 82% in fiscal 1996 to 92% in fiscal 1997, due primarily to the decrease in management fees from OmniCare-MI; and (iii) MG&A for CHF increased $3.4 million, but MG&A as a percentage of commission and service fee revenues decreased 12%, from 81% in fiscal 1996 to 71% in fiscal 1997, due primarily to the activities related to the new IWIF contract.

     MG&A for UA-TN and UA-FL increased from $9.4 million in fiscal 1996 to $10.2 million in fiscal 1997, a net increase of $.8 million (9%), due primarily to the consolidation of OmniCare-TN and UltraMedix activities effective February 1996.

     The Company's development costs in Pennsylvania, Louisiana and Georgia accounted for approximately $.4 million of the total MG&A increase. In October 1996, the Company withdrew its participation from the HealthChoices program in Pennsylvania and its pending HMO license application in Georgia. See further discussion under Liquidity and Capital Resources.

     Depreciation and amortization in fiscal 1997 was $4.3 million, an increase of $1.7 million (65%) from $2.6 million in fiscal 1996. The increase was due primarily to the amortization of goodwill related to acquisitions and computer software.

     The $.5 million (71%) increase in interest expense from $.7 million in fiscal 1996 to $1.2 million in fiscal 1997, was due to increased borrowings against the line of credit.

     Contract settlement expense was $9.7 million in fiscal 1996. This expense represents a one-time non-recurring net charge to adjust management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement between UA-TN and OmniCare-TN as approved by the State of Tennessee in November 1995, retroactive to January 1, 1994. The contract settlement charge represents the effect of retroactively applying the provisions of the revised management agreement from January 1, 1994 to September 30, 1995. The effect on management fee revenues for the period January 1, 1994 to September 30, 1995, as adjusted in December 1995, was a reduction of approximately $11.7 million, offset by a decrease in goodwill of approximately $.6 million related to the Company's 50% equity ownership in OmniCare-TN at the time. Additionally, the contract settlement charge was reduced by the $1.4 million reversal of the valuation allowance established in June 1995 representing an adjustment to the carrying value of the Company's investments, advances and notes receivable from and related to OmniCare-TN to their estimated fair values at June 30, 1995. The Company subsequently acquired a majority interest in OmniCare-TN.

     Equity in net earnings of unconsolidated affiliates' decreased $2.6 million, from $2.6 million in fiscal 1996 to zero in fiscal 1997, due to the Company's recognition of its share of earnings as a shareholder of OmniCare-TN (50%) and UltraMedix (30.4%) through January 1996, at which time the Company acquired a majority interest in these plans.

     As a result of the foregoing, the Company recognized earnings before income taxes of $1.8 million in fiscal 1997 compared to losses before income taxes of $3.4 million in fiscal 1996, a $5.2 million change. The statutory tax rate for the fiscal 1997 period was approximately 48%, and is composed of the federal rate of approximately 33% and the state and local tax rate of approximately 15%. Goodwill amortization related to equity investments not deductible for tax purposes resulted in an effective tax rate of 69%. The statutory tax rate for the fiscal 1996 period was approximately 28%, and is composed of the federal rate of approximately 26% and the state and local tax rate of approximately 2%. Goodwill amortization related to equity investments and equity earnings in affiliates not deductible and/or includable for tax purposes resulted in an effective tax rate of 50%.

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Total revenues increased $5.4 million (20%) from $27.7 million in fiscal 1996 to $33.1 million in fiscal 1997.

     HMO medical premium revenues were $17.5 million, of which $13.8 million ($114 PMPM) and $3.7 million ($99 PMPM) related to OmniCare-TN and UltraMedix, respectively, an increase of $4.1 million (31%) from premium revenues of $13.4 million for fiscal 1996.

     Management fees were $10.0 million in fiscal 1997, a decrease of $.7 million (6%) over fees of $10.7 million in fiscal 1996. $1.0 million of the decrease in management fees was due to the purchase of majority ownership interests in UltraMedix and OmniCare-TN in January 1996, resulting in the consolidation of these entities, including the elimination of intercompany management fees for the three months ended March 31, 1997 compared to the recognition of $1.0 million in management fees for the three months ended March 31, 1996. Operating revenues of OmniCare-MI decreased due primarily to a net decrease in premium rates of 2% and enrollment rates of 4%, which resulted in decreased management fees to the Company of approximately $.5 million. These decreases were offset by increased operating revenues of PPC due primarily to increased enrollment of approximately 49%, offset by a decrease in premium rates of approximately 13% which resulted in a net increase in management fees to the Company of approximately $.8 million.

     Commission and service fees were $5.0 million in fiscal 1997, a $1.9 million (61%) increase over fees of $3.1 million in fiscal 1996. Approximately $1.8 million of the increase relates to the new IWIF contract that began in June 1996 and the balance to new groups.

     Total expenses in fiscal 1997 were $32.2 million, an increase of $4.1 million (15%) over expenses of $28.1 million in fiscal 1996.

     Medical service expenses of $12.8 million relate to OmniCare-TN and UltraMedix, and were $9.8 million and $3.0 million, respectively, an increase of $1.6 million over medical service expenses of $11.2 million in fiscal 1996. The MLR for the three months ending March 31, 1997, for OmniCare-TN was 71% and for UltraMedix was 81%. Reductions made to OmniCare-TN's medical accrual during the quarter resulted in a lower then expected MLR for the quarter and year to date.

     MG&A increased $1.9 million (13%) from $15.1 million in fiscal 1996 to $17.0 million in fiscal 1997, as follows: (i) MG&A for UA-OH increased $.4 million, but MG&A as a percentage of management fee revenues decreased 11% from 95% in fiscal 1996 to 84% in fiscal 1997, due primarily to the mandated Medicaid initiative increasing enrollment but reducing the overall marketing effort; (ii) MG&A for corporate headquarters, including the cost to operate OmniCare-MI increased $.1 million, and MG&A as a percentage of management fee revenues increased 8%, from 84% in fiscal 1996 to 91% in fiscal 1997, due primarily to the decrease in management fees from OmniCare-MI; and (iii) MG&A for CHF increased $1.8 million, and MG&A as a percentage of commission and service fee revenues increased 1%, from 82% in fiscal 1996 to 83% in fiscal 1997, due primarily to the activities related to the new IWIF contract, including the acquisition of Spectera in December 1996.

     MG&A for UA-TN and UA-FL decreased from $3.6 million in fiscal 1996 to $3.4 million in fiscal 1997, a net decrease of $.2 million (6%).

     Depreciation and amortization in fiscal 1997 was $1.5 million, an increase of $.3 million (25%) from $1.2 million in fiscal 1996. The increase was due primarily to the amortization of goodwill related to acquisitions and computer software.

     The $.1 million (33%) increase in interest expense from $.3 million in fiscal 1996 to $.4 million in fiscal 1997, was due to increased borrowings against the line of credit.

     Equity in net losses of unconsolidated affiliates' decreased $.3 million, from $.3 million in fiscal 1996 to zero in fiscal 1997, due to the Company's recognition of its share of earnings as a shareholder of OmniCare-TN (50%) and UltraMedix (30.4%) through January 1996, at which time the Company acquired a majority interest in these plans.

     As a result of the foregoing, the Company recognized earnings before income taxes of $.9 million in fiscal 1997 compared to losses before income taxes of $.4 million in fiscal 1996, a $1.3 million change. The statutory tax rate for the current three month period was approximately 41%, and is composed of the federal rate of approximately 36% and the state and local tax rate of approximately 5%. Goodwill amortization related to equity investments not deductible for tax purposes resulted in an effective tax rate of 54%. The Company recognized income tax expense on the prior year's three month losses, due primarily to goodwill amortization related to equity investments and equity losses in affiliates not deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had (i) cash and cash equivalents and marketable securities of $21.2 million compared to $30.9 million at June 30, 1996, (ii) working capital of $19.4 million compared to $12.2 million at June 30, 1996, and (iii) a current assets to current liabilities ratio of 2.2-to-1 and 1.4-to-1 at March 31, 1997 and June 30, 1996, respectively. The principal sources of funds for the Company during the nine months ended March 31, 1997 were long-term borrowings of $5.1 million, repayment of notes receivable of $.1 million and a decrease in other assets of $.1 million, offset by $8.2 million used in net operating activities, net purchases of marketable securities of $1.7 million, furniture and equipment additions of $2.9 million, increase in intangibles of $.8 million, acquisition of a business, net of cash acquired of $1.0 million, $2.2 million to repay long term debt and $.1 million to repurchase Company shares.

     As of March 31, 1997, outstanding advances and accrued interest due to the Company from United/HealthScope, Inc. ("UHI") totaled approximately $4.9 million. The Company has set up allowances of approximately $1.8 million to adjust the carrying values of amounts due from UHI to their estimated fair values. In April 1997, the Company entered into a transaction with other UHI shareholders and a private investment firm pursuant to which the Company converted its interest in UHI at March 31, 1997, including advances, accrued interest and the value of warrants held by the Company to one million shares of non-voting preferred stock of the restructured UHI in the amount of $4.0 million and a warrant to purchase 3,310 shares of UHI common stock, exercisable at any time at a nominal price. The third party investor had previously advanced UHI $1.8 million, in partial consideration for which the Company had subordinated its secured position to the extent thereof. The third party intends to lend UHI an additional $2.2 million upon completion of the transaction.

     PhilCare Health Systems, Inc., an HMO headquartered in Philadelphia, Pennsylvania is 49% owned by the Company's wholly owned subsidiary, United American Healthcare of Pennsylvania. PhilCare was developed to participate in Pennsylvania's mandatory Medicaid pilot program, HealthChoices, and in June 1996, obtained its HMO license. In connection therewith, the Company funded PhilCare's applicable statutory reserve and net worth requirements of $2.1 million in cash. On October 31, 1996, the Company announced its decision to withdraw its support of PhilCare's for participation in the HealthChoices program. After prolonged negotiations with the Commonwealth of Pennsylvania, management felt that it was in the best interest of the Company's shareholders to withdraw from consideration in the HealthChoices program. However, management intends to explore other potential business opportunities in this market.

     In October 1996, the Company withdrew its HMO licensing application in Georgia and the $4.1 million used to fund the statutory requirements. This amount was funded from the Company's line of credit arrangement.

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

     The Company and the officers have agreed to the certification of the lawsuit as a class action. The discovery process has commenced. The Company's management believes that it is too early to form an opinion regarding the potential financial impact of the lawsuit. An unfavorable outcome in excess of insurance policy limits could have a potential adverse impact on the Company's financial statements.

     In addition, the Company has learned that on March 31, 1997, four individuals, three of whom were former OmniCare-TN marketing representatives, were indicted by the federal grand jury for the alleged submission of fraudulent TennCare applications in 1994. The indictment specifically alleges that the individuals did not inform OmniCare-TN or the Company of this fraudulent activity. The Company will monitor this indictment to determine if any action is necessary to protect its interests.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     MANAGEMENT AGREEMENT

     PPC previously served notice of its intention to terminate the Company's Management Agreement with cause based upon a dispute of the payment of non-emergent transportation costs for enrollees as a marketing expense to be incurred under the Management Agreement. This matter has been submitted to binding arbitration in accordance with the Management Agreement. MANAGEMENT BELIEVES ARBITRATION WILL BE COMPLETED WITHIN THE NEXT THREE MONTHS AND THAT ITS POSITION IN CHALLENGING THE TERMINATION WITH CAUSE IS MERITORIOUS. On April 23, 1997, PPC served notice upon the Company terminating the Management Agreement without cause pursuant to the terms of the Management Agreement. The termination will be effective December 31, 1997.

     BOARD VACANCIES AND ELECTIONS

     Effective January 1, and 7, 1997, Richard P. Sutkin and Karl D. Gregory, Ph.D., respectively, resigned from the Company's Board of Directors. Effective April 7, 1997, the Company's Board of Directors elected Vivian L. Carpenter, Ph.D., Ronald M. Horwitz, Ph.D. and William B. Fitzgerald, Esq. as members of the Board. There remains two Board vacancies which the Board intends to fill upon identification of qualified candidates.

     EXECUTIVE RESIGNATION

     Bobby L. Jones, the Company's Senior Vice President, OmniCare-MI Management Group and Chief Operating Officer of OmniCare-MI, submitted his resignation effective June 1, 1997. On an interim basis, Ronald R. Dobbins, the Company's President and Chief Operating Officer, will function in the role as Chief Operating Officer of OmniCare-MI until a qualified replacement can be identified.

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

     7. Termination of management agreements by clients.

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

    14. The selection by employers and individuals of higher co-payments/ deductible/ coinsurance plans with relatively lower premiums or margins.

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

    22. Devaluation of goodwill and notes receivables.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (A).

     (a) Exhibits

         Exhibit Number                   Description of Document
         --------------                   -----------------------
         27                               Financial data schedule


     (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED AMERICAN HEALTHCARE CORPORATION



Dated: May 14, 1997                By: /s/ Ronald R. Dobbins
                                       --------------------------------------
                                       Ronald R. Dobbins
                                       President & Chief Operating Officer


Dated: May 14, 1997                By: /s/ Jagannathan Vanaharam
                                       --------------------------------------
                                       Jagannathan Vanaharam
                                       Senior Vice President-Finance & Treasurer

                                 EXHIBIT INDEX


Exhibit Number                         Description of Document
--------------                         ----------------------------

27                                     Financial data schedule