Form 10-K
period 1997-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 1997-10-14
CIK 867963

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                       _______________________________

                                  FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1997
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


                   1155 Brewery Park Boulevard, Suite 200
                           Detroit, Michigan 48207
                               (313) 393-0200
             (Address, including zip code, and telephone number,
      including area code of registrant's principal executive offices)
                      ________________________________

      Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Shares, No Par Value
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ___      ___

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

                                 $44,403,903
              (Based upon the closing price of the registrant's common shares on the NYSE on September 19, 1997)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    As of September 19, 1997, there were
                     6,578,356 Common Shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE:  NOT APPLICABLE

                   UNITED AMERICAN HEALTHCARE CORPORATION

                                  FORM 10-K

                              TABLE OF CONTENTS



PART I                                                                                                1
   Item 1.  Business                                                                                  1
   Item 2.  Properties                                                                               18
   Item 3.  Legal Proceedings                                                                        18
   Item 4.  Submission Of Matters To A Vote Of Security Holders                                      19

PART II                                                                                              19
   Item 5.  Market For The Registrant's Common Equity And Related
            Stockholder Matters                                                                      19
   Item 6.  Selected Financial Data                                                                  20
   Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations    20
   Item 8.  Financial Statements                                                                     32
   Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure     33

PART III                                                                                             33
   Item 10. Directors And Executive Officers Of The Registrant                                       33
   Item 11. Executive Compensation                                                                   37
   Item 12. Security Ownership of Certain Beneficial Owners and Management                           40
   Item 13. Certain Relationships And Related Transactions                                           41

PART IV                                                                                              44
   Item 14. Exhibits And Reports on Form 8-K                                                         44

FINANCIAL STATEMENTS                                                                                F-1


                                    PART I

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this report contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The Company desires to take advantage of this "safe harbor" and, accordingly, hereby IDENTIFIES FORWARD-LOOKING STATEMENTS THROUGH THE BOLD ITALIC TEXT WITHIN THE BODY OF THIS DOCUMENT. Also see "Item 1-Business - Cautionary Statement Regarding Forward-Looking Statements".


THE COMPANY

     United American Healthcare Corporation (the "Company") was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references to the Company indicated herein shall mean United American Healthcare Corporation and its consolidated subsidiaries. The Company's executive offices are located at 1155 Brewery Park Blvd., Suite 200, Detroit, Michigan 48207 and its telephone number is (313) 393-0200.

ITEM 1. BUSINESS

GENERAL

     The Company provides comprehensive management and consulting services to managed care organizations, some of which are health maintenance organizations owned by the Company and located in Michigan, Tennessee, Florida, Pennsylvania, and Louisiana. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government sponsored populations. Management and consulting services provided by the Company are generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of August 1, 1997, there were approximately 160,000 enrollees in the managed care organizations either owned and/or managed by the Company.

     Management and consulting services provided by the Company include feasibility studies for licensure, strategic planning, corporate governance, management information systems, human resources, marketing, precertification, utilization review programs, individual case management, budgeting, provider network services, accreditation preparation, enrollment processing, claims processing, member services and cost containment programs.

     In 1985, the Company became one of the pioneers in arranging for the financing and delivery of health care services to Medicaid recipients utilizing managed care programs. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of August 1, 1997, there were approximately 91,000 Medicaid enrollees in the managed care organizations owned or managed by the Company (the "Managed Plans"). The Company complements its Medicaid focus by targeting non-Medicaid/commercial business in the same geographic markets. As of August 1, 1997, there were approximately 69,000 non-Medicaid/commercial enrollees in the Managed Plans.

     The Company has entered into an Agreement of Purchase and Sale of Stock with CHF Acquisition, Inc., a related party, dated September 12, 1997, pursuant to which the Company has agreed to sell CHF for $30 million in cash, contingent upon the buyer securing financing. See "Business - Self Funded Benefit Plans" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". CHF designs customized, cost-effective employee welfare plan arrangements for self-funded employers and provides marketing, management and administrative services to self-funded employers generally. As of August 1, 1997, CHF's client base included approximately 300 accounts in 47 states, with an estimated 547,000 covered lives.

INDUSTRY

     In an effort to control costs while assuring the delivery of quality health care services, the public and private sectors have, in recent years, increasingly turned to managed care solutions. As a result, the managed care industry, which includes HMO, POS, PPO and prepaid health service plans, has grown substantially.

     While the trend toward managed care solutions has traditionally been pursued most aggressively by the private sector, the public sector has recently embraced the trend in an effort to control the costs of health care provided to Medicaid recipients. Consequently, many states are promoting managed care initiatives to contain these rising costs and supporting programs that encourage or mandate Medicaid beneficiaries to enroll in managed care plans.

STRATEGY

     The Company continually evaluates the results of its current products and opportunities to expand its business. Its ongoing strategy is to strengthen its position as a multi-state provider of effective and innovative managed care solutions to the health care industry. The key elements of the Company's strategy are as follows:

     INTERNAL GROWTH IN MANAGED PLANS. The Company intends to achieve internal growth by increasing non-Medicaid/commercial and Medicaid enrollment in the Managed Plans through: (i) the development of new managed care products; (ii) introduction of a Medicare risk product, and (iii) continued testing and integration of a proprietary client/server information system to manage plan operations. The Company believes that this client/server information system will allow it to increase efficiency and overall ability to control costs for its clients and their products. See "Business - Management Information System". As the Company pursues additional commercial business, the Company believes it will be able to use its established provider networks, on-site management information systems and administrative staff to compete more effectively.

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

     The Company believes that its practice of initially focusing on the Medicaid market segment allows it to more rapidly develop an enrollment base, accelerate its realization of management fees and generate sufficient cash flows to fund the managed plan's expansion into commercial markets. Central to the Company's long-term strategy is the development of managed care plans with a targeted mix of Medicaid and non-Medicaid/commercial business, which allows the Company to benefit from the inherent strengths of each market, while lessening the risks of operating in either market exclusively.

     SPIN-OFF OF BUSINESS SEGMENTS. As part of management's reassessment of its strategic goals, it recently concluded that the Company would be best served by concentrating on its primary business segment and, as a result of this assessment, in September 1997 entered into an agreement to sell CHF and its subsidiaries to CHF Acquisition, Inc., a related party, for $30 million in cash, contingent upon the buyer securing financing. The Company intends to use the proceeds from the sale to reduce its long-term debt as well as to expand the business of its current clients. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     Additionally, management assessed that ChoiceOne, the Company's PPO, is not a core business segment and has decided to sell the operation. A letter of intent was entered into with a prospective buyer and the sale should be consummated in the Company's second quarter of fiscal 1998. The Company expects $240,000 in proceeds from this proposed stock sale. Terms of the sale are subject to change. There are no assurances that this transaction will be consummated.

     The Company believes that its combined management/equity strategy enhances its ability to penetrate new markets and diversify its primary business opportunities. In particular, the Company believes the continued implementation of this strategy will allow it to: (i) respond rapidly to multiple state-sponsored Medicaid managed care initiatives, (ii) capitalize on its Medicaid expertise within the managed care industry, and (iii) increase its enrollment in non-Medicaid markets.

MANAGED CARE PRODUCTS AND SERVICES

     The Company has an ownership interest in four HMOs: OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), UltraMedix Healthcare Systems, Inc. in Florida ("UltraMedix"), PhilCare Health Systems, Inc. in Pennsylvania ("PhilCare") and OmniCare Health Plan, Inc. in Louisiana ("OmniCare-LA"). The Company has decided not to fully launch OmniCare-LA pending the outcome of the City of New Orleans' request for proposal, and then to re-evaluate the capital needs of the Plan. PhilCare, after declining to participate in Pennsylvania's Medicaid managed care program because of program requirements that would have made the Company's participation in the program unprofitable, currently has no membership. However, the Plan is pursuing other business opportunities. The Company also manages the operations of an HMO in which it has no ownership interest, Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan, in Michigan, ("OmniCare-MI"). The Company previously managed the operations of Personal Physician Care Inc., in Ohio ("PPC") under a long-term management agreement that was terminated pursuant to binding arbitration, effective May 31, 1997, based in part on a dispute between the parties with respect to the payment of non-emergent transportation costs for enrollees as a marketing expense to be incurred under the management agreement.

     The following table shows the membership in the Managed Plans serviced by the Company as of August 1, 1997:

                                                Non-
                                             Medicaid/
                               Medicaid      Commercial         Total
                               ----------  ----------------     -----
             Managed Plans
             -------------
             Owned :
              OmniCare-TN         33,314         9,415*          42,729
              UltraMedix           9,816         10,119          19,935
                               ---------         ------          ------
                                  43,130         19,534          62,664
             Operated:
              OmniCare-MI         47,856         49,620          97,476
                               ----------------------------------------
                                  90,986         69,154         160,140
                               ========================================


-----------------------------
* Represents Working Uninsured and Uninsurable, categorized as Non-Medicaid.

     The following table sets forth data with respect to the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data is not indicative of the relative contributions to the Company's net earnings:


                                                               Year ended June 30,
                                             ----------------------------------------------------------------
                                             1997                 1996                  1995
                                             ----                 ----                  ----
                                                          (in thousands, except percentages)
MANAGED PLANS
OmniCare-TN...............                 $56,508        50%    $42,717        46%    $15,681         26%
OmniCare-MI...............                  28,865        26      30,275        33      30,563         51
UltraMedix................                  13,922        12       9,003        10       5,020          8

     A substantial portion of the Company's gross revenues are derived through its management agreement with OmniCare-MI. This management agreement is long-term in nature, subject to review every five years with either automatic continuation or elective termination. There can be no assurance that such agreement will remain in effect or continue substantially under the same terms and conditions.

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

Table A- Summary of Terms of Management Agreements with the Managed Plans


                                                                               Managed Plans
                                                      ----------------------------------------------------------------
Terms                                                     OmniCare-MI           OmniCare-TN            UltraMedix
-----                                                 --------------------  --------------------  --------------------
(1) Duration:
    (a) Effective dates:
        (i)  Commencement                                      May 1, 1985         February 1, 1994      February 1, 1994
        (ii) Expiration                                  December 31, 2010         February 1, 1999      February 1, 1999
    (b) Extension:
        (i) Automatically renewable                                     No       Yes - 4 successive    Yes - 4 successive
                                                                                     5 year periods        5 year periods
        (ii) Terms of renewal/continuation               Subject to review                  5 years               5 years
                                                             every 5 years
        (iii) Next review period                               May 1, 2000         February 1, 1999      February 1, 1999
    (c) Termination:
        (i)  Without cause by the Plan at such
             reviews                                                   Yes                      Yes                   Yes
        (ii)  Either party with cause                                  Yes                      Yes                   Yes
(2) Fees paid to the Company:
    (a) Percentage of revenues                                         Yes                      Yes                   Yes
    (b) Reimbursement of cost incurred to manage
         the Plan                                                       No                       No                   Yes
(3) Expenses incurred by the Company:
(a) All administrative expenses necessary to
      carry out and perform the functions of the
      Plan, excluding:
        (i)   Audit                                                    Yes                       No                   Yes
        (ii)  Legal                                                     No                       No                   Yes
        (iii) Marketing                                                 No                       No                   Yes
        (iv)  Certain other                                            Yes                       No                   Yes

     Services provided to the Managed Plans include strategic planning; corporate governance; human resource functions; provider network services; provider profiling and credentialing; premium rate setting and review; marketing services (group and individual); accounting and budgeting functions; deposit, disbursement and investment of funds; enrollment functions; collection of accounts; claims processing; management information systems; utilization review; and quality management.

Managed Plans Owned By the Company

     OMNICARE-TN.     OmniCare-TN was organized as a Tennessee corporation in
October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of OmniCare-TN and, through its wholly owned subsidiary, United American Healthcare of Tennessee ("UA-TN"), owns a 75% equity interest in OmniCare-TN. A local partner owns the remaining 25%. OmniCare-TN began as a PPO contractor in the TennCare program and operated as a full-risk prepaid health services plan until it obtained its TennCare HMO license in March 1996. The Plan's TennCare HMO contract was executed in October 1996, retroactive to the date of licensure. The Plan's application for a commercial HMO license is pending. PLAN MANAGEMENT HAS BEEN IN CONSTANT COMMUNICATION WITH THE STATE TO ELIMINATE ANY FURTHER PROCESSING DELAYS OF THE APPLICATION AND EXPECTS THE ISSUANCE OF THE LICENSE IN THE SECOND QUARTER OF FISCAL 1998. However, there can be no assurances that the license will be issued within this time period.

     In November 1993, OmniCare-TN entered into a PPO contract with the State of Tennessee pursuant to the State's mandatory health care program, TennCare, to arrange for the financing and delivery of health care services on a capitated basis to Medicaid eligibles and the Working Uninsured and Uninsurable ("Non-Medicaid") individuals who lack access to private or employer sponsored health insurance or to another government health plan. The TennCare Bureau placed an indefinite moratorium on Working Uninsured enrollment in December 1994; however, such action did not affect persons enrolled in a plan prior to the moratorium. In April 1997, enrollment was expanded to include the children of the Working Uninsured up to age 18. THIS ANNUALLY RENEWABLE CONTRACT WILL NEXT BE REVIEWED ON OR BEFORE JULY 1, 1998, AND MANAGEMENT EXPECTS RENEWAL FOR AN ADDITIONAL 12-MONTH TERM.

     OmniCare-TN currently serves Shelby and Davidson counties in Tennessee (which include the cities of Memphis and Nashville). As of August 1, 1997, total enrollment was approximately 42,729 members, of which 33,314 (78%) and 9,415 (22%) represent Medicaid and Working Uninsured and Uninsurable enrollees, respectively. The greatest opportunity for enrollment gains is during the 30-day open enrollment change period for all TennCare eligibles, which occurs once a year in October. Management projects that there could be an increase in its TennCare membership during the current change period. ADDITIONALLY, MANAGEMENT BELIEVES THAT THE RECEIPT OF THE COMMERCIAL LICENSE AND THE PLAN'S EFFORTS TO EXPAND ITS PROVIDER NETWORK TO THE SOUTHWESTERN AREA OF TENNESSEE WILL GIVE OMNICARE-TN THE ABILITY TO INCREASE ITS ENROLLMENT BY MARKETING ITS MANAGED CARE PRODUCTS TO THE VARIOUS EMPLOYER GROUPS IN THE REGIONS SERVED.

     ULTRAMEDIX. UltraMedix, a network model HMO headquartered in Tampa, Florida, was founded as a Florida corporation in May 1992. Through its majority owned subsidiary, United American Healthcare of Florida ("UA-FL"), the Company owns 51% of UltraMedix. The remaining 49% of the Plan is owned by local shareholders. UltraMedix was in the development stage through August 1993, at which time the Plan entered into a contract with the Florida Agency for Health Care Administration ("AHCA") to arrange for the financing and delivery of health care services to the Medicaid population in west-central Florida on a capitated basis. As of July 1997, upon the Agency's renewal of the contract, UltraMedix was operating in 10 counties located in the central and southwestern area of the State of Florida. The current AHCA contract provides for the Plan's service area to include 23 counties located in the central and southeastern areas of the State of Florida. UltraMedix is proceeding with plans to initiate operations in additional counties by the end of calendar year 1997. THE CONTRACT WILL NEXT BE REVIEWED ON OR BEFORE JUNE 30, 1998, AND MANAGEMENT EXPECTS RENEWAL FOR AN ADDITIONAL 12- MONTH TERM.

     UltraMedix's application with the Florida Department of Insurance for a Certificate of Authority to operate as an HMO was approved in October 1995 and enables UltraMedix to pursue HMO business in the commercial market. Prior to this approval, UltraMedix operated as prepaid health plan serving the Medicaid population exclusively. Additionally, UA-FL received a license to operate as a Third Party Administrator in October 1995.

     The AHCA moratorium on Medicaid enrollment instituted in July 1996 to assure compliance with regulatory requirements of a 75/25 Medicaid-to-commercial enrollment mix, was removed in October 1996. During the moratorium, the Plan experienced a decrease in Medicaid membership, primarily because of attrition. Upon the recommencement of Medicaid marketing, membership increased approximately 10% between October 1996 and March 1997.

     To develop its commercial membership, UltraMedix is aggressively marketing an individual plan, a small group plan through and independently of the State of Florida's Community Health Purchasing Alliances ("CHPAs"), and a large group plan to commercial subscribers in its service areas. To support its commercial growth objectives, the Plan entered into agreements with broker agencies to market its commercial products, and with the largest CHPA membership broker in the State of Florida to market its CHPA products. In October 1996, the Plan received approval from AHCA to expand its commercial service area to include the counties of Sarasota, DeSoto, Charlotte, Osceola and Seminole, and expects to add the five counties in the greater Jacksonville area by the third quarter of fiscal 1998.

     The Plan is also developing a point of service product, for introduction in the third quarter of fiscal year 1998. As of August 1, 1997, total enrollment was approximately 19,935 members, of which 9,816 (49%) were Medicaid members and 10,119 (51%) were commercial members.

     In February 1997, UltraMedix was selected to participate in the State of Florida's initiative to mandate the enrollment of Medicaid eligibles into managed care plans. The award service area covered 14 counties and would have capped UltraMedix's Medicaid enrollment, including existing members, at approximately 48,000 during the contract period. Legal challenges from unsuccessful bidders to the State's request for proposal have halted the initiative indefinitely.

     THE RECENT RAPID GROWTH IN COMMERCIAL MEMBERSHIP, CONTINUED INTEGRATION OF THE CLIENT/SERVER SYSTEM TECHNOLOGY, PREPARATION FOR AN ACCREDITATION DESIGNATION FROM THE NATIONAL COMMITTEE FOR QUALITY ASSURANCE SCHEDULED FOR DECEMBER 1997, EXPANSION OF THE PROVIDER NETWORK TO SUPPORT COMMERCIAL AND MEDICAID GROWTH AND RENEGOTIATION OF PROVIDER CONTRACTS TO

DECREASE MEDICAL LOSS RATIOS ARE ALL FACTORS THAT SUPPORT MANAGEMENT'S BELIEF THAT THE PLAN WILL BE COMPETITIVE AND SUCCESSFUL IN ITS INITIATIVE TO GROW MEMBERSHIP AND REDUCE MEDICAL COSTS.

Managed Plan Operated By the Company

     OMNICARE-MI.   OmniCare-MI is a not-for-profit, tax-exempt corporation
headquartered in Detroit, Michigan, serving the southeastern section of the state operating in Wayne, Oakland, Macomb, Monroe and Washtenaw counties.

     Enrollment is through the 145 companies that offer the Plan to its employees and their family members, individual enrollment that is open once a year for a 30-day period, and through the State's Medicaid program, pursuant to an agreement with the Michigan Department of Community Health, which makes HMO coverage available to eligibles in certain counties and mandatory in others. This agreement, which must be renewed annually, was extended by mutual agreement for an additional six months from July 1, 1997 to December 31, 1997. MANAGEMENT EXPECTS THAT THE CONTRACT WILL BE RENEWED FOR AN ADDITIONAL 12-MONTH TERM FOR 1998. As of August 1, 1997, total enrollment in OmniCare-MI was approximately 97,476, of which 49,620 (51%) represent commercial members, including approximately 6,757 point of service members and approximately 47,856 (49%) represent Medicaid members.

     Among the major employers that offer OmniCare-MI, ranked by enrollment, are: the City of Detroit, the Federal Government, Ford Motor Company, the State of Michigan, the Detroit Board of Education, General Motors Corporation, Chrysler Corporation, Detroit Edison, Wayne County and Comerica Bank, the largest of which represents approximately 7% of OmniCare-MI's total enrollment. No other group exceeds 5% of the Plan's total enrollment.

     HMO growth in the State of Michigan has remained fairly static over the last several years. HMO enrollment penetration has remained in the 20% range during that period. HOWEVER, MANAGEMENT BELIEVES THAT THIS DORMANCY WILL NOT CONTINUE AS PUBLIC ACCEPTANCE OF HMOS IS GROWING AND EMPLOYER ENCOURAGEMENT IS INCREASING AS THEY REALIZE THAT HMOS COST LESS AND PROVIDE QUALITY CARE.

     OmniCare-MI operates in an extremely competitive environment. As a result, rate increases are carefully applied, forcing more aggressive contracting with providers and greater efficiency in operations. OMNICARE-MI ANTICIPATES THAT IT WILL INCREASE ENROLLMENT BY CONTINUING TO EMPHASIZE QUALITY OF BOTH CARE AND SERVICE. The Plan also intends to introduce a new point of service product during the year. MANAGEMENT BELIEVES THAT THIS POINT OF SERVICE PRODUCT WILL MAKE THE PLAN MORE ATTRACTIVE TO SMALLER AND MID-SIZE COMPANIES THAT HAVE TRADITIONALLY OBTAINED COVERAGE THROUGH INDEMNITY COMPANIES. The Plan had expected to roll out its Medicare risk product in mid-1997 in response to a national trend to enroll Medicare recipients in managed care. OmniCare-MI is currently in the process of refiling its Medicare application with the Health Care Financing Administration ("HCFA"), and management expects to begin marketing the product in early 1999.

     The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, for an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the Plan's Medicaid enrollment. In May 1997, OmniCare-MI was notified that it had been selected to participate in the State's program. Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the Medicaid eligibles to plans that were awarded contracts, but did, however, institute the rate reduction component of the new program effective July 1997. With the indefinite delay of the assignment of approximately 90,000 eligible recipients to the selected plans, and the implementation of the rate reductions of 10% to 15%, the operating revenues of OmniCare-MI and the resulting management fees to the Company will be affected in 1998. There can be no assurances that OmniCare-MI can control health care costs at the rate of the premium reductions.

     Management believes that the history of OmniCare-MI has been one of innovation. It was the first network model HMO in the country and the first to capitate physician services in an IPA model HMO. OmniCare-MI also created and implemented the first known mental health carve out in 1983. These are but a few of the ideas that have not only been successful for OmniCare-MI, but have been adopted by and proven successful for the industry. Such innovation and creativity are what management believes will continue to make OmniCare-MI successful.

Other Managed Plan Ventures

     UNITED/HEALTHSCOPE, INC. ("UHI"). In March 1993, the Company reached an agreement with New York-based HealthScope Administrative Services Corporation, now known as HealthScope/United, Inc. ("HealthScope"), to form a health care management company to gain access to one of the largest Medicaid eligible populations in the United States. Pursuant to the agreement, HealthScope became a wholly owned subsidiary of UHI. UHI was organized to engage in development, consulting and contract management services for publicly funded managed care programs in the metropolitan New York area.

     In 1995, New York City officials announced a four-year initiative to enroll over 1.7 million Medicaid recipients residing in New York City in managed care plans. The staggered enrollment aspect of the program was necessitated by an insufficient capacity to enroll all such recipients. This mandated initiative began to roll out in early 1997. UHI management anticipates the phase-in for its service areas in early 1998. Currently, UHI has management agreements with three health plans, with enrollment of approximately 10,000 members.

     In May 1996, UHI initiated a private placement memorandum seeking potential equity investors to fund future cash flow needs. The delayed rollout of State's initiative adversely affected UHI financial resources. A private investment firm expressed an interest in making a significant equity investment in UHI and, in September 1996, advanced $.4 million of a $1.5 million line of credit. The balance was drawn in October 1996. In April and May 1997, the venture capital firm infused an additional $.3 million and $2.2 million, respectively. The venture capital firm has indicated its commitment to fund UHI's future short-term capital needs.

     Through May 1997, outstanding amounts owed to the Company from UHI totaled approximately $4.9 million. In May 1997, UHI's outstanding debt and preferred stock were restructured to attract other investors. The Company converted its interest in UHI, including advances, accrued interest and the value of warrants held by the Company, to one million shares of non-voting preferred stock of the restructured UHI in the amount of $4 million, and a warrant to purchase 3,310 shares of UHI common stock, exercisable at any time at a nominal price, representing approximately 3% of UHI's common shares on a fully diluted basis. At this time the venture capital firm also converted its debt to preferred stock and warrants to purchase common shares. The Company's ability to recover the value of its preferred stock is significantly dependent upon additional financing by third party investors, the phase-in of the Medicaid initiative and/or the attraction of additional clients. A valuation allowance of approximately $1.1 million, had been established as of June 30, 1996. The conversion of the Company's loans to UHI to preferred stock was treated as a "troubled debt restructuring" and the investment was recorded at its estimated fair value at the date of the restructuring. This resulted in bad debt expense of $.7 million for the year ended June 30, 1997.

     A valuation allowance of approximately $1.1 million, had been established as of June 30, 1996. The conversion of the Company's loans to UHI to preferred stock was treated as a "troubled debt restructuring" and the investment was recorded at its estimated fair value at the date of the restructuring. This resulted in bad debt expense of $.7 million for the year ended June 30, 1997.

     PHILCARE. PhilCare, a network model HMO headquartered in Philadelphia, Pennsylvania, was organized as a Pennsylvania corporation in May 1994, and is 49% owned by the Company's wholly owned subsidiary, United American Healthcare of Pennsylvania ("UA-PA"), with the remaining 51% owned by local participants. In June 1996, PhilCare obtained its HMO license, with the Company funding PhilCare's applicable statutory reserve and net worth requirements of $2.1 million through cash deposited at a Pennsylvania bank.

     The initial thrust into this market was an intended participation in Pennsylvania's mandatory Medicaid pilot program, HealthChoices, which required the mandatory enrollment of approximately 540,000 Medicaid recipients in five metropolitan Philadelphia counties into HMOs. In October 1996, the Company announced its decision to withdraw its support of PhilCare's participation in the HealthChoices program because existing program requirements would have made the Company's participation in the program unprofitable. However, the Company continues to explore other potential business opportunities in this market. The Company cannot provide assurances that PhilCare will enter into a formal relationship with any interested parties.

     OMNICARE-LA.   OmniCare-LA, a network model HMO headquartered in New
Orleans, Louisiana, was organized as a Louisiana corporation in November 1994, and is 100% owned by the Company's wholly owned subsidiary United American of Louisiana ("UA-LA"). The Plan was granted an HMO license by the Louisiana Department of Insurance in June 1996. In connection therewith, the Company funded OmniCare-LA's applicable statutory reserve and net worth requirements through a $1.0 million letter of credit and $1.0 million in cash deposited in accounts at state banks in Louisiana. It is anticipated that HMO ownership will be offered to other investors. The Plan is currently in a pre-operational phase. UA-LA was also granted a TPA license in 1996.

     The Louisiana managed care market is still in its infancy. Overall HMO penetration is 7% in the State and 14% in metropolitan New Orleans, while national figures for HMO penetration are higher. Small businesses dominate the market, and employers are exploring the savings potential of managed care. The Company's primary intent is to pursue opportunities in New Orleans in the commercial and Medicaid HMO markets, and to pursue third party administration business. Although Louisiana does not currently have a mandatory Medicaid program, a waiver request to HCFA is being considered.

     In August 1997, the Company submitted its response to the City of New Orleans (the "City")/Transit Management of Southeast Louisiana ("TMSEL") Cooperative Endeavor (the "Endeavor") request for proposals. The Endeavor seeks entities to provide utilization review, claim administration services (medical/prescription drugs, dental and vision) and provider networks (medical, managed mental health/substance abuse, prescription drugs, dental and vision) for the 11,200 employees and retirees of the City and TMSEL.

     OmniCare-LA is a finalist in the bid process. Selection criteria include management structure and experience, questionnaire responses, program administration and cost, geographic penetration/network access, enrollment and eligibility assistance and others. The Mayor of New Orleans and a selection committee will make the final determination. The Company anticipates notification of its status in late 1997. Management cannot provide assurances that it will be the successful bidder for this contract. Management anticipates that it will provide proposals for two additional programs in the New Orleans area, similar to the Endeavor, during fiscal 1998.

     OTHER VENTURES. In fiscal 1995, the Company, in anticipation of business opportunities in several states, incorporated the subsidiaries United American Healthcare of Georgia, Inc. ("UA-GA") and United American Healthcare of Illinois, Inc. ("UA-IL"). In October 1996, the Company withdrew its HMO license application in Georgia and the $4.1 million in funding related to the statutory reserve requirements. Currently, the Company has ceased activities related to its UA-IL and UA-GA subsidiaries and has no operational plans related to these sites in the near future, due primarily to cash flow considerations and delays in initiating the proposed programs.

SELF-FUNDED BENEFIT PLANS

     In 1993, the Company acquired Corporate Health Care Financing, Inc., ("CHF") for approximately $4.7 million in cash, $3.0 million of the Company's common stock (310,481 shares), and a $6.6 million contingent promissory note. The entire balance of the contingent note has been paid or accrued through June
30, 1997.   Management believed that its acquisition of CHF represented an opportunity to expand its traditional business into the self-funded market that comprises a majority of the private sector employers. A self-funded health benefits plan is one in which an employer directly assumes the financial risk for its employees' health care costs by paying for employees' medical claims out of a separate fund consisting of employee and/or employer contributions.

     In September 1997, the Company entered into an agreement to sell CHF and its subsidiaries to CHF Acquisition, Inc., a related party, for $30 million in cash, contingent upon the buyer securing financing. The agreement requires that certain contingencies and conditions be satisfied prior to closing including a condition that the buyer must have a financing commitment on or before December 11, 1997, and that the closing must occur on or before January 10, 1998. CHF Acquisition, Inc. is owned by certain principal employees of CHF. The transaction requires, as a condition prior to the Company's obligation to close the sale that Keith Sullivan and Louis Nicholas each terminate their employment agreements with CHF and the Company, respectively. There can be no assurances that the sale will be consummated. As of August 1, 1997, CHF's client base included approximately 300 accounts in 47 states, with an estimated 547,000 covered lives.

OTHER VENTURE AND PRODUCT

     CHOICEONE. ChoiceOne, a national PPO and wholly owned subsidiary of the Company, was created in 1993. ChoiceOne directly contracts in 16 states and leases access to existing provider networks in 32 states. The national network consists of approximately 3,000 hospitals, and 230,000 physicians and ancillary providers. ChoiceOne is compensated by receiving either a per member access fee or a percentage of the savings realized from accessing the ChoiceOne network. As of August 1, 1997, ChoiceOne had approximately 228,000 members representing 154 payors. After re-evaluating its strategic objectives, the Company has assessed that ChoiceOne is not a core business segment and has decided to sell the operation. A letter of intent was entered into with a prospective buyer and the sale should be consummated in the Company's second quarter of fiscal 1998. The Company expects $.2 million in proceeds from this proposed stock sale. Terms of the sale are subject to change. There are no assurances that this transaction will be consummated.

GOVERNMENT REGULATION

     The Company is subject to extensive federal and state health care and insurance regulations designed primarily to protect enrollees in the Managed Plans, particularly with respect to government sponsored enrollees. Such regulations govern many aspects of the Company's business affairs and typically empower state agencies to review management agreements with health care plans for, among other things, reasonableness of charges. Among the other areas regulated by federal and state law are licensure requirements, premium rate increases, new product offerings, procedures for quality assurance, enrollment requirements, covered benefits, service area expansion, provider relationships and the financial condition of the owned/managed plans, including cash reserve requirements and dividend restrictions. There can be no assurances that the Company or its Managed Plans will be granted the necessary approvals for new products or will maintain federal qualifications or state licensure.

     The licensing and operation of OmniCare-MI, OmniCare-TN, UltraMedix, PhilCare and OmniCare-LA are governed by the respective states' statutes and regulations applicable to health maintenance organizations. The Managed Plans' licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plans are operating out of compliance with the states' HMO statutes, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. Except for OmniCare-MI, the plans are not federally-qualified HMOs and, therefore, are not subject to the federal HMO Act.

     Federal and state regulation of health care plans and managed care products is subject to frequent change, varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. Laws and regulations relating to the Company's business are subject to amendment and/or interpretation in each jurisdiction. In particular, legislation mandating managed care for Medicaid recipients is often subject to change and may not initially be accompanied by administrative rules and guidelines. Changes in federal or state governmental regulation could affect the Company's operations, profitability and business prospects. While the Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations may be interpreted, regulatory revisions may have a material adverse effect on the Company.

INSURANCE

     The Company presently carries comprehensive general liability, directors and officers liability, property, business automobile, and workers' compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. The management agreements with OmniCare-MI, OmniCare-TN and UltraMedix each require the respective Managed Plan to maintain general liability insurance, naming the Company as an additional insured. The Company or the Managed Plan is required to pay the insurance premiums under the terms of the respective management agreements. In addition, the Managed Plans have professional liability insurance that may cover liability claims arising from medical malpractice, with the Company named as an additional insured. No assurance can be given, however, as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

COMPETITION

     The managed care industry is highly competitive. The Company directly competes with other entities that provide health care plan management services, some of which are nonprofit corporations and others which have significantly greater financial and administrative resources. The Company primarily competes on the basis of fee arrangements, cost effectiveness and the range and quality of services offered to prospective health care clients. While the Company believes that its experience gives it certain competitive advantages over existing and potential new competitors, there can be no assurance that the Company will be able to compete effectively in the future.

     The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of the Managed Plans, and therefore, the revenues of the Company. The predominant competitors in southeastern Michigan are Blue Cross/Blue Shield of Michigan, The Wellness Plan, Total Health Plan and Health Alliance Plan. The predominant competitors in central and southwestern Tennessee are Access-Med Plus and Blue Cross/Blue Shield. The predominant competitors in central and southeastern Florida are PCA Century Medical, CAC Ramsay, Physician's Care Plan and Stay Well. The Company's Managed Plans primarily compete on the basis of enrollee premiums, covered benefits, provider networks, utilization limitations, enrollee co-payments and other related plan features and criteria. Management believes that the Company's existing clients are able to compete effectively with their primary market competitors in these areas.

EMPLOYEES

     The Company's ability to maintain its competitive position and expand its business into new markets depends, in significant part, upon the maintenance of its relationships with various existing senior officers, as well as its ability to attract and retain qualified health care management professionals. Although the Company has employment agreements with several senior executives, it does not have, nor does it intend to pursue, employment agreements with all of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or attract such professionals.

     As of August 1, 1997, the Company had 427 full and part-time employees. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

MANAGEMENT INFORMATION SYSTEM

     Management believes that timely and relevant information is critical to a managed care operation and utilizes its management information system to process claims; analyze health care utilization; support provider, member and employer requirements; and control administrative costs.

     The Company has initiated a systems implementation plan to enhance its operations, reduce costs, and improve customer service with the development of a proprietary client/server information system, along with a select set of complementary automation products that include claims scanning, claims imaging, electronic data interchange and various select technologies for enterprise-wide installation. Functional enhancements from the existing system include premium invoicing, claims review and processing, case management, provider credentialing, financial reporting, and process re-engineering. The emphasis has been the migration to open architectures that facilitate the exchange of information with clients and vendors, flexibility to meet and introduce industry trends, shortened staff training cycles, and increased overall operational efficiencies. Management believes that its proprietary management information system, when fully developed, will enable the Company to have highly efficient claims processing and information retrieval capabilities.

     In January and November 1996, this proprietary system and the Company's client/server financial system were rolled out for extensive testing at OmniCare-TN and UltraMedix, respectively. Testing of new modules, enhancements, upgrades and integration with other software applications are ongoing at both locations. Management expects to leverage the knowledge and resources gained from the installation of this product in Tennessee and Florida when it installs this product at OmniCare-MI in early 1998 and at future sites to maximize synergy among its operations.

     The development of this client/server information technology has created an opportunity to explore its commercial appeal. However, until the system is completely functional at all of the Company's current client sites, management does not intend to sell this product externally. The

Company's management information system operation was relocated to a separate site in early 1997 to facilitate a company-wide disaster recovery plan and establishment of a technical education facility.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The Company desires to take advantage of this "safe harbor" and, accordingly, hereby identifies the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

      1. Inability to increase premiums and prospective or retroactive reductions in premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.

      2. Discontinaution of, limitations upon or restructuring of government-funded programs.

      3. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.

      4. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.

      5. The shift of employers from insured to self-funded coverage, resulting in reduced margins to the Company.

      6. Failure to obtain new customer bases, retain existing customer bases or reductions in work force by existing customers; failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.

      7.   Termination of management agreements by the Managed Plans.

      8. Increased competition between current organizations and the entrance of new competitors and the introduction of new products by new and existing competitors.

      9.   Adverse publicity and media coverage.

      10.  Inability to carry out marketing and sales plans.

      11.  Loss or retirement of key executives.

      12. Governmental financial assessments or taxes to subsidize uncompensated care, other insurance carriers, or academic medical institutions.

      13. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.

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

      19. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).

      20.  Adverse results from significant litigation matters.

      21. Interest rates causing a reduction of investment income, or in the market value of interest rate sensitive investments.

ITEM 2. PROPERTIES

     The Company has leased an aggregate of approximately 167,000 square feet from which it conducts its principal operations. The Company has leased space in Michigan, Tennessee, Florida, Pennsylvania, and Louisiana. The principal offices of the Company are located at 1155 Brewery Park Boulevard, Suite 200, Detroit, Michigan, where it has leased approximately 64,000 square feet of office space. The Company has also leased 16,000 square feet of leased office space in the Renaissance Center, Detroit, Michigan, to house its management information system operations. The Company has subleased approximately 44,000 of the 67,000 square feet it leased in Philadelphia, Pennsylvania in anticipation of its participation in the HealthChoices program to third parties, and expects the facility to be fully subleased in the next fiscal year. The Company intends to retain a portion of leased space to pursue business opportunities. There can be no assurances that the Company will be successful in subleasing that portion of the facility it does not intend to use.

     The Company believes that its current facilities provide sufficient space suitable for all of the Company's planned activities and that sufficient additional space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS

     As previously reported by the Company, certain senior officers and the Company were named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. In September 1996, these lawsuits were consolidated by the Court into a single cause of action. The consolidated action alleged that certain senior officers and the Company issued reports and statements that violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the period in question and that certain material facts alleged not to have been disclosed were already available in the financial marketplace.

     Nevertheless, management concluded that continued defense of the litigation was depleting the available insurance pool and that an unfavorable outcome in excess of insurance policy limits potentially could have an adverse impact on the Company's financial position. Continuation of this litigation would have also diverted management's focus from operations. Based on these facts, management pursued settlement with the plaintiff. In September 1997, the parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiff and payment by the Company of $3.25 million, of which the Company anticipates $2.1 million to be paid by the insurance carrier. The pending settlement is subject to federal court approval. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's holders of common shares (the Company's only voting securities) during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

     The Common Shares are traded on the NYSE under the symbol "UAH". The following table sets forth, for the periods indicated, the high and low closing prices for the Common Shares on the NYSE, as reported by the NYSE for each quarter since July 1, 1995:



                                                        HIGH        LOW
                                                        ----        ---
                                FISCAL YEAR 1996
                                ----------------
                                First Quarter          18 7/8      11 1/8
                                Second Quarter         11 5/8       9 1/4
                                Third Quarter          14 7/8       9 3/4
                                Fourth Quarter         15 1/8          10

                                FISCAL YEAR 1997
                                ----------------
                                First Quarter          11 5/8       8 1/4
                                Second Quarter          7 5/8       5 7/8
                                Third Quarter           6 1/8       4 1/4
                                Fourth Quarter          6 3/8           4


     As of September 19, 1997, the closing price of the Common Shares on the NYSE was $6 3/4 per share and there were approximately 196 record holders of the Common Shares.

     The Company has not paid any cash dividends since its initial public offering in the fourth quarter of fiscal 1991, retaining all earnings to support its growth strategy. The Company currently anticipates that it will retain all of its earnings for use in the operation and expansion of its business for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the periods indicated:


                                                                        1997       1996       1995      1994      1993
                                                                      ---------  ---------  --------  --------  --------
                                                                            (in thousands, except per share data)
OPERATING DATA (YEAR ENDED JUNE 30):
Operating revenues                                                    $112,549    $92,379    $59,790   $38,435   $28,286
(Loss) earnings from continuing operations                            $ (5,260)   $(3,657)   $ 6,229   $ 6,470   $ 4,588
Discontinued operations, net of income taxes                          $  1,845    $   909    $   367   $   912   $    71
Net (loss) earnings                                                   $ (3,415)   $(2,748)   $ 6,596   $ 7,382   $ 4,659
(Loss) earnings per common share from continuing
  operations                                                          $  (0.80)   $ (0.56)   $  0.95   $  0.99   $  0.72
Net (loss) earnings Per Common  Share                                 $  (0.52)   $ (0.42)   $  1.01   $  1.13   $  0.73
Weighted average Common Shares outstanding                               6,553      6,561      6,561     6,561     6,363

BALANCE SHEET DATA (JUNE 30):
Cash and investments                                                  $ 17,442    $30,930    $17,537   $20,136   $18,097
Intangible assets, net                                                  10,557     11,546          -         -         -
Net assets of discontinued operations                                   19,746     14,703     10,542     9,150     8,297
Total assets                                                            79,662     93,239     57,614    44,778    32,798
Medical claims and benefits payable                                      8,735     25,678          -         -         -
Debt                                                                    23,868     21,654     10,474     5,833     2,500
Shareholders' equity                                                    34,406     37,822     40,508    34,189    26,806


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     OVERVIEW

     In fiscal 1996, the Company acquired additional ownership in previously unconsolidated affiliates that affect the year-to-date comparability of its consolidated results of operations. In late January 1996, the Company purchased an additional 20.6% and 25% of the voting common stock of UltraMedix and OmniCare-TN, respectively. This increased the Company's ownership in UltraMedix to 51% and in OmniCare-TN to 75%. Accordingly, these majority-owned affiliates are included in the Company's consolidated financial results effective February 1996. In September 1997, the Company announced its plans to sell the stock of its subsidiary, CHF. The sale is expected to be completed in January 1998, but is contingent upon the buyer obtaining financing. In accordance with accounting literature, CHF results are reported as discontinued operations in the consolidated financial statements for all periods presented. Also, see Note 3 to the Consolidated Financial Statements. The proposed sale for $30 million in cash will result in an estimated gain to the Company in 1998 of approximately $6.5 million or $1.00 earnings per share after closing costs and income taxes, and will provide cash flow to reduce debt and support enhancements in existing operations. There can be no assurances that this sale will be consummated.

     Consolidated losses from continuing operations totaled $5.3 million in 1997, compared to losses of $3.7 million in 1996 and earnings of $6.2 million in 1995, or losses per share of $.80 in 1997 and $.56 in 1996 and earnings per share of $.95 in 1995. Including discontinued operations, consolidated losses totaled $3.4 million in 1997 and $2.7 million in 1996 and earnings of $6.6 million in 1995, or losses per share of $.52 in 1997 and $.42 in 1996 and earnings per share of $1.01 in 1995.

     Results for 1997 include the pending settlement of the consolidated class action shareholder lawsuit for $3.25 million, of which $1.15 million approximates the Company's expense, net of insurance coverage limits. The pending settlement is subject to federal court approval. The Company also established a bad debt expense in the amount of $1.1 million related to the valuation of an account receivable of OmniCare-TN from a third party administrator and $.7 million for its investment in HealthScope. Valuation reserves of $1.0 million and $.1 million related to this investment were also established in 1996 and 1995, respectively. Management intends to vigorously pursue the collection of the account receivable and, based on the rollout of the State of New York's mandatory Medicaid enrollment initiative, hopes to recover the HealthScope investment. Additionally, in 1997 a $.3 million rent expense estimate was established for the difference between the Company's lease obligation and the expected sub-lease rental income for the remaining life of the Company's lease in Pennsylvania. The fiscal 1997 after-tax effect of these non-recurring items totaled a $.39 loss per share.

     Net losses in the Company's Florida operations also impacted the 1997 results in the amount of $.50 per share. The constantly changing governmental environment in Florida has required the Company to change its marketing strategy to a commercial market focus. WITH THE REALIGNMENT OF THE MEMBERSHIP MIX, CONTINUED INCREASED ENROLLMENT AND OPERATIONAL IMPROVEMENTS, PARTICULARLY RELATED TO THE COMPLETE INTEGRATION AND TESTING OF THE CLIENT/SERVER INFORMATION SYSTEM, PROVIDER CONTRACTING AND UTILIZATION AND CASE MANAGEMENT PRACTICES, MANAGEMENT BELIEVES IT CAN REVERSE THE CURRENT LOSS TREND EXPERIENCED BY THE FLORIDA HMO. The Company's fiscal 1998 results will greatly depend on its ability to successfully implement these goals in Florida.

     Effective May 31, 1997, the Company's management agreement with PPC was terminated. Earnings per share related to the Company's management of this contract were $.12 in 1997. Historically, the earning contributions from this management agreement had been nominal.

     Management fee revenue in 1996 was affected by an agreement reached in June 1996 between the Company and OmniCare-TN, pursuant to which OmniCare-TN agreed to reimburse the Company approximately $8.7 million for start-up costs and other expenses incurred for the period January 1994 through September 1995.

     The contract settlement expense recorded in December 1995 of $9.7 million represented a one-time adjustment to management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement between UA-TN and OmniCare-TN as approved by the State of Tennessee in November 1995, retroactive to January 1994. Despite the fact that the Company and OmniCare-TN took certain actions related to the costs reimbursed under the agreement, the transaction was not sufficiently documented to allow recognition of the same on the Company's financial statements in December 1995.

     YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     Total revenues from continuing operations increased $20.1 million (22%), from $92.4 million in 1996 to $112.5 million in 1997.

     Medical premium revenues were $70.4 million in 1997, of which $56.5 million related to OmniCare-TN and $13.9 million to UltraMedix, an increase of $35.9 million (104%) over medical premium revenues of $34.5 million in 1996. Medical premiums for OmniCare-TN increased $27.8 million (97%), from $28.7 million in 1996 to $56.5 million in 1997. The net increase is due to 12 months of activity in 1997 compared to 5 months in 1996, offset by a net decrease in member months resulting from enrollment adjustments. The enrollment at OmniCare-TN was approximately 40,100 at June 30, 1997, compared to approximately 48,200 at June 30, 1996, a decrease of 8,100 members or 17%.
The State of Tennessee's disenrollment of approximately 7,000 members in the quarter ending December 1996 was the primary reason for the decrease. This action was taken by the State based upon the return of undeliverable questionnaires mailed to members, which the State requested for continued participation. OmniCare-TN has contested the validity of this method of determining the continued eligibility of the Medicaid recipients and has contacted approximately 3,000 of these disenrolled members to request that they contact the State to regain their eligibility, retroactive from the date of disenrollment. The outcome of this effort is pending.

     Medical premiums for UltraMedix increased $8.1 million (140%), from $5.8 million in 1996 to $13.9 million in 1997. The net increase is due to 12 months of activity in 1997 compared to 5 months in 1996. UltraMedix's enrollment at June 30, 1997 was approximately 18,100, an increase of 7,000 (63%) from the June 30, 1996 enrollment of approximately 11,100 members. UltraMedix has made significant enrollment gains in the commercial market since approval of its HMO license in October 1995. The increase in the commercial market was due in part to the State of Florida's unsuccessful initiative to mandate the enrollment of Medicaid eligibles into managed care. UltraMedix was selected to participate in this program and the contract award would have capped UltraMedix's Medicaid enrollment, including existing members, at approximately 48,000 during the contract period. Because of legal challenges from unsuccessful bidders to the State's request for proposal, the initiative has been halted indefinitely.

To minimize the uncertainty related to rate reductions contemplated by the initiative, UltraMedix has retargeted its marketing efforts to expand its commercial business. This has contributed to the change in UltraMedix's enrollment mix from 98%:2% (Medicaid-to-commercial) as of June 1996, to 53%:47% as of June 1997. As of September 1997, the mix was 46%:54%.

     The average per member per month ("PMPM") premium rate in 1997 for OmniCare-TN was $110 and for UltraMedix $98. BASED ON CURRENT TRENDS AND HISTORICAL CONTRACT ADJUSTMENTS BY THE RESPECTIVE STATE AGENCIES, MANAGEMENT EXPECTS A 3% TO 4% RATE INCREASE FOR THE EXISTING OMNICARE-TN MEDICAID MEMBERS AND 7% TO 11% INCREASE IN THE ULTRAMEDIX MEDICAID RATES. MANAGEMENT EXPECTS THAT THE ULTRAMEDIX PMPM ALSO WILL BE AFFECTED BY THE CHANGE IN THE MEMBERSHIP MIX, REFLECTING HIGHER COMMERCIAL RATES.

     Management fees were $40.0 million in 1997, a decrease of $15.9 million (28%) from fees of $55.9 million in fiscal 1996. $8.5 million of the decrease was due to the purchase of majority ownership interests in UltraMedix and OmniCare-TN in January 1996, resulting in the consolidation of these entities, including the elimination of inter-company management fees. $8.7 million of the decrease was due to an agreement reached in June 1996 between the Company and OmniCare-TN, pursuant to which OmniCare-TN agreed to reimburse the Company approximately $8.7 million for start-up costs and other expenses incurred for the period January 1994 through September 1995.

     Operating revenues of OmniCare-MI decreased in 1997 due primarily to a net decrease in enrollment rates of approximately 2%, which resulted in decreased management fees to the Company of approximately $1.4 million. These decreases were offset by a $2.0 million increase in management fees from PPC, attributable primarily to increased PPC enrollment of approximately 52%, offset by a decrease in premium rates of approximately 15% and 11 months of management fees in 1997 compared to 12 months in 1996.

     The Company's management agreement with PPC was terminated pursuant to binding arbitration, effective May 31, 1997, based in part on a dispute between the parties with respect to the payment of non-emergent transportation costs for enrollees as a marketing expense to be incurred under the management agreement.

     OmniCare-MI was notified in May 1997 that it had been selected to participate in the State of Michigan's initiative to mandate Medicaid enrollment into managed care organizations. Similar to the initiative in Florida, the State's initiative was legally challenged by unsuccessful bidders responding to the State's request for proposal. Because of these legal challenges, the State did not assign the Medicaid eligibles to plans that were awarded contracts in the bid process, but did, however, institute the rate reduction component of this new program effective July 1997. With the indefinite delay in the assignment of approximately 90,000 eligible recipients and the implementation of the rate reductions of 10% to 15%, the operating revenues of OmniCare-MI and the resulting management fees to the Company are likely to be affected in 1998. There can be no assurances that OmniCare-MI can control health care costs at the rate of the premium reductions.

     Total expenses before income taxes from continuing operations totaled $119.0 million in 1997, compared to $95.8 million in 1996, an increase of $23.2 million or 24%.

     Of the total medical service expenses of $57.8 million in 1997, $45.4 million relates to OmniCare-TN and $12.4 million to UltraMedix, an increase of $27.9 million (93%) over medical service expenses of $29.9 million in 1996. The percentage of medical service expenses to medical premium revenues, or the medical loss ratio ("MLR"), was 80% for OmniCare-TN and 88% for UltraMedix in 1997. The OmniCare-TN MLR for 1997 was positively affected by the State of Tennessee's $2.4 million settlement to adjust the amount of claims saving paid and/or accrued to the State of Tennessee prior to the Plan obtaining its TennCare HMO license and the recognition of duplicate claims paid to providers.

     EXCLUDING THESE NON-RECURRING ADJUSTMENTS, MANAGEMENT BELIEVES THAT THE MLR FOR OMNICARE-TN COULD INCREASE 3% TO 6% OVER THE NEXT SEVERAL QUARTERS. This increase could be offset by an anticipated enrollment increase as a result of the Plan obtaining its commercial HMO license and expanding its service area. The Company also recently implemented a claims scanning system at OmniCare-TN. Management believes this new capability will greatly enhance the Plan's ability to improve operating efficiencies related to claims processing.

     MANAGEMENT ALSO EXPECTS A 4% TO 7% DECREASE IN THE MLR FOR ULTRAMEDIX AS A RESULT OF AN EXPECTED INCREASE IN THE COMMERCIAL MEMBERSHIP BASE, RENEGOTIATION OF PROVIDER CONTRACTS, NEW SYSTEMS IMPLEMENTATION AND OTHER CORRECTIVE ACTIONS TO IMPROVE UTILIZATION AND CASE MANAGEMENT PRACTICES. Some of these actions will also be instituted at OmniCare-TN.

     Marketing, general and administrative expenses ("MG&A") increased $2.7 million (5%), from $50.1 million in 1996 to $52.8 million in 1997, due to the following: (i) MG&A for the Company's operation of PPC increased $1.0 million, but PPC-related MG&A as a percentage of management fee revenues decreased 9% from 95% in 1996 to 86% in 1997, due primarily to the mandated Medicaid initiative that increased enrollment without a corresponding marketing effort;
(ii) MG&A for corporate headquarters, including the cost to operate OmniCare-MI, increased $1.9 million, and MG&A as a percentage of management fee revenues increased 9%, from 93% in 1996 to 102% in 1997, due to several factors, including: a) a $1.4 million decrease in management fees from OmniCare-MI; b) an average 5% salary rate increase, and c) a $.3 million adjustment to increase rent expense in 1997 calculated as the difference between the lease obligations of the Company and the estimated rental income from sub-tenants for the remaining life of the Company's lease in Pennsylvania; and (iii) a net decrease of approximately $200,000 related to the Company's Florida and Tennessee operations.

     Equity in net losses of unconsolidated affiliates decreased approximately $.7 million, from $.7 million in 1996 to zero in 1997, due to the Company's acquisition of a majority interest in OmniCare-TN and UltraMedix in January 1996.

     Depreciation and amortization in 1997 was $4.1 million, compared to $3.4 million in 1996, an increase of $.7 million (21%). The increase was due primarily to the amortization of goodwill related to acquisitions and computer software.

     Interest expense increased approximately $.3 million (27%), from $1.1 million in 1996 to $1.4 million in 1997, due to increased borrowings against the line of credit.

     Of the bad debt expense of $1.8 million in 1997, $1.1 million relates to a valuation reserve established to estimate the net recovery of $1.2 million in refundable advances made by OmniCare-TN to a third party administrator. The third party administrator has denied the obligation and, as a result, the Company is pursuing legal action to collect the receivable. The balance of the 1997 bad debt expense is due to an additional write-down of approximately $.7 million recorded to reduce the Company's $4.0 million investment in HealthScope. Prior year reserves totaled $1.1 million. As the investment was capital in nature, no tax credits have been taken against the cumulative reserve of $1.8 million. MANAGEMENT BELIEVES THAT THE CONTINUED OPERATIONAL IMPROVEMENTS MADE BY THE NEW MANAGEMENT OF HEALTHSCOPE, THE REDUCTION OF MONTHLY OPERATING COST, CLIENT GROWTH AND THE ANNOUNCED ROLLOUT OF THE STATE OF NEW YORK'S MANDATORY MEDICAID INITIATIVE IN EARLY 1998, ARE ALL CRITICAL FACTORS IN DETERMINING THE ULTIMATE RECOVERABILITY OF THIS INVESTMENT.

     The contract settlement expense recorded in December 1995 of $9.7 million represented a one-time adjustment to management fee revenues and its effect on other related accounts based on the provisions of the revised management agreement between UA-TN and OmniCare-TN, as approved by the State of Tennessee in November 1995, retroactive to January 1994. Despite the fact that OmniCare-TN agreed to reimburse the Company approximately $8.7 million in June 1996 for the start-up and other costs incurred by the Company between January 1994 and September 1995, the transaction was not sufficiently documented to allow recognition of the same on the Company's financial statements in December 1995.

     The estimated Company expense related to the pending shareholder class action lawsuit settlement, net of insurance coverage, is $1.15 million. The pending settlement is subject to federal court approval. See also - "Legal Proceedings".

     As a result of the foregoing, the Company recognized losses from continuing operations before income taxes of $6.5 million in 1997, compared to losses from continuing operations before income taxes of $3.4 million in 1996, a $3.1 million change. The federal statutory tax rate for continuing operations for 1997 and 1996 was approximately 34%. Goodwill amortization related to equity investments, equity losses from unconsolidated affliates and losses related to capital investments not deductible for tax purposes resulted in an effective tax rate of approximately 19% in 1997. These differences resulted in a tax expense on the 1996 losses. Net losses from continuing operations in 1997 were $5.3 million, compared to net losses from continuing operations of $3.7 million in 1996, a change of $1.6 million.

     Earnings from discontinued operations, net of income taxes, was $1.8 million in 1997, compared to $.9 million in 1996, an increase of $.9 million. This change is due primarily to a contract entered in June 1996 with the State of Maryland's workers' compensation insurance fund.

     YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

     Total revenues from continuing operations increased $32.6 million (55%), from $59.8 million in 1995 to $92.4 million in 1996.

     Medical premium revenues were $34.5 million in 1996, of which $28.7 million related to OmniCare-TN and $5.8 million to UltraMedix. The average 1996 PMPM for OmniCare-TN was $105 and for UltraMedix $98.

     Management fees decreased $2.0 million (3%) to $55.9 million in 1996 from $57.9 million in 1995. The change was attributable to a decrease in management fees from the owned Managed Plans of $3.5 million, from $20.7 million in 1995 to $17.2 million in 1996, offset by an increase from the operated Managed Plans of $1.5 million, from $37.2 million in 1995 to $38.7 million in 1996. Of the $3.5 million decrease in management fees from the owned Managed Plans, $1.8 million and $1.7 million were from UltraMedix and OmniCare-TN, respectively. The approximate $1.8 million decrease in management fees from UltraMedix was due to increased cost reimbursement of $1.0 million, offset by the elimination of management fees due, to post-acquisition consolidation of $2.8 million.

     The decrease in management fees from OmniCare-TN of approximately $1.7 million (12%) was due to: (i) a 29% decrease in enrollment from approximately 62,800 members at June 30, 1995 to approximately 48,200 members at June 30, 1996 as a result of the Bureau of TennCare's decisions to terminate coverage for Working Uninsured who were delinquent in the payment of premiums to the State under the TennCare program and to terminate approximately 3,400 members in April 1996 from whom questionnaires sent by TennCare were returned undeliverable. The net effect of these enrollment adjustments was a decrease in management fees of $4.6 million; (ii) the change in the net management fee percentage charged to the Plan decreased the management fees due to the Company by approximately $4.3 million, and (iii) a $3.4 million decrease in management fee due to post-acquisition consolidation; offset by (a) an approximate $1.9 million increase in management fees due to TennCare's increase in premium rates, and (b) the Plan's decision to reimburse the Company approximately $8.7 million in June 1996 for the start-up and other costs incurred by the Company between January 1994 and September 1995.

     Of the $1.5 million increase in management fees from the operated Managed Plans, increased operating revenues of PPC due to increased enrollment of approximately 26% resulted in increased management fees of approximately $1.8 million, offset by a net decrease in management fees from OmniCare-MI of approximately $.3 million. The Company's management agreement with PPC was terminated effective May 31, 1997.

     Total expenses before income taxes from continuing operations totaled $95.8 million in 1996, compared to $49.0 million in 1995, an increase of $46.8 million or 96%.

     Of the total medical service expenses of $29.9 million in 1996, $24.6 million relates to

OmniCare-TN and $5.3 million to UltraMedix. The MLR was 86% for OmniCare-TN and 93% for UltraMedix.

     MG&A increased $6.4 million (15%), from $43.7 million in 1995 to $50.1 million in 1996, due to the following: (i) MG&A for the Company's operation of PPC increased $1.6 million, but PPC - related MG&A as a percentage of management fee revenues remained constant at 95% for 1996 and 1995, due primarily to the mandated Medicaid initiative that increased enrollment without the corresponding marketing effort; (ii) MG&A for corporate headquarters, including the cost to operate OmniCare-MI, increased $4.8 million, and MG&A as a percentage of management fee revenues increased 21%, from 77% in 1995 to 93% in 1996, due to several factors, including: a) increased payroll and promotional efforts to expand the provider network, product development and preparation for NCQA accreditation reviews, and b) an approximately $.5 million increase related to the Company's development costs in Pennsylvania, Louisiana, Georgia and Illinois, and (iii) a net decrease of approximately $.1 million related to the Company's Florida and Tennessee operations.

     Equity in net losses of unconsolidated affiliates decreased $2.1 million, from $2.8 million in 1995 to $.7 million in 1996, due to the Company's recognition of its share of the losses as a shareholder of OmniCare-TN (50%) and UltraMedix (30.4%) through January 1996, at which time the Company acquired a majority interest in these Plans.

     Depreciation and amortization in 1996 was $3.4 million, compared to $1.9 million in 1995, an increase of $1.5 million (79%). The increase was due primarily to the amortization of goodwill related to acquisitions and computer software.

     The approximate $.6 million (120%) increase in interest expense, from approximately $.5 million in 1995 to $1.1 million in 1996, was due to increased borrowings against the line of credit.

     Bad debt expense of $1.0 million in 1996 relates to a valuation reserve established to estimate the net recoverability of the Company's $4.0 million investment in HealthScope. Bad debt expense of approximately $.1 million related to this investment was also established in 1995.

     The contract settlement expense recorded in December 1995 of $9.7 million represented a one-time adjustment to management fee revenues, and its effect on other related accounts, based on the provisions of the revised management agreement between UA-TN and OmniCare-TN, as approved by the State of Tennessee in November 1995, retroactive to January 1994. The effect on management fee revenues for the period January 1, 1994 to September 30, 1995, as adjusted in December 1995, represents a reduction in management fees of approximately $11.7 million, offset by a decrease in goodwill of approximately $.6 million related to the Company's 50% equity ownership in OmniCare-TN at the time. Additionally, the contract settlement charge was reduced by the $1.4 million reversal of the valuation allowance established in June 1995, representing a charge to adjust the carrying value of the Company's investments, advances and notes receivable from and related to OmniCare-TN to their estimated fair values as of June 30, 1995.

     As a result of the foregoing, the Company recognized losses from continuing operations before income taxes of $3.4 million in 1996, compared to earnings from continuing operations before income taxes of $10.8 million in 1995, a $14.2 million change. The federal statutory tax rate for continuing operations for 1996 and 1995 was approximately 34% and 35%, respectively. Goodwill amortization related to equity investments, equity losses from unconsolidated affliates and losses related to capital investments not deductible for tax purposes resulted in an effective tax rate of zero in 1996 and approximately 42% in 1995. Net losses from continuing operations in 1996 were $3.7 million, compared to net earnings from continuing operations of $6.2 million in 1995, a change of $9.9 million.

     Earnings from discontinued operations, net of income taxes, was approximately $.9 million in 1996, compared to approximately $.4 million in 1995, an increase of $.5 million. This change is due primarily to the number of new contracts entered into during the year.

     YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

     Total revenues from continuing operations increased $21.4 million (56%), from $38.4 million in 1994 to $59.8 million in 1995.

     Management fees were $57.9 million in 1995, an increase of $20.6 million (55%) over fees of $37.3 million in 1994, due in part to: (i) increased operating revenues of OmniCare-MI, due primarily to increased enrollment and premium rates of 8% and 4%, respectively, that resulted in increased management fees of approximately $2.8 million; (ii) increased operating revenues of PPC, due primarily to increased enrollment offset by a decrease in premium rates of 22% and 2%, respectively, that resulted in increased management fees of approximately $1.2 million; (iii) a net decrease in management fees of approximately $.1 million, due to OmniCare-MI's recognition of retroactive rate adjustments in 1994, and (iv) an increase in management fees of $1.2 million, from approximately $.7 million in 1994 to $1.9 million in 1995, related to the Company's administration of OmniCare-MI's COB program.

     The Company's management of UltraMedix also contributed to the increase in management fees. Under the UltraMedix management agreement, which became effective February 1, 1994, the Company was reimbursed the administrative cost to manage the Plan, plus a percentage of the Plan's income before income taxes and extraordinary expenses. Effective February 1995, the management agreement was amended to provide the Company with reimbursement of the administrative cost to manage the Plan, plus 3/4 of 1% of the Plan's gross revenues. In 1995, the Company recognized $5.0 million in management fees compared to $1.3 million in 1994, an increase of $3.7 million.

     The Company's management of OmniCare-TN also contributed to the increase in management fees. Management fees in 1995 were $15.6 million, an increase of $11.8 million over fees of $3.8 million in 1994. The OmniCare-TN management agreement with UA-TN was effective for five months in 1994, compared to 12 months in 1995. In November 1994, the TennCare Bureau notified the Company that management fees charged under the original management agreement, effective February 1, 1994, exceeded the guidelines of the TennCare contract. In April 1995, the Company submitted a revised management agreement to the TennCare Bureau. In June 1995, the State notified the Company of its rejection of the revised agreement. The Company submitted a second revised management agreement that was approved by the State in November 1995, retroactive to January 1994.

     The Company proposed to the Board of Directors of OmniCare-TN that a second Promissory Note payable solely from future non-TennCare related revenues to UA-TN be issued for the amount of any accrued management fees not otherwise payable under the second revised management agreement, or from interest earnings and OmniCare-TN's share of savings not required to be returned to the State of Tennessee under TennCare regulations. On October 5, 1995, the Board of Directors of OmniCare-TN approved such additional Promissory Note up to an aggregate principal amount of $6.0 million, to be repaid solely from future non-TennCare related revenues.

     Interest and other income in 1995 were $1.9 million, an increase of approximately $.7 million (58%) over income of $1.2 million in 1994. Approximately $.3 million (43%) of the increase was due to interest income on notes due from OmniCare-TN and UltraMedix.

     Total expenses before income taxes from continuing operations totaled $49.0 million in 1995, compared to $28.7 million in 1994, an increase of $20.3 million or 71%.

     MG&A increased $16.2 million (59%), from $27.5 million in 1994 to $43.7 million in 1995, and represented approximately 74% and 75% as a percentage of management fees in 1994 and 1995, respectively. The Company's activities in Tennessee and Florida represented approximately $10.7 million of the increase, due primarily to 12 months of operations in 1995 compared to approximately 5 months in 1994. Included in the MG&A increase for Tennessee and Florida was $.5 million representing a charge to earnings in connection with an estimate of the effect of potential OmniCare-TN enrollment adjustments and $1.8 million representing a charge to adjust the carrying value of the Company's investments, advances and notes receivable from related parties to their estimated fair value at June 30, 1995.

     The MG&A increase related to operations of the Corporate headquarters and PPC was $4.0 million and $1.5 million, respectively. Included in the Corporate headquarters increase was $1.3 million related to the Company's development costs in Pennsylvania and Louisiana.

     Equity in net losses of unconsolidated affiliates of $2.8 million in 1995 was due to the Company's recognition of its share of the losses as a shareholder of OmniCare-TN (50%) and UltraMedix (30.4%) of $2.6 million and approximately $.2 million, respectively. Net equity losses in 1994 were approximately $.1 million and related to the Company's investment in UltraMedix. The effective dates of the Company's investments in UltraMedix and OmniCare-TN were March 1994 and July 1994, respectively. In January 1996, the Company acquired a majority interest in these entities.

     The $1.1 million (138%) increase in depreciation and amortization, from approximately

$.8 million in 1994 to $1.9 million in 1995, was due to depreciation taken on furniture and equipment acquired over the past 24 months and the amortization of goodwill related to investments in affiliates.

     The approximate $.2 million (67%) increase in interest expense, from approximately $.3 million in 1994 to approximately $.5 million in 1995, was due primarily to interest costs on the term loan agreement entered into in August 1993, and increased borrowings against the line of credit.

     Bad debt expense of approximately $.1 million in 1995 represents a valuation reserve on the Company's investment in HealthScope.

     As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $10.8 million in 1995, compared to earnings from continuing operations before income taxes of $9.8 million in 1994, a $1.0 million change. The federal statutory tax rate for continuing operations for 1995 and 1994 was approximately 35%. Goodwill amortization related to equity investments and equity losses from unconsolidated affliates not deductible for tax purposes resulted in an effective tax rate of 42% in 1995 and 34% in 1994. Net earnings from continuing operations in 1995 were $6.2 million, compared to net earnings from continuing operations of $6.5 million in 1994, a change of $.3 million.

     Earnings from discontinued operations, net of income taxes, was approximately $.4 million in 1995, compared to approximately $.9 million in 1994, a change of $.5 million.

RECENTLY ENACTED PRONOUNCEMENTS

     Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share, which (1) replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; (2) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of operations regardless of whether basic and diluted EPS are the same; and (3) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion
15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented. The Company does not expect the effects of applying SFAS 128 to be significant.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), is effective for fiscal years beginning after December 15, 1995.

Management has elected to follow the provisions of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123. The adoption of SFAS 123 has not had a material effect on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had (i) cash and cash equivalents and short-term marketable securities of $17.4 million, compared to $30.9 million at June 30, 1996, (ii) working capital of negative $13.0 million, compared to $6.9 million at June 30, 1996, and (iii) a current assets-to-current-liabilities ratio of .67-to-1 and 1.2-to-1 at June 30, 1997 and June 30, 1996, respectively. The principal sources of funds for the Company during the 12 months ended
June 30, 1997 were long-term borrowings of $5.1 million, proceeds from the sale of furniture and equipment of approximately $.4 million, investments and advances to affiliates of approximately $.1 million, offset by $9.8 million used in net operating activities, net purchase of marketable securities of $.4 million, furniture and equipment additions of $3.3 million, investing cash used in discontinued operations of $3.2 million, $2.9 million to repay long-term debt and repurchase of common stock of approximately $.1 million.

     In November 1995, the Company entered into an agreement with a bank amending an earlier loan agreement that increased the line of credit facility and converted prior borrowings of $6.1 million under a line of credit to a term loan. Based on the revised agreement, the Company has a $20 million unsecured line-of-credit commitment that expires in February 1998, and bears interest at prime, or 1% over the one, two, three or six-month LIBOR rate. The Company's outstanding line of credit borrowings at June 30, 1997 were $19.4 million. The $6.1 million term loan bears interest at prime, or 1.25% over the one, two, three or six-month LIBOR rate. The monthly principal payable is approximately $126,000, with the loan due in November 1999. The outstanding balance at June 30, 1997 is $3.5 million.

     In August 1993, the Company entered into a $7.0 million bank term loan agreement. The term loan bears interest at prime, or 1.5% over one, three, or six-month LIBOR rate, not to exceed a total rate of 5% per annum. The monthly principal payable is approximately $117,000, with the loan due in August 1998. Covenants of the term loan agreement provide for certain net worth and financial ratio requirements. At June 30, 1997, the Company was in violation of a covenant that set a floor on a debt service coverage ratio. The Company obtained a waiver for this provision from the lending institution. The loan is collateralized by all of the assets of the Company. The Company's outstanding borrowings at June 30, 1997 were approximately $1.0 million.

     In previous fiscal years, the Company provided a $1 million letter of credit on behalf of

OmniCare-LA and a $1.0 million capital contribution to OmniCare-LA, and a $2.1 million capital contribution to PhilCare, in satisfaction of applicable statutory requirements. In addition, the Company funded $4.1 million on behalf of OmniCare of Georgia, Inc. in satisfaction of applicable reserve and net worth requirements. The foregoing funds were provided by the Company from the line of credit arrangement. In October 1996, the Company withdrew its HMO licensure application from Georgia, along with the $4.1 million used to fund the statutory reserve requirements. The Company anticipates additional funding requirements for its initiatives in Louisiana and Pennsylvania to approximate an aggregate amount of $7 million, and to be applied toward the establishment of statutory reserves and payment of operational costs. There can be no assurance that the Company will fund these requirements. The source for these funding requirements is anticipated from third party investors and borrowings.

     The Company anticipates that additional cash flow and working capital may be necessitated by business expansion needs (including potential acquisitions) and new marketing program requirements. The Company has submitted and expects to continue to submit proposals to governmental, quasi-governmental and private entities to provide managed care services. Management believes that as it continues to pursue other contractual relationships, the Company's cash reserves, marketable securities, future cash flows from operations and proceeds from borrowings and the sale of CHF will be sufficient to enable the Company to continue to develop its operations, support its anticipated business expansion and satisfy its working capital needs for the foreseeable future.
The proposed sale of CHF for $30 million in cash is expected to reduce debt by approximately $16 million and to provide adequate cash for other Company pursuits.

RECENT INITIATIVES

     In May 1997, the Company responded to a request for proposals from a North Carolina-based organization (the "NCO") to provide HMO management services.
The NCO conducted a site visit during July 1997. The Company is one of two finalists for a management and development contract. It is anticipated that final negotiations will be completed by the NCO with the final decision to be made during the third quarter of fiscal 1998.

EFFECTS OF INFLATION

     Management believes that the Company's cost controls, risk management programs and related procedures will allow the Company to substantially mitigate the effects of any inflation.


ITEM 8. FINANCIAL STATEMENTS

     The consolidated financial statements, notes and the report of the independent certified public accountants thereon are presented beginning at page F-1 of this Form 10-K and are hereby incorporated by reference into this
Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Identification of Directors and Executive Officers. Information concerning the directors and executive officers of the Company set forth below is as of September 19, 1997:




           NAME              AGE                     POSITION HELD
           ----              ---                     -------------
Julius V. Combs, M.D.        66   Chairman and Chief Executive Officer
Ronald R. Dobbins            62   President and Chief Operating Officer
Anita C. R. Gorham           56   Secretary
Osbie Howard                 54   Senior Vice President, UA-Tennessee
Louis J. Nicholas            58   Senior Vice President, Chief Executive Officer, CHF
Jagannathan Vanaharam        56   Senior Vice President, Finance and Treasurer
John S. Zaleskie             55   Senior Vice President, UA-Florida
Gail Pabarue Bennett         41   Vice President, Legal Affairs
Danny H. McNeal              36   Vice President, Planning and Development
Francisco Ramos              40   Vice President, Management Information Systems
William C. Sharp, M.D.       47   Vice President, Medical Services
William C. Brooks            67   Director
Vivian L. Carpenter, Ph.D.   44   Director (1)
William B. Fitzgerald, Esq.  55   Director
Harcourt G. Harris, M.D.     69   Director
Ronald M. Horwitz, Ph.D.     59   Director (1)
Emmett S. Moten, Jr.         53   Director (1)

      (1) As required by Michigan law, directors Carpenter, Horwitz and Moten, have been designated "independent directors" by the Board.

     There are no family relationships among executive officers or other significant employees. None of the executive officers, except as described below, is a party to or otherwise involved in any legal proceedings adverse to the Company or its subsidiaries. Dr. Combs, Mr. Dobbins and Mr. Vanaharam were named as defendants in the shareholder class action lawsuit recently settled by the Company. See also "Legal Proceedings." The following information indicates the business experience of each officer and director during the prior five years:

     Julius V. Combs, M.D. has been the Company's Chairman of the Board and Chief Executive Officer, as well as a director of the Company since its inception. His current term as a director expires at the Annual Meeting of Shareholders to be held in 1999. He is Chairman of the Board's Executive Committee and is a member of the Board's Compensation and Finance, Investment and Planning Committees. Dr. Combs is also a director and Chairman of UltraMedix, Chairman Emeritus of the Board of Trustees of OmniCare-MI, and President and director of OmniCare-TN. Dr. Combs was in private medical practice from 1964 to 1995.

     Ronald R. Dobbins has been President and Chief Operating Officer, as well as a director of the Company since its inception. His current term expires at the Annual Meeting of Shareholders to be held in 1999. Mr. Dobbins is Chairman of the Board's Finance, Investment and Planning Committee and a member of the Board's Executive and Compensation Committees. Mr. Dobbins is also President of OmniCare-MI, as well as a member of its Board of Trustees. He is also a director of UltraMedix and OmniCare-TN. He is a member of the Board of Directors of Michigan National Bank/Michigan National Corporation, Golden State Mutual Life Insurance Company and a member of the governing board of the American Association of Health Plans.

     Anita C. R. Gorham has been the Secretary and a director of the Company since 1984. Her current term expires at the Annual Meeting of Shareholders to be held in 1998. She is Chairwoman of the Board's Compensation Committee and a member of its Executive and Nominating Committees. Ms. Gorham is also a member of the Board of Trustees of OmniCare-MI. Ms. Gorham has been employed by Central Michigan University, Troy, Michigan, since 1987. She has served as Academic Advisor and Regional Manager for Academic Services. She is currently Associate Director for Professional Development and a faculty member. Ms. Gorham is also a faculty member at Detroit College of Business.

     Osbie Howard joined OmniCare-TN in June 1995 as Executive Director of OmniCare-TN and, in November 1995, was appointed Senior Vice President of the Company. Mr. Howard previously served as Treasurer of the City of Memphis, a position he had held since January 1992. From June 1979 to April 1988, Mr. Howard was executive vice president of the Tennessee Valley Center for Minority Economic Development and from April 1988 to January 1992, he was an officer with a real estate development, property management and financial services concern.

     Louis J. Nicholas joined the Company in May 1993 as a Senior Vice President and director following the Company's acquisition of CHF-HPM Limited Partnership. His current term expires at the Annual Meeting of Shareholders to be held in 1997. He is a member of the Board's Compensation Committee. Mr. Nicholas is also the Chairman, President and Chief Executive Officer and a director of CHF. He was formerly the sole shareholder of CHF, Inc., the general partner of CHF-HPM Limited Partnership. Mr. Nicholas founded CHF, Inc. in 1988.

     Jagannathan Vanaharam became Senior Vice President of Finance in 1991 and Treasurer in 1990. From 1985 to 1990, Mr. Vanaharam was the Vice President of Finance. From 1976 to 1985, Mr. Vanaharam served in various accounting capacities with OmniCare-MI and is currently a director and treasurer of OmniCare-TN and UltraMedix.

     John S. Zaleskie joined the Company in September 1995 as Executive Director/CEO of UltraMedix. In November 1995, Mr. Zaleskie was appointed Senior Vice President of the Company. From March 1993 to February 1994, Mr. Zaleskie previously served UltraMedix as Vice President of Corporate Administration, Personnel and Management Information Systems before joining Information Network Corporation, a provider of administrative and claims systems support for managed care organizations, as director of sales and marketing. Prior to this, Mr. Zaleskie served in a variety of marketing and management positions with IBM Corporation over a 33-year period. Mr. Zaleskie is also a member of the Board of Directors of UltraMedix.

     Gail Pabarue Bennett was appointed Vice President of Legal Affairs in August 1997. Prior to joining the Company, Ms. Bennett was a partner at Bodman, Longley & Dahling, LLP, a law firm based in Detroit, Michigan from 1993
to 1997.   From 1991 to 1993 Ms. Bennett was a partner at Kitch, Drutchas,
Wagner & Kenny, P.C.. Ms. Bennett serves on the Board of Directors of the Michigan Society of Health Care Attorneys, and has been a member of the State Bar of Michigan since 1985.

     Danny H. McNeal was appointed Vice President of Planning and Development in August 1997. He was Assistant Vice President of Planning and Development from July 1994 to August 1997, and Director of New Business Development and Research and Development Analyst from 1992 to 1994. Mr. McNeal had been Business Controller for Corning Incorporated prior to joining the Company. Mr. McNeal is a CPA and an Administrative Services Manager.

     Francisco Ramos joined the Company in 1992 as Chief Information Officer and became Vice President of Management Information Services in 1994. He was formerly employed by Information Associates, a subsidiary of Dun & Bradstreet Software, after 10 years with Young and Rubicam. Mr. Ramos has served in various management capacities of corporate technology and possesses over 17 years of information systems experience.

     William C. Sharp, M.D. joined the Company in May 1993 as Vice President of Medical Services. From 1990 to 1993 he was the Medical Director for the Company's CountyCare and TPA/PPO programs on a consulting basis. Dr. Sharp has also been involved in the private practice of medicine for 19 years, specializing in internal medicine. He is also an Assistant Professor at Wayne State University Medical School, Department of Internal Medicine. Dr. Sharp is also a Fellow of the American College of Physicians and of the American College of Medical Quality.

     William C. Brooks was appointed to the Board of Directors in September 1997. His current term expires at the Annual Meeting of Shareholders to be held in 1998. He is a member of the Board's Finance, Investment and Planning Committee. Mr. Brooks retired in 1997 from General Motors Corporation, Detroit, Michigan, as Vice President, Corporate Affairs, after serving in various executive positions beginning in 1973. He is a member of the Board of Directors of the Louisiana-Pacific, DTE Energy Company and Detroit Edison Company and Chairman of Entech Human Resources Consulting Services, Inc.

     Vivian L. Carpenter, Ph.D. was appointed to the Board of Directors in April 1997. Her current term expires at the Annual Meeting of Shareholders to be held in 1998. She is a member of the Board's Audit, Executive and Nominating Committees. Dr. Carpenter is Assistant Dean and Associate Professor of Accounting at Florida A & M University's School of Business and Industry, Tallahassee, Florida, where she has served in that capacity since June 1995. Prior to that, Dr. Carpenter served as Associate Professor and Director of Academic Programs at Florida A & M from August 1992.

     William B. Fitzgerald, Esq. was appointed to the Board of Directors in April 1997. His current term expires at the Annual Meeting of Shareholders to be held in 1997. He is a member of the Board's Finance, Investment and Planning Committee. From 1989 to the present, Mr. Fitzgerald has been a principal of Fund Administration Services in Grosse Pointe Farms, Michigan, providing management and consulting services to self-funded insurance programs. Since 1990, he has also been an attorney at the law firm of Timmis and Inman in Detroit, Michigan. Mr. Fitzgerald is also on the Board of Trustees of OmniCare-MI.

     Harcourt G. Harris, M.D. has been a director of the Company since 1985. His current term expires at the Annual Meeting of Shareholders to be held in 1998. He is the Chairman of the Board's Nominating Committee and a member of the Board's Executive Committee. He is also Chairman of the Board of Trustees of OmniCare-MI. Dr. Harris, now retired, was involved in the private practice of medicine for 30 years, specializing in internal medicine.

     Ronald M. Horwitz, Ph.D. was appointed to the Board of Directors in April 1997. His current term expires at the Annual Meeting of Shareholders to be held in 1998. He is a member of the Board's Audit and Finance, Investment and Planning Committees. Dr. Horwitz is a Professor of Finance at Oakland University School of Business Administration, in Rochester, Michigan, where he has served in that capacity since 1991. From 1979 to 1990, Dr. Horwitz was the Dean of the School of Business Administration at Oakland University. Dr. Horwitz is also the Principal of Ronald M. Horwitz and Assoc., Financial Consultants, and a director of Providence Hospital and Medical Centers.

     Emmett S. Moten, Jr. has been a director of the Company since 1988. His current term expires at the Annual Meeting of Shareholders to be held in 1997. He is the Chairman of the Board's Audit Committee and a member of the Board's Compensation and Finance, Investment and Planning Committees. Since October 1996, Mr. Moten has been the President of Moten Associates, a real estate development and consulting company. From July 1988 to October 1996, he was Vice President of Development for Little Caesar Enterprises, Inc., a national fast food franchise concern. Prior to assuming that position, Mr. Moten was Director of the Community & Economic Development Department for the City of Detroit for nearly 10 years.

     The following officers and directors failed to file Form 3 or Form 4 with the Securities and Exchange Commission for the periods indicated: Dr. Julius V. Combs (October 1996 and May 1997), Ronald R. Dobbins (January 1997), William B. Fitzgerald (April 1997) and Emmett S. Moten, Jr. (October 1996). All of the foregoing directors subsequently filed the appropriate form with the SEC for the periods indicated.

ITEM 11. EXECUTIVE COMPENSATION

     Each of the Directors of the Company receives $250 for each Board of Directors' and committee meeting attended. In addition, each director who is not also an employee of the Company receives an annual stipend of $15,000 as compensation for director services. Directors are also entitled to reimbursement for reasonable out-of-pocket expenses incurred when on Company business in their capacities as directors.

     The following Summary Compensation Table sets forth the annual salary, bonus and all other compensation awarded to the Company's Chief Executive Officer and its four most highly compensated executive officers whose respective salary and bonus exceeded $100,000.




                                                                                           LONG TERM COMPENSATION
                                                                                  ----------------------------------------
                                             ANNUAL COMPENSATION                              AWARDS              PAYOUTS
                               -------------------------------------------------------------------------------------------
                                                                  OTHER                                                  ALL
                                                                  ANNUAL                                                OTHER
                                                                  COMPEN         RESTRICTED                           COMPEN-
NAME AND PRINCIPAL                 SALARY       BONUS             -SATION         STOCK        OPTIONS    LTIP/        SATION
      POSITION           YEAR       ($)          ($)                ($)           AWARDS         /SARS    PAYOUTS      ($)(1)

JULIUS V. COMBS, M.D.    1997      327,957          --
Chairman of the Board,   1996      295,392     176,800               --              --        --        --           7,500
Chief Executive Officer  1995      292,712          --               --              --        --        --           7,500
and Director                                                         --              --        --        --           7,997

RONALD R. DOBBINS        1997      327,957          --
President, Chief         1996      295,392     163,200               --              --        --        --           7,500
Operating Officer        1995      292,712          --               --              --        --        --           7,500
and Director                                                         --              --        --        --           8,377

LOUIS J. NICHOLAS        1997      476,316          --
Senior Vice President,   1996      426,556          --
Chief Executive Officer, 1995      384,760          --               --              --        --        --           7,500
CHF and Director                                    --               --              --        --        --           7,500
                                                                     --              --        --        --           7,500

JAGANNATHAN              1997      197,134          --               --              --        --        --           7,500
VANAHARAM                1996      170,434
Senior Vice President,   1995      158,045          --               --              --        --        --           7,500
Finance and Treasurer                               --               --              --        --        --           7,233

WILLIAM C. SHARP, M.D.   1997      196,064          --               --              --        --        --           7,500
Vice President,          1996      178,651          --               --              --        --        --           7,500
Medical Services         1995      182,484                           --              --        --        --           4,375

      (1)  Represents the Company's annual contribution to the 401(K)
           Savings Plan.

STOCK OPTION PLANS

     The Company has adopted a stock option plan (the "Plan"), under which 331,250 common shares are presently reserved for issuance upon exercise of options granted under the Plan. No options have been granted under the Plan. Under the Plan, incentive stock options may be granted to employees, and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors (or a committee appointed by the Board) determines will contribute to the Company's success, at exercise prices equal to at least 100% of the fair market value of the common shares on the date of grant. In addition to administering the Plan, the Board (or the committee) determines the number of common shares subject to each option, the term of each non-incentive stock option, and the time or times when the non-incentive stock option becomes exercisable, though in no event may the option be exercisable prior to one year after the date of grant. Incentive stock options are granted for a term of five years, and are exercisable cumulatively at the rate of 25% per year commencing one year after the date of grant.

     The Company's Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions to the ESPP for 1997 were approximately $.2 million. 200,000 common shares were reserved for issuance. Pursuant to the ESPP, 42,415 shares were issued subsequent to year end for the period ended June 30, 1997.

401(K) SAVINGS PLAN

     The Company sponsors a retirement plan intended to be qualified under
Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees over age 21, other than non-resident aliens, are eligible to participate in the plan. Employees may contribute to the plan on a tax-deferred basis up to 15% of their total salary. Under the plan, the Company makes matching contributions on each employee's behalf up to a maximum of 5% of each employee's total salary. As of June 30, 1997, 227 employees had elected to participate in the plan. For the fiscal year ended June 30, 1997, the Company contributed approximately $.6 million to the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of September 19, 1997, concerning the beneficial ownership of Common Shares held by (i) each shareholder known by the Company to own more than 5% of the Common Shares, (ii) each director of the Company, (iii) each principal officer of the Company, and
(iv) all directors and officers as a group. Except as otherwise noted, each of the persons named below possesses sole voting and investment power with respect to all shares set forth opposite his or her name.


                                                              COMMON SHARES
                                                            BENEFICIALLY OWNED
                      NAME OF
                      BENEFICIAL OWNER                      NUMBER    PERCENT
                     -----------------                     ---------  -------
                     Julius V. Combs, M.D. (3)(5)(8)         434,143    6.6%
                     Ronald R. Dobbins (3)(5)                264,405     4.0
                     Louis J. Nicholas (3)(5)(7)             162,720     2.5
                     Harcourt G. Harris, M.D. (1)             30,907      *
                     William B. Fitzgerald (1)                33,346      *
                     Anita C. R. Gorham (3)                   23,436      *
                     Vivian L. Carpenter, Ph.D. (1)           10,000      *
                     Ronald M.  Horwitz, Ph.D. (1)               500      *
                     Jagannathan Vanaharam (2)               107,777     1.6
                     John S. Zaleskie (2)                      4,668      *
                     William C. Sharp, M.D. (2)                6,185      *
                     Osbie Howard (2)                          1,918      *
                     Danny H. McNeal (2)(9)                      462      *
                     Francisco Ramos (2 )(9)                     407      *
                     All directors and officers as a
                     group (17 persons)                    1,080,874    16.4
                     Richard M. Brown, M.D. (4)(6)           411,727     6.3

-------------
      * Percentage of common shares beneficially owned does not exceed 1% of the total common shares outstanding.

      (1)  Beneficial owner is a director of the Company.
      (2)  Beneficial owner is an officer of the Company.
      (3)  Beneficial owner is a director and an officer of the Company.
      (4)  Dr. Brown's address is 1200 Ardmoor, Birmingham, Michigan
           48010.
      (5)  The address for the listed person is 1155 Brewery Park
           Boulevard, Suite 200, Detroit, Michigan 48207.
      (6) Reflects all shares held of record in the name of a trust having as its Trustee the shareholder indicated.
      (7) 47,545 common shares are held of record in the name of CHF-HPM Limited Partnership, a Maryland limited partnership, of which Phase V, Inc., a Maryland corporation, is the General Partner.
           Louis J. Nicholas is the sole shareholder of Phase V, Inc. Mr. Nicholas disclaims beneficial ownership in such common shares for purposes of Section 16 under the Exchange Act. The remaining 112,643 shares are held by Mr. Nicholas directly.
      (8)  13,692 Common Shares are held in the name of a trust having
           Dr. Combs as its Trustee.
      (9) Not a reporting person for the purposes of Section 16 of the Securities Exchange Act of 1934.

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

     COMMON OFFICERS AND DIRECTORS. As indicated in the chart below, certain officers and directors of the Company are also members of the Board of Trustees/Directors and officers of OmniCare-MI, OmniCare-TN, and UltraMedix. Consequently, such individuals are likely to influence the operation of the Company and negotiations and arrangements between the Company and these entities, including the respective management agreements. Conflicts of interest may arise relating to matters that are presented to the Company's Board of Directors for consideration and with respect to which the Company and OmniCare-MI, OmniCare-TN and UltraMedix may have differing interests, including matters relating to the management agreements.


          NAME               UAHC      OMNICARE-MI  OMNICARE-TN  ULTRAMEDIX
------------------------  -----------  -----------  -----------  ----------
Julius V. Combs, M.D.     Chairman,    Chairman     President,   Chairman,
                          CEO,         Emeritus,    Director     Director
                          Director     Trustee
Ronald R. Dobbins         President,   President,   Director     Director
                          COO,         Trustee
                          Director
Harcourt G. Harris, M.D.  Director     Chairman,        --           --
                                       Trustee
Anita C.R. Gorham         Secretary,   Trustee          --           --
                          Director
Jagannathan Vanaharam     Senior Vice      --       Director,    Director,
                          President                 Treasurer    Treasurer

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

     COMMON OWNERSHIP. The Company has an ownership interest in certain of the Managed Plans, namely OmniCare-TN and UltraMedix. As of June 30, 1997, the Company owned a 75% interest in OmniCare-TN and a 51% interest in UltraMedix. In addition, the Company currently owns a 49% interest in PhilCare and a 100% interest in OmniCare-LA.

     AFFILIATIONS WITH PRIMARY CARE PROVIDER. Dr. Sharp, Vice President of Medical Services and an officer of the Company, is also affiliated with M.C. Physicians Association, P.C., a primary care provider contracting with OmniCare-MI.

     HEALTH INSURANCE BENEFITS FOR COMPANY EMPLOYEES. Health care benefits for some employees of the Company are provided through OmniCare-MI, UltraMedix and, formerly, PPC. For the fiscal year ended June 30, 1997, the Company paid premiums of approximately $1.6 million for such benefits.

     EMPLOYMENT AGREEMENTS. The Company entered into five year employment agreements with Dr. Combs, Chief Executive Officer, and Mr. Dobbins, President and Chief Operating Officer, expiring March 1996, subject to automatic renewal for successive one-year terms, unless terminated by the Company or the executive upon 90 days' notice prior to the end of the initial term or the renewal terms, as the case may be. Under their respective employment agreements, Dr. Combs and Mr. Dobbins currently receive an annual base salary of $327,957, plus an annual bonus to be based upon performance specifications and/or goals to be agreed upon by the Company and the executive, with the bonus payable to Dr. Combs for any year of employment to be not less than 30%, nor more than 60%, of his base salary for such year, and the bonus payable to Mr. Dobbins to be not less than 25%, nor more than 50%, of his base salary for such year. No bonus is payable to the executive for any year in which he is employed by the Company for fewer than six months and any bonus will be pro-rated to the extent the executive is employed less than the full year. Dr. Combs and Mr. Dobbins have waived any bonus for the fiscal year ended June 30, 1997.

     Under each employment agreement, the executive may, upon giving 30 days written notice, terminate the agreement in the event there is a change of control or ownership (as defined in the employment agreement) of the Company and the executive's powers and duties significantly change or the executive has good reason (as defined in the employment agreement) to terminate or, as a result of the change of control or ownership, the executive is unable to exercise or perform his powers, functions and duties. In the event of such termination, the executive will receive (i) all monies earned under any Company long-term incentive plan, (ii) a lump sum severance payment equal to his base salary for 36 months at the rate payable at the time notice of termination was given, and (iii) the bonus that he would otherwise be entitled to for the year in which his employment is terminated. Based upon the executive's current base salary, the Company estimates that the lump sum severance payment payable to each Dr. Combs and Mr. Dobbins under this provision would be approximately $1.1 million.

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

     The Company is also party to an employment agreement by and between CHF and Louis J. Nicholas (the "Executive") dated as May 7, 1993, pursuant to which it agreed to: (i) refrain from impeding the Executive's ability to operate CHF in a prudent manner consistent with maximizing a return for purposes of the Contingent Promissory Note; (ii) elect the Executive to its Board of Directors and as a Senior Vice President; (iii) pay liquidated damages if the Executive is terminated without good cause or good reason, as those terms are defined therein; and (iv) provide Board of Directors' review of a termination of the Executive for good cause by CHF. In addition, the employment agreement provides the Company with the right to cease payments under the Contingent Promissory Note in the event of a material breach of the agreement by the Executive. Under the Agreement of Purchase and Sale of Stock to sell CHF, Mr. Nicholas must release the Company from its employment obligations effective as of the closing date of the proposed CHF sale as a condition of the Company's obligation to close the transaction. Mr. Nicholas, if elected at the Company's Annual Shareholders Meeting in 1997, will continue to serve on the Company's Board of Directors.

     CHARITABLE FOUNDATION. For the fiscal year June 30, 1997, the Company made $150,000 in contributions to United American Healthcare Foundation, a Michigan nonprofit corporation that assists minority organizations involved in the promotion of health and education. Dr. Combs, Mr. Dobbins, Dr. Francis Kornegay and Mr. Milton Watson, shareholders of the Company, are directors of the foundation. Dr. Combs and Mr. Dobbins are not compensated for their services as directors of the Foundation.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.

     (3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760), (ii) the Company's Form 10-K for its fiscal years ended June 30, 1992, 1993, 1994, 1995 and 1996, (iii) the Company's Form 8-K filed with the Commission August 8, 1991, (iv) the Company's Form 8-K filed with the Commission April 23, 1993, (v) the Company's Form 8-K filed with the Commission May 24, 1993, (vi) the Company's Form 8-K/A filed with the Commission July 21, 1993, (vii) the Company's Form 8-K filed with the Commission January 29, 1996, (viii) the Company's Form 8-K filed with the Commission April 19, 1996, (ix) the Company's Form 10-Q for its quarter ended March 31, 1996, (x) ) the Company's Form 10-Q for its quarter ended September 30, 1996, or (xi) the Company's Form 10-Q for its quarter ended March 31, 1997. The Exhibit Index is hereby incorporated by reference into this Item 14.

     (b) No reports on Form 8-K were filed with respect to the last three months of fiscal 1997.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page

Report of Independent Certified Public
Accountants........................................................        F-2

Consolidated Balance Sheets as of June 30, 1997 and
1996...............................................................        F-3

Consolidated Statements of Operations for each of the three
     years in the period ended June 30,
1997...............................................................        F-4

Consolidated Statements of Cash Flows for each of the three
     years in the period ended June 30, 1997.......................        F-5

Consolidated Statements of Shareholders' Equity for each
     of the three years in the period ended June 30, 1997..........        F-7

Notes to Consolidated Financial Statements.........................        F-8

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
UNITED AMERICAN HEALTHCARE CORPORATION

     We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation (a Michigan corporation) and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of OmniCare Health Plan, Inc. of Tennessee, a 75%-owned subsidiary, which statements reflect total assets of $12,751,000 and $25,902,000 as of June 30, 1997 and 1996, respectively, and total revenues of $57,384,000 and $29,247,000 for the periods then ended. These statements were audited by other independent auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for OmniCare Health Plan, Inc. of Tennessee, is based solely on the reports of the other independent auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the aforementioned reports of other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Detroit, Michigan
September 30, 1997

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                 JUNE 30,
                                                           ---------------------
                                                             1997       1996
                                                           --------  -----------
ASSETS
------
Current assets
 Cash and cash equivalents                                  $ 9,582     $23,679
 Marketable securities                                        7,860       7,251
 Premium, commission and service fees receivable              5,275       4,860
 Other receivables                                            2,441       2,099
 Refundable federal income taxes                                115       1,522
 Prepaid expenses and other                                     587         624
 Deferred income taxes                                          746         351
                                                            -------   ---------
  Total current assets                                       26,606      40,386

 Property and equipment, net                                 10,100      10,301
 Intangible assets, net                                      10,557      11,546
 Investments in and advances to affiliates                    4,400       5,236
 Statutory reserves                                           3,937       7,863
 Deferred income taxes                                        2,376       1,156
 Other assets                                                 1,940       2,048
 Net assets of discontinued operations                       19,746      14,703
                                                            -------   ---------
                                                            $79,662     $93,239
                                                            =======   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
 Current portion of long-term debt
   Line of credit                                           $19,356     $     -
   Term loans                                                 2,495       2,912
 Medical claims payable                                       8,735      25,678
 Accounts payable and accrued expenses                        6,539       2,976
 Accrued compensation and related benefits                    2,098       1,941
 Other current liabilities                                      380           -
                                                            -------   ---------
 Total current liabilities                                   39,603      33,507

Long-term debt, less current portion                          2,017      18,742
Accrued rent                                                  1,599       1,211
Deferred income taxes                                         2,037       1,957

Shareholders' equity
 Preferred, 5,000,000 shares authorized; none issued              -           -
 Common, 15,000,000 shares authorized; 6,535,941
   and 6,560,941 issued and  outstanding in
   1997 and 1996                                             10,498      10,625
Retained earnings                                            23,996      27,411
Unrealized net holding losses on marketable securities          (88)       (214)
                                                            -------   ---------
                                                             34,406      37,822
                                                            -------   ---------
                                                            $79,662     $93,239
                                                            =======   =========


          See accompanying notes to the financial statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           YEAR ENDED JUNE 30,
                                                                   -----------------------------------
                                                                      1997        1996          1995
                                                                   ---------   ---------     ---------
REVENUES
 Medical premiums                                                   $ 70,430    $34,523        $     -
 Management fees from related parties                                 40,033     55,906         57,940
 Interest and other income                                             2,086      1,950          1,850
                                                                   ---------   ---------     ---------

    Total revenues                                                   112,549     92,379         59,790

EXPENSES
 Medical services                                                     57,832     29,901              -
 Marketing, general and administrative                                52,755     50,077         43,662
 Depreciation and amortization                                         4,069      3,370          1,905
 Equity in net losses of unconsolidated
 affiliates                                                                -        652          2,816
 Interest expense                                                      1,360      1,087            480
 Bad debt expense                                                      1,844        980            100
 Contract settlement                                                       -      9,685              -
 Shareholder lawsuit settlement                                        1,150          -              -
                                                                   ---------   ---------     ---------

    Total expenses                                                   119,010     95,752         48,963
                                                                   ---------   ---------     ---------
(Loss) earnings from continuing operations
  before income tax expense                                           (6,461)    (3,373)        10,827
Income tax expense (credit)                                           (1,201)       284          4,598
                                                                   ---------   ---------     ---------

(Loss) earnings from continuing operations                            (5,260)    (3,657)         6,229
Discontinued operations, net of income taxes                           1,845        909            367
                                                                   ---------   ---------     ---------

    NET (LOSS) EARNINGS                                             $ (3,415)   $(2,748)       $ 6,596
                                                                   =========   =========     =========
NET (LOSS) EARNINGS PER COMMON SHARE:

   (LOSS) EARNINGS PER COMMON SHARE FROM
   CONTINUING OPERATIONS                                            $  (0.80)   $ (0.56)       $  0.95
  NET (LOSS) EARNINGS PER COMMON SHARE                              $  (0.52)   $ (0.42)       $  1.01
                                                                   =========   =========     =========


     See accompanying notes to the financial statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                YEAR ENDED JUNE 30,
                                                                                     ---------------------------------------
                                                                                       1997            1996           1995
                                                                                     ---------       --------       --------
OPERATING ACTIVITIES
Net (loss) earnings                                                                  $  (3,415)      $ (2,748)     $  6,596
Adjustments to reconcile net (loss) earnings to net cash
(used in) provided by operating activities:
  Discontinued operations                                                               (1,845)          (909)         (367)
  Bad debt expense                                                                       1,844            980           100
  Loss on disposal of assets                                                               (11)           (23)            -
  Depreciation and amortization                                                          4,069          3,370         1,905
  Accrued rent                                                                             388            155           265
  Contract settlement                                                                        -          9,685             -
  Deferred income taxes (credit)                                                        (1,604)           656          (372)
  Equity in net losses of unconsolidated affiliates                                          -            652         2,816
  Changes in assets and liabilities net of effects from
   acquisitions in 1997 and 1996
   (Increase) decrease in premiums, commissions and service fees receivable             (1,531)           716           (36)
   (Increase) decrease in other receivables                                               (342)          (469)        2,629
   Decrease (increase) in refundable income taxes                                        1,407            649        (2,592)
   Decrease (increase) in prepaid expenses and other                                        37           (123)         (339)
   Decrease (increase) in statutory reserves                                             3,926            (81)       (5,100)
   Decrease in other assets                                                                108              -             -
   Decrease in medical claims payable                                                 (16,943)         (2,625)            -
   Increase (decrease) in accounts payable and accrued expenses                          3,563           (203)        1,137
   Increase (decrease) in accrued compensation and related benefits                        157            484          (246)
   Increase (decrease) in other current liabilities                                        380           (254)           51
                                                                                     ---------       --------      --------
   Total adjustments                                                                    (6,397)        12,660          (149)
                                                                                     ---------       --------      --------
   Net cash (used in) provided by operating activities                                  (9,812)         9,912         6,447

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                                              -         10,664             -
Net (purchases of) proceeds from marketable securities                                    (414)         4,183         5,197
Proceeds from the sale of furniture and equipment                                          400              -             -
Purchase of furniture and equipment                                                     (3,276)        (4,839)       (5,474)
Investments in and advances to affiliates                                                  108         (8,267)       (4,227)
Decrease in intangible assets                                                                8              -             -
Increase in other assets                                                                     -           (336)         (345)
Decrease (increase) in long-term notes receivable                                            -         (1,764)       (3,184)
Cash used in discontinued operations                                                    (3,198)        (3,252)          (32)
                                                                                     ---------       --------      --------
   Net cash used in investing activities                                                (6,372)        (3,611)       (8,065)

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                           YEAR ENDED JUNE 30,
                                                                      ----------------------------
                                                                        1997      1996      1995
                                                                      --------  --------  --------
FINANCING ACTIVITIES
Borrowings under line of credit agreement                                5,117    13,588     6,041
Payments made on long-term debt                                         (2,903)   (2,408)   (1,400)
Repurchase of common stock                                                (127)        -         -
                                                                      --------  --------  --------
Net cash provided by financing activities                                2,087    11,180     4,641
                                                                      --------  --------  --------
Net (decrease) increase in cash and cash equivalents                  (14,097)    17,481     3,023
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          23,679     6,198     3,175
                                                                      --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  9,582  $ 23,679  $  6,198
                                                                      ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                         $  1,673  $    989  $    524
                                                                      ========  ========  ========
Income taxes paid                                                     $  1,150  $    815  $  3,594
                                                                      ========  ========  ========

   Supplemental schedule of noncash investing activities for fiscal 1997 represents the acquisition of certain contract rights, assets and assumed liabilities of Spectera, Inc., and is included with net cash flows used in investing activities of discontinued operations; and for 1996 represents the acquisition of majority interests in OmniCare Health Plan, Inc. of Tennessee and UltraMedix Healthcare Systems, Inc. as follows:


Fair value of assets acquired                                         $(1,765)  $(33,174)  $     -
Cash acquired                                                                -     20,327        -
Liabilities assumed                                                        750     23,511        -
                                                                      --------  --------  --------
                                                                      $(1,015)  $  10,664  $     -
                                                                      ========  ========  ========

  See accompanying notes to the financial statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                           Unrealized net
                                                            Number of                       holding loss
                                                             common     Common   Retained  on marketable
                                                             shares     shares   earnings    securities     Total
                                                            -------     ------   --------  ------------     -----
Balance at June 30, 1994                                       6,561   $10,625   $23,563       $    -      $34,188

Net earnings                                                       -         -     6,596            -        6,596
Unrealized net holding loss
 on marketable securities                                          -         -         -         (276)        (276)
                                                            --------   -------   -------       ------      -------
Balance at June 30, 1995                                       6,561    10,625    30,159         (276)      40,508
Net loss                                                           -         -    (2,748)           -       (2,748)
Unrealized net holding gain
 on marketable securities                                          -         -         -           62           62
                                                            --------   -------   -------       ------      -------
Balance at June 30, 1996                                       6,561    10,625    27,411         (214)      37,822
Net loss                                                           -         -    (3,415)           -       (3,415)
Unrealized net holding gain
 on marketable securities                                          -         -         -          126          126

Purchase of common stock                                         (25)     (127)        -            -         (127)
                                                            --------   -------   -------       ------      -------
Balance at June 30, 1997                                       6,536   $10,498   $23,996       $  (88)     $34,406
                                                            ========   =======   =======       ======      =======


See accompanying notes to the financial statements

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995

NOTE 1 - ORGANIZATION
---------------------

            BUSINESS. The Company is a multi-state provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee and Florida. The Company operates in a single segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

      A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and all of its majority-owned subsidiaries, together referred to as (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Interest of other investors in the Company's majority-owned subsidiaries are accounted for as minority interests. Non-majority investments in affiliates in which management has the ability to exercise significant influence are recorded on the equity method. As discussed in Note 3, Corporate Healthcare Financing, Inc. and Subsidiaries is presented as discontinued operations. Accordingly, prior years' amounts have been restated.

      B. REVENUE RECOGNITION. Medical premium revenues are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenues. Management fee revenues are recognized in the period the related services are performed.

      C. MEDICAL SERVICES EXPENSE RECOGNITION. The Company contracts with various health care providers for the provision of certain medical services to its members and generally compensates those providers on a capitated and fee for service basis. The Company provides for medical claims incurred but unreported and the cost of adjudicating claims based primarily on past experience, together with current factors, using accepted actuarial methods. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

      D. REINSURANCE. Reinsurance premiums are reported as medical services expense, while the related reinsurance recoveries are reported as deductions from medical services expense.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995


      E. MARKETABLE SECURITIES. The Company's securities are classified in the available for sale category, which consists of those securities which the Company intends to hold for an indefinite period of time but not necessarily to maturity, and are carried at estimated fair value. Unrealized gains and losses related to securities available for sale, net of applicable income taxes, are reported as a separate component of shareholders' equity.

      F. PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 13 years. The Company uses accelerated methods for income tax purposes. The Company has internally developed customized software, and has capitalized the related costs. During the year ended June 30, 1997, approximately $322,000 of interest was capitalized in connection with the development of this computer software. Property and equipment consist of the following at June 30 (in thousands):

                                                1997      1996
                                              ------     ------
             Furniture and fixtures           $ 2,092   $ 1,859
             Equipment                          9,185     8,812
             Computer software                  6,402     5,018
                                              -------   -------
                                               17,679    15,689
             Less accumulated depreciation
             and amortization                  (7,579)   (5,388)
                                              -------   -------
                                              $10,100   $10,301
                                              =======   =======

      G. INTANGIBLE ASSETS. Intangible assets resulting from business acquisitions are carried at cost and are currently being amortized on a straight-line basis over their estimated useful lives of 10
           years.   Intangible assets consist of the following at June 30 (in
           thousands):


                                                       1997      1996
                                                     -------   -------
                   Goodwill                          $11,987   $11,995
                   Less accumulated amortization      (1,430)     (449)
                                                     -------
                                                     $10,557   $11,546
                                                     =======   =======

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995


      H. LONG-LIVED ASSETS. Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). Following the criteria set forth in SFAS No. 121, long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances, which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values.

      I. CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

      J. NET (LOSS) EARNINGS PER COMMON SHARE. Net (loss) earnings per common share is based on the weighted-average number of common shares outstanding during each period. The number of shares used in the computation of (loss) earnings per common share is 6,553,297 for the year ended June 30, 1997 and 6,560,941 for the years ended June 30, 1996 and 1995.

      K. INCOME TAXES. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Deferred income tax assets and liabilities are recognized for differences between the financial statement and tax bases of assets and liabilities based on enacted tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

           The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the period.

      L. STOCK PURCHASE AND OPTION PLANS. The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Should options be issued to non-employees, the Company would follow the provisions of Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995





      M.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD.  In February
           1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share, which (1) replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; (2) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of operations regardless of whether basic and diluted EPS are the same; and (3) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                 Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion 15. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior period EPS data presented. The Company does not expect the effects of applying SFAS 128 to be significant.

      N. USE OF ESTIMATES. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant.

      O. RECLASSIFICATIONS. Certain reclassifications have been made to prior years' financial statements amounts to conform to the current period classifications.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995


NOTE 3 - ACQUISITIONS AND DISPOSITIONS
--------------------------------------

      ACQUISITIONS

      CORPORATE HEALTHCARE FINANCING, INC. ("CHF")

           On May 7, 1993, CHF acquired substantially all of the assets and assumed certain liabilities of a Maryland limited partnership, in a business combination accounted for as a purchase. The cost at the time of the acquisition was approximately $9.6 million and is included with net assets of discontinued operations in the accompanying balance sheet.

           Through June 30, 1997 and 1996, the purchase price was cumulatively increased to $6.6 million and $4.5 million respectively, pursuant to a contingent promissory note that, depending upon CHF's earnings (as defined in the agreement) over seven years from the acquisition date, could increase the purchase price by a maximum amount of $6.6 million. At June 30, 1997, approximately $.5 million remained payable under the terms of this note.

      OMNICARE HEALTH PLAN, INC. OF TENNESSEE-TN ("OMNICARE-TN")

           In February 1994, the Company entered into a long-term agreement to manage OmniCare-TN and effective July 1994 acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash. The excess of the purchase price over the Company's equity interest in the net assets at the effective date of acquisition of approximately $4.1 million is being amortized over ten years on a straight-line basis.

           Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock, and 100% of the preferred stock, of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $.1 million and $10.9 million, respectively, of which $8.7 million was the conversion of OmniCare-TN debt to the Company to equity and $2.3 million in cash. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority common stock ownership interest. The excess of the purchase price over the fair value of the net assets acquired of approximately $3.3 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis. Goodwill is reduced by the subsequent utilization of OmniCare-TN's net operating losses.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995




      ULTRAMEDIX HEALTHCARE SYSTEMS, INC. ("ULTRAMEDIX")

           In February 1994, the Company entered into a long-term agreement to manage UltraMedix and acquired a 30.4% equity interest for approximately $1.4 million in cash. The excess of the purchase price over the Company's equity interest in the net assets of UltraMedix at the date of acquisition of approximately $1.7 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis.

           Effective January 29, 1996, the Company purchased an additional 20.6% of the voting common stock, and 100% of the preferred stock, of UltraMedix. This increased the Company's ownership in the voting common stock of UltraMedix to 51%. The purchase price for the additional common stock and preferred stock of UltraMedix was approximately $1.9 million in cash. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority common stock ownership interest. The excess of the purchase price over the fair value of the net assets acquired of approximately $2.9 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995
      SPECTERA, INC.

           Effective December 31, 1996, CHF acquired certain contract rights, assets and assumed certain liabilities of Spectera, Inc. for approximately $1.8 million in cash and debt. The excess purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been charged to goodwill, and is included with net assets of discontinued operations in the accompanying balance sheet.


      DISPOSITION

           On September 12, 1997 the Company's Board of Directors approved the proposed stock sale of CHF and Subsidiaries for $30 million in cash to an entity related to the Company via common shareholders. CHF provides administrative services to self-funded employers and employee welfare plans, including health benefit plan design and development of workers' compensation and unemployment benefit programs.

           The sale, which is contingent upon the buyer securing financing, is expected to close in the Company's third quarter of fiscal 1998. In anticipation of this sale, the results of CHF and its subsidiaries are reported as discontinued operations in the consolidated financial statements for all periods presented. The assets and liabilities of CHF and its subsidiaries have been reported in the accompanying consolidated balance sheets as net assets of discontinued operations, except for cash and cash equivalents of $.8 million and $.7 million, which are included with cash and cash equivalents in the accompanying consolidated balance sheets as of June 30, 1997 and 1996, respectively.


           Discontinued operations are summarized as follows:


                                              YEAR ENDED JUNE 30,
                                           --------------------------
                                            1997      1996     1995
                                           -------  --------  -------
                                                 (IN THOUSANDS)
Total revenues                             $18,803   $10,661   $8,797
Total expenses                              16,958     9,752    8,430
Earnings from discontinued operations (1)  $ 1,845   $   909   $  367
                                           =======  ========  =======

     (1) Net of income taxes of $1,164, $766 and $852 in 1997, 1996 and 1996, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995

           CHF and Subsidiaries balance sheets are summarized as follows:


                                                                      JUNE 30,
                                                             ----------------------------
                                                               1997                1996
                                                             ---------          ---------
                                                                   (IN THOUSANDS)
ASSETS
------
  Cash and cash equivalents                                      $   804           $   700
  Commission, service fees and other receivables, net              9,927             6,057
  Property and equipment, net                                      2,126               992
  Intangible assets, net                                           9,217             7,995
  Other assets                                                       982               720
                                                               ---------         ---------
                                                                 $23,056           $16,464
                                                               =========         =========
LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
  Accounts payable and accrued expenses                           $1,221           $   667
  Accrued compensation and related benefits                          628               395
  Payable to parent                                                2,201               330
  Debt payable within one year                                       197                 -
  Long-term debt                                                     461                 -
                                                               ---------         ---------
                                                                   4,708             1,392
  Shareholder's equity                                            18,348            15,072
                                                               ---------         ---------
                                                                 $23,056           $16,464
                                                               =========         =========

           PRO FORMA EFFECTS OF THE CHF SALE

           On a pro forma basis, the CHF sale would have decreased the 1997 loss from continuing operations by approximately $1.3 million ($2 million pretax), or $0.20 per share. Approximately $.5 million represents investment income on invested net proceeds, and approximately $.8 million represents a reduction of interest expense resulting from the repayment of debt. On a pro forma basis, the impact on the June 30, 1997 Consolidated Balance Sheet would be to increase marketable securities by approximately $10 million, representing the net proceeds from the sale after payment of income taxes of approximately $3.8 million, and the reduction of debt by approximately $16 million.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995


NOTE 4 - MARKETABLE SECURITIES
------------------------------

     Following is a summary of available-for-sale marketable securities as of June 30 (in thousands):


                                          AMORTIZED             GROSS UNREALIZED      GROSS UNREALIZED           FAIR
                                            COST                HOLDING GAINS         HOLDING LOSSES            VALUE
                                       ----------------         ----------------      ----------------      ----------------
1997:
Municipal tax-exempt bonds                 $6,935                   $41                   $   -                 $6,976
U.S. Government obligations                   532                     3                       -                    535
Obligations of foreign
governments                                    25                     -                       -                     25
Equity securities                             504                     -                   (180)                    324
                                       ----------------         ----------------      ----------------      ----------------
                                           $7,996                   $44                   $(180)                $7,860
                                       ================         ================      ================      ================
1996:
Municipal tax-exempt bonds                 $7,304                   $ -                   $(165)                $7,139
U.S. Government obligations                     -                     -                        -                     -
Obligations of foreign
governments                                    25                     -                        -                    25
Equity securities                             254                     -                    (167)                    87
                                       ----------------         ----------------      ----------------      ----------------
                                           $7,583                   $ -                   $(332)                $7,251
                                       ================         ================      ================      ================

     As of June 30, 1997, investments in debt securities mature as follows (in thousands):


                                        WITHIN 1 YEAR              1- 5 YEARS           5-10 YEARS           AFTER 10 YEARS
                                       ----------------         ----------------      ----------------      ----------------
AT AMORTIZED COST:
Municipal tax-exempt bonds                $3,269                    $2,916                $    -                $  750
U.S. Government obligations                    -                       532                     -                     -
Obligations of foreign
governments                                    -                        25                     -                     -
                                       ----------------         ----------------      ----------------      ----------------
                                          $3,269                    $3,473                $    -                $  750
                                       ================         ================      ================      ================
AT FAIR VALUE:
Municipal tax-exempt bonds                $3,319                    $2,907                $    -                $  750
U.S. Government obligations                    -                       535                     -                     -
Obligations of foreign
governments                                    -                        25                     -                     -
                                       ----------------         ----------------      ----------------      ----------------
                                          $3,319                    $3,467                $    -                $  750
                                       ================         ================      ================      ================


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995


NOTE 5 - STATUTORY RESERVES
---------------------------

           Certain of the Company's subsidiaries are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments.


NOTE 6 - CONCENTRATION OF RISK
------------------------------

           During the year ended June 30, 1997 approximately 50% of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program which provides medical benefits to Medicaid and Working Uninsured recipients. TennCare withholds 10% of the Company's monthly capitation payment. TennCare remits the monthly withhold amounts to the Company when certain informational filing requirements are met by the Company. Amounts withheld by TennCare as of June 30, 1997 totaled approximately $1.8 million. This amount was paid subsequent to June 30, 1997. The Company has recorded a receivable of approximately $.8 million from the State of Tennessee TennCare program adverse selection pool. The receivable is based on tentative information provided to the Company by the State of Tennessee.



NOTE 7 - INVESTMENTS IN AND ADVANCES TO AFFILIATES
--------------------------------------------------

      Investments in and advances to affiliates are comprised of the following (in thousands):



                                                  JUNE 30,
                                             ------------------
                                               1997      1996
                                            ---------  --------
               PhilCare                       $2,100   $ 2,100
               HealthScope                     2,300     4,209
               Less valuation allowance            -    (1,073)
                                            --------   -------
                                              $4,400   $ 5,236
                                            ========   =======

           In May 1994, the Company acquired at book value a 49% equity interest in PhilCare Health Systems, Inc. ("PhilCare"), a start up HMO in Philadelphia, Pennsylvania for approximately $1,000 in cash. In connection therewith, the Company funded PhilCare's applicable statutory reserve and net worth requirements of $2.1 million in cash. PhilCare has had deminimus revenue and expense activity since inception.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995


           United/HealthScope, Inc. ("UHI") was organized in March 1993 to engage in development, consulting and contract management services for publicly-funded managed care programs in the metropolitan New York area. Through May 1997, outstanding amounts owed to the Company from UHI totaled approximately $4.9 million. In May 1997, UHI's outstanding debt and preferred stock were restructured. The Company converted its interest in UHI, including advances, accrued interest and the value of warrants held by the Company to one million shares of non-voting preferred stock of the restructured UHI with a par value of $4 million and a warrant to purchase 3,310 shares of UHI common stock, exercisable at any time at a nominal price.

           A valuation allowance of approximately $1.1 million, had been established as of June 30, 1996. The conversion of the Company's loans to UHI to preferred stock was treated as a "troubled debt restructuring" and the investment was recorded at its estimated fair value at the date of the restructuring. This resulted in bad debt expense of $.7 million for the year ended June 30, 1997.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

           The Company has entered into long-term management agreements with Michigan Health Maintenance Organization Plans, Inc., dba as OmniCare Health Plan, Inc. ("OmniCare-MI"), OmniCare-TN, and UltraMedix, hereafter referred to as the "Managed Plans". Pursuant to the management agreements, the Company provides management and consulting services to the Managed Plans. Since August 1987, the Company had a management agreement with Personal Physician Care, Inc. ("PPC"), an entity doing business in Ohio and related through common officers and directors. Effective May 31, 1997, the Company's management agreement with PPC was terminated, based in part, upon a dispute between the parties with respect to the payment of non-emergent transportation costs for enrollees as a marketing expense to be incurred under the management agreement.
      The Managed Plans are related via common officers and directors.

      The commencement and expiration dates of these agreements follows:


                           COMMENCEMENT           EXPIRATION
                          -------------        ---------------
             OmniCare-MI       May 1985         December  2010
             OmniCare-TN  February 1994         February  1999
             UltraMedix   February 1994         February  1999

           All of the agreements are subject to review every five years and can be terminated without cause by the Managed Plans at the time of the review or by either party with cause.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1997, 1996, AND 1995


           Pursuant to the management agreements the Company is generally paid a percentage of revenues and/or reimbursed the administrative cost to manage the Plans. The Company is required to pay certain administrative expenses associated with its activity on behalf of these Managed Plans. All costs associated with the management of these Plans are expensed as incurred. Under the terms of the management agreement through May 1997, the Company occupied space that was leased and paid for by PPC.

           The following table shows management fee revenue from the Managed Plans as a percentage of the Company's total revenues.


                                                YEAR ENDED JUNE 30,
                                    --------------------------------------------
                                        1997           1996            1995
                                    --------        -------          -------
                       OmniCare-MI     26%             33%             51%
                       OmniCare-TN      -              15              26
                       UltraMedix       -               3               8

           Management fees from PPC as a percentage of the Company's total revenues was 9% in 1997 and 1996 and 11% in 1995.

           Health insurance for some of the Company's employees was provided by the Managed Plans. This expense was approximately $1.6 million, $1.5 million and, $1.1 million for the years ended June 30, 1997, 1996 and 1995, respectively.

           A director of the Company also served as a director and shareholder of the Company's legal counsel until December 1995. Legal costs to this law firm through December 1995 totaled approximately $.6 million and was $.7 million for the year ended June 30, 1995. Pursuant to the management agreement, certain of these legal expenses were incurred on behalf of OmniCare-MI.



NOTE 9 - BENEFIT AND OPTION PLANS
---------------------------------

           The Company offers a 401(K) retirement and savings plan that covers substantially all of its employees. The Company's maximum matching contribution is 5% of compensation. Company contributions to the 401(K) plan were approximately $.6 million, $.5 million and $.4 million for the years ended June 30, 1997, 1996 and 1995, respectively.

           The Company has a stock option plan with 331,250 common shares reserved for issuance upon exercise of options. No options have been granted through June 30, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995




           The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value on the first day or the last day of the annual period. Employee contributions to the ESPP for 1997 were
      $.2 million.   Had compensation cost for the ESPP been determined based
      on the fair value at the measurement date consistent with SFAS 123, for the year ended June 30, 1997 the Company's net loss and net loss per common share would have been $3.4 million and $0.52, respectively.



NOTE 10 - INCOME TAXES
----------------------

           The components of income tax expense (credit) are as follows (in thousands):


                                               YEAR ENDED JUNE 30,
                                             ------------------------
                                            1997       1996      1995
                                         ---------  ---------  -------
Continuing operations
Current                                   $   403    $(372)    $4,970
Deferred                                   (1,604)     656       (372)
                                          -------    -----     ------
                                          $(1,201)   $ 284     $4,598
                                          =======    =====     ======
Discoutinued operations                   $ 1,164    $ 766     $  852
                                          =======    =====     ======

           A reconciliation of the provision for ince taxes omfollows (in thousands):

                                              YEAR ENDED JUNE 30,
                                        ----------------------------
                                          1997       1996     1995
                                        ---------  --------  -------
Income tax expense (credit) at the
 statutory tax rate                      $(2,197)  $(1,147)  $3,681
State and city income tax                    115        99      261
Tax-exempt interest on municipal bonds      (138)     (165)    (221)
Non-deductible goodwill amortization         334       235      221
Other, net                                   (28)      136       99
NOL reduction of goodwill                     (8)        -        -
Valuation allowance                          721     1,126      557
                                        --------   -------   ------
                                         $(1,201)  $   284   $4,598
                                        ========   =======   ======

           A valuation allowance was provided on that portion of the equity in net losses in affiliates which reduces the Company's investment. The Company believes it is more likely than not that if a tax deductible event occurs, the result will be a capital loss. The capital loss is able to be offset only by capital gains currently not generated by the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995



           Components of the Company's deferred tax assets and liabilities are as follows at June 30 (in thousands):


                                                                 1997        1996
                                                               --------    -------
Deferred tax assets:
   Shareholder lawsuit settlement                               $   391     $    -
   Losses in unconsolidated affiliates                            3,629      1,882
   Rent                                                             395        263
   Bad debt expense                                                 734        694
   Compensation                                                     331        236
   Net unrealized holding loss                                       46        115
   Net operating loss carryforward of purchased subsidiaries      5,529      5,537
                                                                -------   --------
Total gross deferred tax assets                                  11,055      8,727
Valuation allowance                                              (7,933)    (7,220)
                                                                -------   --------
Total net deferred tax assets                                     3,122      1,507
                                                                -------   --------
Deferred tax liabilities:
   Depreciation and amortization                                   (348)      (357)
   Software development                                          (1,422)    (1,430)
   Licensure costs                                                 (267)      (170)
   Total gross deferred tax liabilities                          (2,037)    (1,957)
                                                                -------   --------
Net deferred tax asset (liability)                             $ 1,085     $ (450)
                                                               =======   ========

           The valuation allowance balance at June 30, 1997 includes allowances relating to net loss carryforwards ("NOLs") of OmniCare-TN and UltraMedix, entities which are consolidated as of June 30, 1997. As of June 30, 1997, these subsidiaries have NOLs for federal income tax purposes of approximately $5.5 million that expire through the year 2011.

           Activity in the valuation allowance is as follows (in thousands):


                               Balance at July 1, 1995                $    -
                               Change in valuation                       557
                                                                      ------
                               Balance at June 30, 1995               $  557
                               Change in valuation                     1,126
                               NOLs of purchased subsidiaries          5,537
                                                                      ------
                               Balance at June 30, 1996                7,220
                               Change in valuation                       721
                               Use of NOLs of purchased subsidiaries      (8)
                                                                      ------
                               Balance at June 30, 1997               $7,933
                                                                      ======

           The portion of the valuation allowance attributable to NOLs that are subsequently utilized will reduce goodwill of the acquired companies.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995

NOTE 11 - LEASES
----------------

           The Company leases its facilities and various furniture and equipment under operating leases expiring at various dates through May 2005. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

           Rent expense charged to operations for the years ended June 30, 1997, 1996 and 1995 totaled approximately $3.5 million, $3.0 million, and $2.4 million, respectively. Additionally, in 1997 a $.3 million rent accrual was recorded for the difference between the Company's lease obligation and the expected sub-lease rental income over the remaining life of the lease related to the Company's lease in Pennsylvania.

           Minimum future rental payments under all noncancellable operating leases having remaining terms in excess of one year as of June 30, 1997, net of sublease rentals, total $12.5 million as follows (in thousands):
      1998- $2,276; 1999-$2,121; 2000-$2,099; 2001-$1,645; 2002-$1,369;
      thereafter $2,974.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995

NOTE 12 - LONG TERM DEBT
------------------------

Debt at June 30 is as follows (in thousands):

                                                         1997             1996
                                                       ---------       ---------
Maximum $20 million unsecured line of credit,
expiring in February 1998, bearing interest at prime
or 1% over the one, two, three or six-month LIBOR
rate.                                                  $ 19,356          $13,579

Term loan requiring monthly principal payments of
approximately $126,000, with the final due date in
November 1999, and bearing interest at prime or
1.25% over the one, two, three or six-month LIBOR
rate.                                                     3,529            5,042

Term loan requiring monthly principal payments of
approximately $117,000, with final due date in
August 1998, and bearing interest at prime or 1.5%
over the six-month LIBOR rate.  The loan is
collateralized by all assets of the Company.
Covenants of the loan agreement provide for certain
net worth and financial ratio requirements. The
Company has entered into an agreement that caps the
loan's interest rate at 5% per annum.  The $122,000
cost of the cap is being amortized over the term of
the loan.                                                   983           3,033
                                                       --------         -------
                                                         23,868          21,654
Less term debt payable within one year                   (2,495)         (2,912)
Less line of credit payable within one year             (19,356)              -
                                                       --------         -------
Long-term debt, less current portion                   $  2,017         $18,742
                                                       ========         =======

           Long-term debt at June 30, 1997 matures as follows (in thousands):
      1998- $21,851; 1999- $1,513; 2000- $504.

           At June 30, 1997, the Company was in violation of a covenant that sets a floor on a debt service coverage ratio. The Company obtained a waiver for this provision from the lending institution.

           The Company has provided a $1 million letter of credit on behalf of its wholly owned subsidiary, United American Healthcare of Louisiana, Inc. and Subsidiary in satisfaction of applicable statutory requirements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995

NOTE 13 - MANAGED PLAN
----------------------

           The following table sets forth summarized financial data of OmniCare-MI. This information was derived from audited financial statements, as of its respective year-ends (in thousands).


                                                       YEAR ENDED DECEMBER 31,
                                                -------------------------------------
                                                   1996         1995         1994
                                                -----------  -----------  -----------
                     Current assets                $ 32,521     $ 39,160     $ 45,528
                     Noncurrent assets                1,047        1,621        2,040
                     Current liabilities             16,955       24,347       31,336
                     Unrestricted net assets         16,613       16,434       16,232
                     Revenues                       170,897      172,574      159,546
                     Expenses                       170,666      172,371      158,241
                     Other expense-net                   52            -            -
                     Revenues over expenses             179          203        1,305


NOTE 14 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
-----------------------------------------------------

      The following table presents selected quarterly financial data for the years ended June 30, 1997 and 1996 (in thousands, except per share data):


                                                     QUARTERS ENDED
                                      ---------------------------------------------
                                      JUNE 30   MARCH 31  DECEMBER 31  SEPTEMBER 30
1997:
Revenues                              $29,573   $28,030      $26,457       $28,489
(Loss) earnings from continuing
operations                             (3,660)      (17)      (1,033)         (550)
Net (loss) earnings                    (3,953)      416          114             8
Net (loss) earnings per common share    (0.60)     0.06         0.02          0.00

1996:
Revenues                              $40,127   $24,639      $12,965       $14,648
(Loss) earnings from continuing
operations                             (1,378)   (1,034)      (2,275)        1,030
Net (loss) earnings                    (1,059)     (834)      (2,275)        1,420
Net (loss) earnings per common share    (0.16)    (0.13)       (0.35)         0.22

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995

           In the quarter ended June 1997 the Company recorded a tentative settlement of the consolidated class action shareholder lawsuit for $1.15 million. The Company also recorded a bad debt expense in the amount of $1.1 million related to the valuation of an account receivable of OmniCare-TN and $.7 million for its investment in HealthScope. Additionally, during the quarter, a $.3 million rent expense estimate was established for the difference between the Company's lease obligation and the expected sub-lease rental income over the remaining life of the lease related to the Company's lease in Pennsylvania. Also during the quarter the Company increased the incurred but not reported medical liabilities for UltraMedix and OmniCare-TN by $1.4 million.

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

           Also during the quarter ended June 30, 1996, the Company provided a valuation allowance of approximately $.8 million to reflect its estimate of the fair value of notes receivable from HealthScope at June 30, 1996 and increased the incurred but not reported medical liabilities for UltraMedix and OmniCare-TN by $2.3 million.



NOTE 15 - CONTINGENCIES
-----------------------

          As previously reported by the Company, certain senior officers and the

      Company are named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") on August 23 and August 24, 1995. In September 1996, these lawsuits were consolidated by the Court into a single cause of action. The consolidated action alleged that certain senior officers and the Company issued reports and statements that violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the alleged period in question and that certain material facts alleged to have not been disclosed, were already available in the financial market place.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997, 1996 AND 1995


             Nevertheless, management concluded that continued defense of the litigation was depleting the available insurance pool and that an unfavorable outcome in excess of insurance policy limits could potentially have an adverse impact on the Company's financial position. Continuation of this litigation would have also diverted management's focus from operations. Based on these facts, management pursued settlement with the plaintiff. The parties have agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiff and payment by the Company of $3.25 million, of which the Company anticipates $2.1 million to be paid by the insurance carrier. The Company has recorded expense of $1.15 million in the accompanying
      statement of operations in the year ended June 30, 1997.   The pending
      settlement is subject to federal court approval. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of October 1997.
                      By:  /s/ Jagannathan Vanaharam
                           -------------------------------
                           Jagannathan Vanaharam
                           Senior Vice President-Treasurer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.



/s/JULIUS V. COMBS, M.D.        Chief Executive Officer          October 14, 1997
------------------------        (Principal Executive Officer)
Julius V. Combs, M.D.

/s/ANITA C.R. GORHAM            Secretary                        October 14, 1997
--------------------
Anita C.R. Gorham

/s/JAGANNATHAN VANAHARAM        Senior Vice President-Treasurer  October 14, 1997
------------------------        (Principal Financial Officer)
Jagannathan Vanaharam

/s/PAUL G. SAMUELS              Corporate Controller             October 14, 1997
------------------              (Principal Accounting Officer)
Paul G. Samuels

/s/JULIUS V. COMBS, M.D.        Director                         October 14, 1997
------------------------
Julius V. Combs, M.D.

/s/RONALD R. DOBBINS            Director                         October 14, 1997
--------------------
Ronald R. Dobbins

/s/WILLIAM C. BROOKS.           Director                         October 14, 1997
---------------------
William C. Brooks


/s/VIVIAN L. CARPENTER, Ph.D.   Director                         October 14, 1997
-----------------------------
Vivian L. Carpenter, Ph.D.

/s/WILLIAM B. FITZGERALD, ESQ.  Director                         October 14, 1997
------------------------------
William B.  Fitzgerald, Esq.

/s/ANITA C.R. GORHAM            Director                         October 14, 1997
--------------------
Anita C.R. Gorham

/s/HARCOURT G. HARRIS, M.D.     Director                         October 14, 1997
---------------------------
Harcourt G. Harris, M.D.

/s/RONALD M. HORWITZ, Ph.D.     Director                         October 14, 1997
---------------------------
Ronald M. Horwitz, Ph.D.

/s/EMMETT S. MOTEN, JR.         Director                         October 14, 1997
-----------------------
Emmett S. Moten, Jr.

                                Director
--------------------
Louis J. Nicholas

                                 EXHIBIT INDEX



EXHIBIT                             INCORPORATED HEREIN BY          FILED
NUMBER   DESCRIPTION OF DOCUMENT    REFERENCE TO                   HEREWITH
-------  -----------------------    ----------------------        ----------

3.1      Restated Articles of       Exhibit 3.1 to the
         Incorporation of           Registrant's Form S-1
         Registrant.                Registration Statement under
                                    the Securities Act of 1933, as
                                    amended, declared effective on
                                    April 23, 1991 ("1991 S-1")

3.1(a)   Certificate of Amendment   Exhibit 3.1(a) to 1991 S-1
         to the Articles of
         Incorporation of
         Registrant.

3.2      Amended and Restated       Exhibit 3.2 to the
         Bylaws of Registrant.      Registrant's 1993 10-K

4.1      Incentive and              Exhibit 4.1 to the
         Non-Incentive Stock        Registrant's 1995 10-K
         Option Plan of
         Registrant effective
         March 25, 1991, as
         amended.

4.2      Form of Common Share       Exhibit 4.2 to the
         Certificate.               Registrant's 1995 10-K

10.1     Employees' Retirement      Exhibit 10.1 to 1991 S-1
         Plan for Registrant
         dated May 1, 1985, with
         First Amendment thereto
         and Summary Plan
         Description therefor.

10.2     Management Agreement       Exhibit 10.2 to 1991 S-1
         between Michigan Health
         Maintenance Organization
         Plans, Inc. and
         Registrant dated March
         15, 1985, as amended
         June 12, 1985.

10.3     Management Agreement       Exhibit 10.3 to 1991 S-1
         between U.A. Health Care
         Corporation and Personal
         Physician Care, Inc.
         dated March 18, 1987.

10.4     Amendment dated February   Exhibit 10.5 to the
         16, 1993 to Management     Registrant's 1995 10-K
         Agreement between United
         American Healthcare
         Corporation and Personal
         Physician Care, Inc.
         dated March 18, 1987.

10.5     Amendment dated June 16,   Exhibit 10.4 to the
         1994 to Management         Registrant's 1994 10-K
         Agreement between U.A.
         Health Care Corporation
         and Personal Physician
         Care, Inc. dated March
         18, 1987.

10.6     Management Agreement       Exhibit 10.5 to Registrant's
         between OmniCare Health    1994 Form 10-K
         Plan, Inc. and United
         American of Tennessee,
         Inc. dated February 2,
         1994.

10.7     Management Agreement       Exhibit 10.6 to Registrant's
         between UltraMedix         1994 Form 10-K
         Health Care Systems,
         Inc. and United American
         of Florida, Inc. dated
         February 1, 1994.

EXHIBIT                             INCORPORATED HEREIN BY          FILED
NUMBER   DESCRIPTION OF DOCUMENT    REFERENCE TO                   HEREWITH
-------  -----------------------    ----------------------        ----------

10.8     Amendment dated            Exhibit 10.9 to the
         September 4, 1995 to       Registrant's 1995 10-K
         Management Agreement
         between UltraMedix
         Healthcare Systems, Inc.
         and United American of
         Florida, Inc. dated
         February 1, 1995.

10.9     Amendment dated            Exhibit 10.10 to Registrant's
         September 20, 1995 to      1995 10-K
         Management Agreement
         between UltraMedix
         Health Care Systems,
         Inc. and United American
         of Florida, Inc. dated
         February 1, 1995.

10.10    Lease Agreement between    Form 8-K filed August 8, 1991
         1155 Brewery Park
         Limited Partnership and
         Registrant dated July
         24, 1991, effective May
         1, 1992.

10.11    Amendment dated December   Exhibit 10.8 to the
         8, 1993 to Lease           Registrant's 1994 10-K
         agreement between 1155
         Brewery Park Limited
         Partnership and
         Registrant dated July
         24, 1991.

10.12    Amendment dated April      Exhibit 10.13 to Registrant's
         15, 1993 to Lease          1995 10-K
         Agreement between 1155
         Brewery Park Limited
         Partnership and
         Registrant dated July
         24, 1991.

10.13    Lease Agreement between    Exhibit 10.7 to the
         Baltimore Center           Registrant's 1993 10-K
         Associates Limited
         Partnership and
         Corporate Healthcare
         Financing, Inc. dated
         August 24, 1988, as
         amended April 12, 1993,
         effective the later of
         May 1, 1993 or the date
         premises are ready for

EXHIBIT                             INCORPORATED HEREIN BY          FILED
NUMBER   DESCRIPTION OF DOCUMENT    REFERENCE TO                   HEREWITH
-------  -----------------------    ----------------------        ----------

         occupancy.

10.14    Amendment dated May 11,    Exhibit 10.11 to the
         1994 (effective June 30,   Registrant's 1994 10-K
         1994) to Lease agreement
         between Baltimore Center
         Associates Limited
         Partnership and
         Corporate Healthcare
         Financing, Inc.

10.15    Lease Agreement between    Exhibit 10.2 to Registrant's
         CLW Realty Asset Group,    1994 Form 10-K
         Inc., as agent for The
         Prudential Insurance
         Company of America and
         United American of
         Florida dated May 31,
         1994, effective June 1,
         1994.

10.16    Lease Agreement between    Exhibit 10.3 to Registrant's
         Fleming Companies, Inc.    1994 Form 10-K
         and United American of
         Tennessee dated June 30,
         1994, effective the date
         premises are ready for
         occupancy.

10.17    Lease Agreement between    Exhibit 10.19 to Registrant's
         International Business     1995 10-K
         Machines Corporation and
         Registrant dated August
         29, 1994.

10.18    Amended and Restated       Exhibit 10.20 to Registrant's
         Line of Credit Facility    1995 10-K
         Agreement between
         Michigan National Bank
         and Registrant dated
         March 14, 1995.

10.19    Promissory notes between   Exhibit 10.9 to the
         Michigan National Bank     Registrant's 1993 10-K
         and Registrant dated
         August 26, 1993.

10.20    Asset Purchase Agreement   Form 8-K filed May 24, 1993
         between CHF, Inc.,         and Form 8-K/A filed July 21,
         Healthcare Plan            1993
         Management, Inc.,
         CHF-

EXHIBIT                             INCORPORATED HEREIN BY          FILED
NUMBER   DESCRIPTION OF DOCUMENT    REFERENCE TO                   HEREWITH
-------  -----------------------    ----------------------        ----------

         HPM Limited
         Partnership, Louis J.
         Nicholas and Keith B.
         Sullivan and Registrant
         dated May 7, 1993.

10.21    Loan and Security          Exhibit 10.18 to Registrant's
         Agreement between          1994 Form 10-K
         UltraMedix Health Care
         Systems, Inc. and United
         American of Florida
         dated February 1, 1994.

10.22    Amendment dated June 13,   Exhibit 10.26 to Registrant's
         1995 to the Loan and       1995 10-K
         Security Agreement
         between UltraMedix Care
         Systems, Inc. and United
         American of Florida,
         Inc. dated February 1,
         1994.

10.23    Form of Stock Transfer     Exhibit 10.19 to Registrant's
         Services Agreement         1994 Form 10-K
         between Huntington
         National Bank and
         Registrant.

10.24    Employment Agreement       Exhibit 10.15 to 1991 S-1
         between Julius V. Combs,
         M.D. and Registrant
         dated March 15, 1991.

10.25    Employment Agreement       Exhibit 10.16 to 1991 S-1
         between Ronald R.
         Dobbins and Registrant
         dated March 15, 1991.

10.26    Employment Agreement       Exhibit 10.22 to Registrant's
         between Louis J.           1994 Form 10-K
         Nicholas and Corporate
         Healthcare Financing,
         Inc. dated May 7, 1993.

10.27    First Amendment to         Form 10-Q for the Quarter
         Contingent Note            Ended March 31, 1996, filed
         Promissory Note between    May 14, 1996
         CHF-HPM Limited
         Partnership and the
         Registrant

10.28    Acquisition of majority    Form 8-K filed April 19, 1996
         interest

EXHIBIT                             INCORPORATED HEREIN BY          FILED
NUMBER   DESCRIPTION OF DOCUMENT    REFERENCE TO                   HEREWITH
-------  -----------------------    ----------------------        ----------

         in OmniCare
         Health Plan, Inc. of
         Tennessee and UltraMedix
         Healthcare Systems, Inc.

10.29    Injured Workers'           Form 10-K/A filed October 14,
         Insurance Fund Contract    1996, as amended
         No. IWIF 9-96 Managed
         Care Contract with
         Statutory Benefits
         Management Corporation
         dated June 19, 1996.

10.30    Ernst & Young LLP Report   Form 10-K/A filed October 14,
         of Independent Auditors    1996, as amended
         as of June 30, 1996

10.31    Renaissance Center         Form 10-Q for the Quarter
         Office Lease               Ended September 30, 1996,
                                    filed November 13, 1996
10.32    Purchase Agreement         Form 10-Q for the Quarter
         between Statutory          Ended December 31, 1996, filed
         Benefits Management        February 10, 1997
         Corporation and
         Spectera, Inc.

10.33    Agreement of Purchase                                         *
         and Sale of Stock, dated
         September 12, 1997
         between CHF Acquisition,
         Inc. and the Registrant

10.34    Ernst & Young LLP Report                                      *
         of Independent Auditors
         as of June 30, 1997

   21    Subsidiaries of the Registrant

   27    Financial Data Schedule                                       *