Form 10-Q
period 1997-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 1997-11-14
CIK 867963

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q


                      QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1997
                       Commission File Number: 000-18839

                                _______________

                     UNITED AMERICAN HEALTHCARE CORPORATION
               (Exact Name of Registrant as Specified in Charter)
                                _______________

     Michigan                                                38-2526913
                                                             (I.R.S. Employer
(State or other jurisdiction of                              Identification No.)

incorporation or organization)

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


                         6,578,356 Common Shares as of
                               November 14, 1997

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS



     PART I


         Item 1.  Financial statements
                  Consolidated Balance Sheets--September 30, 1997
                    and June 30, 1997                                    2
                  Consolidated Statements of Operations--Three Months
                    Ended September 30, 1997 and 1996                    3
                  Consolidated Statements of Cash Flows--Three Months
                    Ended September 30, 1997 and 1996                    4
                  Notes to Consolidated Financial statements             5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 10


     PART II

         Item 1.  Legal Proceedings                                     14
         Item 2.  Changes in Securities                                 15
         Item 3.  Defaults Upon Senior Securities                       15
         Item 4.  Submission of Matters to a Vote of Security Holders   15
         Item 5.  Other Information                                     17
         Item 6.  Exhibits and Reports on Form 8-K                      17


     SIGNATURES                                                         18

     EXHIBITS                                                           19

PART 1. - ITEM 1.  FINANCIAL STATEMENTS

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          SEPTEMBER 30,    JUNE 30,
                                                              1997           1997
                                                          -------------  ------------
ASSETS
------------------------------------------
Current assets
 Cash and cash equivalents                                      $ 8,138   $ 9,582
 Marketable securities                                            7,104     7,860
 Premiums, commission and service fees receivable                 2,606     5,275
 Other receivables                                                2,026     2,441
 Refundable federal income taxes                                    199       115
 Prepaid expenses and other                                         527       587
 Deferred income taxes                                              726       746
                                                                -------   -------
  Total current assets                                           21,326    26,606

Property and equipment, net                                      10,214    10,100
Intangible assets, net                                           10,377    10,557
Investments in and advances to affiliates                         4,400     4,400
Statutory reserves                                                3,941     3,937
Deferred income taxes                                             2,669     2,376
Other assets                                                      1,920     1,940
Net assets of discontinued operations                            20,120    19,746
                                                                -------   -------
                                                                $74,967   $79,662
                                                                =======   =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------
Current liabilities
 Current portion of long-term debt:
   Line of credit                                               $19,499   $19,356
   Term loans                                                     2,495     2,495
 Medical claims payable                                           7,205     8,735
 Accounts payable and accrued expenses                            5,443     6,539
 Accrued compensation and related benefits                        1,580     2,098
 Other current liabilities                                          546       380
                                                                -------   -------
   Total current liabilities                                     36,768    39,603

Long-term debt, less current portion                              1,289     2,017
Accrued rent                                                      1,575     1,599
Deferred income taxes                                             2,085     2,037

Shareholders' equity
 Preferred, 5,000,000 shares authorized; none issued                  -         -
 Common, 15,000,000 shares authorized;
   6,578,356 and 6,535,941 issued and
   outstanding at September 30, 1997
   and June 30, 1997                                             10,715    10,498
 Retained earnings                                               22,663    23,996
 Unrealized net holding losses on marketable securities            (128)      (88)
                                                                -------   -------
                                                                 33,250    34,406
                                                                -------   -------
                                                                $74,967   $79,662
                                                                =======   =======

          See accompanying notes to the financial statement

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ----------------------
                                                             1997        1996
                                                          ----------  ----------
REVENUES
Medical premiums                                          $   20,284  $   18,102
Management fees from related parties                           6,246       9,823
Interest and other income                                        502         556
                                                          ----------  ----------
     Total revenues                                           27,032      28,481


EXPENSES
Medical services                                              17,179      14,605
Marketing, general and administrative                         10,442      13,203
Depreciation and amortization                                  1,062       1,008
Interest expense                                                 330         399
                                                          ----------  ----------
     Total expenses                                           29,013      29,215


Loss from continuing operations before income tax credit      (1,981)       (734)
Income tax credit                                               (439)       (175)
                                                          ----------  ----------
Loss from continuing operations                               (1,542)       (559)
Discontinued operations, net of income taxes                     209         567
                                                          ----------  ----------
     NET (LOSS) EARNINGS                                  $   (1,333)  $       8
                                                          ==========  ==========
NET (LOSS) EARNINGS PER COMMON SHARE:

 LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS         $    (0.23)  $   (0.09)
                                                          ==========  ==========
 NET (LOSS) EARNINGS PER COMMON SHARE                     $    (0.20)  $    0.00
                                                          ==========  ==========


     See accompanying notes to the financial statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       ----------------------
                                                                         1997         1996
                                                                       ----------  ----------
OPERATING ACTIVITIES
  Net (loss) earnings                                                    $(1,333)     $     8
  Adjustments to reconcile net (loss) earnings to net cash
  used in operating activities:
    Discontinued operations                                                 (209)       (567)
    Depreciation and amortization                                           1,062       1,008
    Accrued rent                                                             (24)          29
    Deferred income taxes credit                                            (205)       (300)
    Changes in assets and liabilities
     Decrease in premiums, commissions and service fees receivable          2,669       2,789
     Decrease in other receivables                                            415         354
     Increase in refundable income taxes                                     (84)       (125)
     Decrease in prepaid expenses and other                                    60          44
     Increase in statutory reserves                                           (4)           -
     Decrease in other assets                                                   6           5
     Decrease in medical claims payable                                   (1,530)    (13,334)
     (Decrease) increase in accounts payable and accrued expenses         (1,096)       1,397
     Decrease in accrued compensation and related benefits                  (518)       (229)
     Increase in other current liabilities                                    166         614
                                                                       ----------  ----------
     Total adjustments                                                        708     (8,315)
                                                                       ----------  ----------
     Net cash used in operating activities                                  (625)     (8,307)

INVESTING ACTIVITIES
  Net decrease (increase) in marketable securities                            696        (26)
  Purchase of furniture and equipment                                       (890)       (680)
  (Increase) decrease in intangible assets                                   (91)         129
  Cash used in discontinued operations                                      (166)        (30)
                                                                       ----------  ----------
    Net cash used in investing activities                                   (451)       (607)

FINANCING ACTIVITIES
  Borrowings under line of credit agreement                                   143       1,815
  Payments made on long-term debt                                           (728)       (728)
  Proceeds from issuance of common stock                                      217           -
                                                                       ----------  ----------
    Net cash (used in) provided by financing activities                     (368)       1,087
                                                                       ----------  ----------
    Net decrease in cash and cash equivalents                             (1,444)     (7,827)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            9,582      23,679
                                                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  8,138     $15,852
                                                                       ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $   439      $  396
                                                                       ==========  ==========
  Income taxes paid                                                       $     -      $   90
                                                                       ==========  ==========

     See accompanying notes to the financial statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)



NOTE 1 - BASIS OF PREPARATION

     The financial statements as of and for the three months ended September 30, 1997 and 1996 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation thereof. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1998. Audited June 30, 1997 financial statements can be found in the Company's most recent Form 10-K with accompanying footnotes.

     The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation, and all of its majority-owned subsidiaries, together referred to as (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Interest of other investors in the Company's majority-owned subsidiaries are
accounted for as minority interests.   Non-majority investments in affiliates
in which management has the ability to exercise significant influence are recorded on the equity method. As discussed in Note 2, Corporate Healthcare Financing, Inc. and its wholly-owned Subsidiaries is presented as discontinued operations.

NOTE 2 -- ACQUISITIONS AND DISPOSITION


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

     Through September 30, 1997 and June 30,1997, the purchase price was cumulatively increased by $6.6 million, pursuant to a contingent promissory note that, depending upon CHF's earnings (as defined in the agreement) over seven years from the acquisition date, could increase the purchase price by a maximum amount of $6.6 million. At September 30, 1997, approximately $.1 million remained payable under the terms of this note.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)




     OMNICARE HEALTH PLAN, INC. OF TENNESSEE ("OMNICARE-TN")

     In February 1994, the Company entered into a long-term agreement to manage OmniCare-TN and effective July 1994 acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash. The excess of the purchase price over the Company's equity interest in the net assets of OmniCare-TN at the effective date of acquisition of approximately $4.1 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis.

     Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock, and 100% of the preferred stock, of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $.1 million and $10.9 million, respectively, of which $8.7 million represented the conversion of OmniCare-TN debt to the Company to equity and $2.3 million in cash. The acquisition was accounted for under the purchase method of accounting. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority common stock ownership interest. The excess of the purchase price over the fair value of the net assets acquired of approximately $3.3 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis. Goodwill is reduced by the subsequent utilization of OmniCare-TN's net operating losses.

     ULTRAMEDIX HEALTH CARE SYSTEMS, INC. ("ULTRAMEDIX")

     In February 1994, the Company entered into a long-term agreement to manage UltraMedix and acquired a 30.4% equity interest for approximately $1.4 million in cash. The excess of the purchase price over the Company's equity interest in the net assets of UltraMedix at the effective date of acquisition of approximately $1.7 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis.

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

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)



     SPECTERA, INC.

     Effective December 31, 1996, CHF acquired certain contract rights, assets and assumed certain liabilities of Spectera, Inc. for approximately $1.8 million in cash and debt. The excess purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been recorded as goodwill, and is included with net assets of discontinued operations in the accompanying balance sheet.


DISPOSITION

     On September 12, 1997, the Company's Board of Directors approved the proposed stock sale of CHF and subsidiaries for $30 million in cash to an entity related to the Company via common shareholders. CHF provides administrative services to self-funded employers and employee welfare plans, including health benefit plan design and development of workers' compensation and unemployment benefit programs.

     The sale, which is contingent upon the buyer securing financing, is expected to close in the Company's third quarter of fiscal 1998. In anticipation of this sale, the results of CHF and its subsidiaries are reported as discontinued operations in the consolidated financial statements for all periods presented.

     The assets and liabilities of CHF and its subsidiaries have been reported in the accompanying consolidated balance sheets as net assets of discontinued operations, except for cash and cash equivalents of $.5 million and $.8 million, which are included with cash and cash equivalents in the accompanying consolidated balance sheets as of September 30, 1997 and June 30, 1997, respectively.


     Discontinued operations are summarized as follows (in thousands):

                         THREE MONTHS ENDED
                            SEPTEMBER 30,
                         -------------------
                           1997       1996
                         --------   --------
Total revenues            $5,227      $5,131
Total expenses             5,018       4,564
                         --------   --------
Earnings from dis-
continued operations (1)  $  209      $  567
                         ========   ========

       (1) Net of income taxes of $117 and $608 for the three months ended September 30, 1997 and 1996, respectively.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

     CHF and subsidiaries balance sheets are summarized as follows (in thousands):

                                                     SEPTEMBER 30,     JUNE 30,
                                                        1997             1997
                                                     -------------     --------
ASSETS
-------------------------------------
 Cash and cash equivalents                              $   540         $   804
 Commission, service fees and other receivables, net      8,977           9,927
 Property and equipment, net                              2,116           2,126
 Intangibles, net                                         8,847           9,217
 Other assets                                             2,374             982
                                                     -----------     -----------
                                                        $22,854         $23,056
                                                     ===========     ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
-------------------------------------
 Accounts payable and accrued expenses                  $   935         $ 1,221
 Accrued compensation and related benefits                  648             627
 Payable to parent                                        2,103           2,202
 Debt payable within one year                               197             197
 Long-term debt                                             414             461
                                                     -----------     -----------
                                                          4,297           4,708
 Shareholder's equity                                    18,557          18,348
                                                     -----------     -----------
                                                        $22,854         $23,056
                                                     ===========     ===========

PRO FORMA EFFECTS OF THE CHF SALE

     On a pro forma basis, the CHF sale would have decreased the September 30, 1997 loss from continuing operations by approximately $.3 million ($.5 million pretax), or $0.05 per share. Approximately $.1 million represents investment income on invested net proceeds, and approximately $.2 million represents a reduction of interest expense resulting from the repayment of debt. On a pro forma basis, the impact on the September 30, 1997 Consolidated Balance Sheet would be to increase marketable securities by approximately $10 million, representing the net proceeds from the sale after payment of income taxes of approximately $3.8 million, and the reduction of debt by approximately $16 million.

NOTE 3 - NET (LOSS) EARNINGS PER COMMON SHARE
-------------------------------------------------------------------------------
     Net (loss) earnings per common share is based on the average number of shares of common stock outstanding during each period. The number of shares used in the computation of (loss) earnings per common share is 6,578,356 for the three months ended September 30, 1997 and 6,560,941 for the three months ended September 30, 1996.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                          SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)




NOTE 4 - CONTINGENCIES
--------------------------------------------------------------------------------

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

     Nevertheless, management concluded that continued defense of the litigation was depleting the available insurance pool and that an unfavorable outcome in excess of insurance policy limits could potentially have an adverse impact on the Company's financial position. Continuation of this litigation would have also diverted management's focus from operations. Based on these facts, management pursued settlement with the plaintiff. The parties have agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiff and payment by the Company of $3.25 million, of which the Company anticipates $2.1 million to be paid by the insurance carrier. The Company recorded an expense for the balance of $1.15 million as of June 30,
1997.   The pending settlement is subject to federal court approval.  The
Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW

     In September 1997, the Company announced its plans to sell the stock of its subsidiary, CHF. The sale is expected to be completed in January 1998, but is contingent upon the buyer obtaining financing. In accordance with accounting literature, CHF results are reported as discontinued operations in the consolidated financial statements for all periods presented. Also, see Note 2 to the Consolidated Financial Statements. The proposed sale for $30 million in cash will result in an estimated gain to the Company in 1998 of approximately $6.5 million or $1.00 earnings per share after closing costs and income taxes, and will provide cash flow to reduce debt and support enhancements in existing operations. There can be no assurances that this sale will be consummated.

     Consolidated losses from continuing operations totaled $1.5 million for the three months ended September 30, 1997, compared to losses of $.6 million for the three months ended September 30, 1996. Including discontinued operations, consolidated losses totaled $1.3 million for the three months ended September 30, 1997 and break even for the three months ended September 30, 1996, a loss per share of $.20 and zero, respectively.

     Results for the three months ended September 30, 1997 include net losses in the Company's Florida operations of $.5 million or $.08 per share, compared to losses of $1 million for the three months ended September 30, 1996 or $.16 per share. The constantly changing governmental environment in Florida has required the Company to change its marketing strategy to a commercial market focus. The $3.2 million increase in premium revenues from the three months ended September 30, 1996 to the current three month period is attributable primarily to the Company targeting the commercial market. WITH THE REALIGNMENT OF THE MEMBERSHIP MIX, CONTINUED INCREASED ENROLLMENT AND OPERATIONAL IMPROVEMENTS, PARTICULARLY RELATED TO THE COMPLETE INTEGRATION AND TESTING OF THE CLIENT/SERVER INFORMATION SYSTEM, PROVIDER CONTRACTING AND UTILIZATION AND CASE MANAGEMENT PRACTICES, MANAGEMENT BELIEVES IT CAN REVERSE THE CURRENT LOSS TREND EXPERIENCED BY THE FLORIDA HMO. The Company's fiscal 1998 results will greatly depend on its ability to successfully implement these goals in Florida.

     The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, with an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the Medicaid enrollment for OmniCare Health Plan, in Michigan ("OmniCare-MI"), a plan operated by the Company. In May 1997, OmniCare-MI was notified that it had been selected to participate in the State's program. Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the Medicaid eligibles to plans that were awarded contracts, but did, however, institute the rate reduction component of the new program effective July 1997. With the indefinite delay of the assignment of approximately 90,000 eligible recipients to the selected plans, and the implementation of the rate reductions of 10% to 15%, the operating revenues of OmniCare-MI and the resulting management fees to the Company will be affected in 1998. In the first quarter of 1998 the effect of the rate reductions on management fees was approximately $.6 million or $.06 per share net of taxes. The Company has been in constant communications with the State, in an attempt to prompt the State to implement the assignment component of the program. The State has given some indication that it may begin to assign the eligible members to selected health plans during the Company's third quarter. There can be no assurances that OmniCare-MI can control health care costs at the rate of the premium reductions or that the State will assign the eligible recipients.

     The Company previously managed the operations of Personal Physician Care Inc., in Ohio ("PPC") under a long-term management agreement that was terminated pursuant to binding arbitration, effective May 31, 1997, based in part on a dispute between the parties with respect to the payment of non-emergent transportation costs for enrollees as a marketing expense to be
incurred under the management agreement.   Earnings from this management
agreement for the three months ended September 30, 1996 was $.2 million or $.03 earnings per share.

      THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues from continuing operations decreased $1.5 million (5%), from $28.5 million in 1997 to $27.0 million in 1998.

     Medical premium revenues were $20.3 million in 1998, an increase of $2.2 million (12%) over medical premium revenues of $18.1 million in 1997. Medical premiums for OmniCare-TN decreased $1 million (7%), from $15.4 million in 1997 to $14.4 million in 1998. The net decrease is due to a decrease in member months resulting from enrollment adjustments. The enrollment at OmniCare-TN was approximately 42,600 at September 30, 1997, compared to approximately 48,400 at September 30, 1996, a decrease of 5,800 members (12%). The State of Tennessee's disenrollment of approximately 7,000 members in the quarter ending December 1996 was the primary reason for the enrollment decrease. This action was taken by the State based upon the return of undeliverable questionnaires mailed to members, which the State requested for continued participation. OmniCare-TN has contested the validity of this method of determining the continued eligibility of the Medicaid recipients and has contacted approximately 3,000 of these disenrolled members to request that they contact the State to regain their eligibility, retroactive from the date of disenrollment. The outcome of this effort is pending.

     Medical premiums for UltraMedix increased $3.2 million (119%), from $2.7 million in 1997 to $5.9 million in 1998. UltraMedix's enrollment at September 30, 1997 was approximately 20,100, an increase of 10,800 (116%) from the September 30, 1996 enrollment of approximately 9,300 members. UltraMedix has made significant enrollment gains in the commercial market since approval of its HMO license in October 1995. The increase in the commercial market was due in part to the State of Florida's unsuccessful initiative to mandate the enrollment of Medicaid eligibles into managed care. UltraMedix was selected to participate in this program and the contract award would have capped UltraMedix's Medicaid enrollment, including existing members, at approximately 48,000 during the contract period. Because of legal challenges from unsuccessful bidders to the State's request for proposal, the initiative has been halted indefinitely. To minimize the uncertainty related to rate reductions contemplated by the initiative, UltraMedix has retargeted its marketing efforts to expand its commercial business. This has contributed to the change in UltraMedix's enrollment mix from 92:8 (Medicaid-to-commercial) as of September 1996, to 46:54 as of September 1997.

     The average per member per month ("PMPM") premium rate in 1998 for OmniCare-TN was approximately $114 compared to $106 in 1997 (8%) and for UltraMedix, approximately $101 compared to $98 in 1997 (3%). MANAGEMENT EXPECTS THAT THE ULTRAMEDIX PMPM WILL BE AFFECTED BY THE CHANGE IN THE MEMBERSHIP MIX, REFLECTING HIGHER COMMERCIAL RATES.

     Management fees were $6.2 million in 1998, a decrease of $3.6 million (37%) from fees of $9.8 million in 1997. Operating revenues of OmniCare-MI decreased in 1998 due primarily to a net decrease in premium and enrollment rates of approximately 7% and 4%, respectively, which resulted in decreased management fees to the Company of approximately $1 million. As noted in the overview, the State initiative in Michigan was the primary factor for the reduced premium rates. The Company recognized $2.6 million in management fees from PPC in 1996 and, zero in 1998 due to the termination of the PPC management agreement in May 1997.

     Total expenses before income taxes from continuing operations totaled $29.0 million in 1998, compared to $29.2 million in 1997, a decrease of $.2 million (1%).

     Medical service expenses were $17.2 million in 1998, an increase of $2.6 million (18%) over medical service expenses of $14.6 million in 1997. Medical expenses for OmniCare-TN increased $.1 million (1%), from $12.1 million in 1997 to $12.2 million in 1998. Medical expenses for UltraMedix increased $2.5 million (50%), from $2.5 million in 1997 to $5.0 million in 1998. The percentage of medical service expenses to medical premium revenues, or the medical loss ratio ("MLR"), was 85% and 79% for OmniCare-TN in 1998 and 1997, respectively, and 84% and 91% for UltraMedix in 1998 and 1997, respectively.

     MANAGEMENT EXPECTS THAT THE MLR AT BOTH OMNICARE-TN AND ULTRAMEDIX WILL REMAIN RELATIVELY FLAT AND ULTIMATELY DECREASE AS THE COMPANY INSTITUTES CERTAIN CORRECTIVE ACTION STEPS OVER THE NEXT SEVERAL MONTHS.

     Marketing, general and administrative expenses ("MG&A") decreased $2.8 million (21%), from $13.2 million in 1997 to $10.4 million in 1998, due to the following: (i) termination of the PPC management agreement resulted in a $2.2 million decrease; (ii) MG&A for the corporate headquarters, including the cost to operate OmniCare-MI, decreased $.2 million; and (iii) a net decrease of approximately $.4 million related to the Company's Florida and Tennessee operations. Overall, MG&A as a percentage of management fees and medical premiums decreased 8% from 47% in 1997 to 39% in 1998.

     Depreciation and amortization in 1998 was $1.1 million, compared to $1 million in 1997, an increase of $.1 million (10%). The increase was due primarily to equipment purchases.

     Interest expense decreased approximately $.1 million (25%), from $.4 million in 1997 to $.3 million in 1998.

     As a result of the foregoing, the Company recognized losses from continuing operations before income taxes of $2.0 million for the three months ended September 30, 1997, compared to losses from continuing operations before income taxes of $.7 million for the three months ended September 30, 1996, a $1.3 million change. The federal statutory tax rate for continuing operations for both periods was approximately 34%. Goodwill amortization related to equity investments not deductible for tax purposes resulted in an effective tax rate of approximately 22% for the current three months compared to 24% for the prior year three months. Net losses from continuing operations was $1.5 million for the first three months of 1998, compared to net losses from continuing operations of $.6 million for the comparable period in 1997, a change of $.9 million.

     Earnings from discontinued operations, net of income taxes, was $.2 million for the three months ended September 30, 1997, compared to earnings of $.6 million for the three months ended September 30, 1996, a decrease of $.4 million. This change is due primarily to increased cost related to servicing the contract entered in June 1996 with the State of Maryland's Injured Workers' Insurance Fund.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had (i) cash and cash equivalents and short-term marketable securities of $15.4 million, compared to $17.4 million at June 30, 1997, (ii) working capital of negative $15.7 million, compared to $13.0 million at June 30, 1997, and (iii) a current assets-to-current-liabilities ratio of .58-to-1 compared to .67-to-1 at June 30, 1997. The principal sources of funds for the Company during the three months ended September 30, 1997 were net sale of marketable securities of $.7 million, debt borrowings of $.2 million and proceeds from issuance of common stock of $.2 million offset by $.6 million used in net operating activities, furniture and equipment additions of $.9 million, increase in intangible assets of $.1 million, investing cash used in discontinued operations of $.2 million and $.7 million to repay long-term debt.

     The Company has a $20 million unsecured line-of-credit commitment that expires in February 1998. The outstanding line of credit borrowings at September 30, 1997 were $19.5 million. The Company is currently negotiating with the bank to extend the maturity of the line of credit and to convert a portion of the borrowings from the line of credit to a term loan. The proposed sale of CHF for $30 million in cash is expected to reduce debt by approximately $16 million. There can be no assurances that the Company will be successful in its negotiations with the bank. At September 30, 1997, the Company was in violation of a debt covenant that set a floor on a debt service coverage ratio. The Company obtained a waiver for this provision from the lending institution. The Company's debt is collateralized by all of the assets of the Company.

     In previous fiscal years to satisfy applicable statutory requirements, the Company provided a $1 million letter of credit on behalf of, and a $1.0 million capital contribution to, OmniCare-LA, an HMO wholly-owned by the Company's Louisiana subsidiary and made a $2.1 million capital contribution to PhilCare, an HMO headquartered in Pennsylvania and owned 49% by the Company. The foregoing funds were provided by the Company from the line of credit arrangement. The Company anticipates additional funding requirements for its initiatives in Louisiana and Pennsylvania to approximate an aggregate amount of $7 million, and to be applied toward the establishment of statutory reserves and payment of operational costs. There can be no assurance that the Company will fund these requirements. The source for these funding requirements is anticipated from third party investors and borrowings.

     The Company anticipates that additional cash flow and working capital may be necessitated by business expansion needs (including potential acquisitions) and new marketing program requirements. The Company has submitted and expects to continue to submit proposals to governmental, quasi-governmental and private entities to provide managed care services. MANAGEMENT BELIEVES THAT AS IT CONTINUES TO PURSUE OTHER CONTRACTUAL RELATIONSHIPS, THE COMPANY'S CASH RESERVES, MARKETABLE SECURITIES, FUTURE CASH FLOWS FROM OPERATIONS, AND PROCEEDS FROM THE PROPOSED SALE OF CHF WILL BE SUFFICIENT TO ENABLE THE COMPANY TO CONTINUE TO DEVELOP ITS OPERATIONS, SUPPORT ITS ANTICIPATED BUSINESS EXPANSION AND SATISFY ITS WORKING CAPITAL NEEDS FOR THE FORESEEABLE FUTURE.


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

Based on these facts, management pursued settlement with the plaintiff. The parties have agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiff and payment by the Company of $3.25 million, of which the Company anticipates $2.1 million to be paid by the insurance carrier. The Company recorded an expense for the balance of $1.15
million as of ended June 30, 1997.   The pending settlement is subject to
federal court approval. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The Company desires to take advantage of this "safe harbor" and, accordingly, hereby IDENTIFIES FORWARD-LOOKING STATEMENTS THROUGH THE BOLD ITALIC TEXT WITHIN THE BODY OF THIS DOCUMENT and the following important factors which could cause the Company's actual financial and enrollment results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

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

      22.  Inability to restructure debt.


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


                                  UNITED AMERICAN HEALTHCARE CORPORATION



Dated:  November 14, 1997         By: /s/ Ronald R. Dobbins
                                      -----------------------------
                                      Ronald R. Dobbins
                                      President & Chief Operating Officer


Dated:  November 14, 1997         By: /s/ Jagannathan Vanaharam
                                      -----------------------------
                                      Jagannathan Vanaharam
                                      Senior Vice President-Finance & Treasurer

                                EXHIBIT INDEX



 Exhibit Number                     Description of Document
 --------------                     -----------------------

      27                            Financial data schedule