Form 10-Q
period 1997-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 1998-02-17
CIK 867963

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q



                      QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDED DECEMBER 31, 1997
                        Commission File Number: 000-18839

                                 ---------------

                     UNITED AMERICAN HEALTHCARE CORPORATION
               (Exact Name of Registrant as Specified in Charter)
                                 ---------------

         Michigan                                            38-2526913
         --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                     United American Healthcare Corporation
                     1155 Brewery Park Boulevard, Suite 200
                             Detroit, Michigan 48207
                                 (313) 393-0200
                   (Address, including zip code, and telephone
                  number, including area code, of registrant's
                          principal executive offices)
                                 ---------------


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


                          6,578,356 Common Shares as of
                                February 17, 1998

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I
         Item 1.    Financial Statements
                    Consolidated Balance Sheets--December 31, 1997
                      and June 30, 1997                                                                                 2
                    Consolidated Statements of Operations--Three and Six Months
                      Ended December 31, 1997 and 1996                                                                  3
                    Consolidated Statements of Cash Flows--Six Months
                      Ended December 31, 1997 and 1996                                                                  4
                    Notes to Consolidated Financial Statements                                                          5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                              11


PART II

         Item 1.    Legal Proceedings                                                                                  20
         Item 2.    Changes in Securities                                                                              21
         Item 3.    Defaults Upon Senior Securities                                                                    21
         Item 4.    Submission of Matters to a Vote of Security Holders                                                21
         Item 5.    Other Information                                                                                  21
         Item 6.    Exhibits and Reports on Form 8-K                                                                   23


SIGNATURES                                                                                                             24

EXHIBITS                                                                                                               25

PART 1. - ITEM 1.  FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            DECEMBER 31,            JUNE 30,
                                                                                               1997                   1997
                                                                                        ------------------    -----------------
                  ASSETS
                  ------------------------------------------------------------------
                 Current assets
                    Cash and cash equivalents                                                    $  9,580             $  9,582
                    Marketable securities                                                           7,066                7,860
                    Premiums, commission and service fees receivables                               2,361                5,275
                    Other receivables                                                               1,393                2,441
                    Refundable federal income taxes                                                 1,183                  115
                    Prepaid expenses and other                                                        476                  587
                    Deferred income taxes                                                             806                  746
                                                                                        ------------------    -----------------
                       Total current assets                                                        22,865               26,606

                  Property and equipment, net                                                       9,514               10,100
                  Intangible assets, net                                                            6,407               10,557
                  Investments in and advances to affiliates                                         4,400                4,400
                  Statutory reserves                                                                3,946                3,937
                  Deferred income taxes                                                             1,761                  339
                  Other assets                                                                      1,509                1,940
                  Net assets of discontinued operations                                            19,744               19,746
                                                                                        ------------------    -----------------
                                                                                                  $70,146              $77,625
                                                                                        ==================    =================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------------------------------------
                  Current liabilities
                    Current portion of long-term debt                                             $14,444              $15,868
                    Medical claims payable                                                         14,564                8,735
                    Accounts payable and accrued expenses                                           3,670                6,539
                    Accrued compensation and related benefits                                       1,746                2,098
                    Other current liabilities                                                         862                  380
                                                                                        ------------------    -----------------
                       Total current liabilities                                                   35,286               33,620

                  Long-term debt                                                                    8,000                8,000
                  Accrued rent                                                                      1,575                1,599

                  Shareholders' equity
                    Preferred, 5,000,000 shares authorized; none issued                                 -                    -
                    Common, 15,000,000 shares authorized; 6,578,356 and 6,535,941 issued and outstanding at December 31, 1997 and June 30,
                       1997                                                                        10,715               10,498
                    Retained earnings                                                              14,630               23,996
                    Unrealized net holding losses on marketable securities                           (60)                 (88)
                                                                                        ------------------    -----------------
                                                                                                   25,285               34,406
                                                                                        ------------------    -----------------
                                                                                                  $70,146              $77,625
                                                                                        ==================    =================


                  See accompanying notes to the financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                          THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                       ---------------------------------------     ---------------------------------------
                                            1997                  1996                   1997                  1996
                                       -----------------    ------------------     -----------------     -----------------
REVENUES
  Medical premiums                              $22,526               $16,028             $  42,810             $  34,130
  Management fees from related
    parties                                       6,213                 9,943                12,459                19,766
  Interest and other income                         453                   487                   955                 1,043
                                       -----------------    ------------------     -----------------     -----------------
        Total revenues                           29,192                26,458                56,224                54,939

EXPENSES
  Medical services                               21,860                13,298                39,039                27,903
  Marketing, general and
    administrative                               11,778                13,161                22,220                26,364
  Depreciation and amortization                   4,672                 1,009                 5,734                 2,017
  Interest expense                                  456                   366                   786                   765
                                       -----------------    ------------------     -----------------     -----------------
        Total  expenses                          38,766                27,834                67,779                57,049
                                       -----------------    ------------------     -----------------     -----------------
Loss from continuing operations
   before income tax credit                     (9,574)               (1,376)              (11,555)               (2,110)
Income tax credit                               (2,073)                 (351)               (2,512)                 (526)
                                       -----------------    ------------------     -----------------     ------------------
Loss from continuing operations                 (7,501)               (1,025)               (9,043)               (1,584)
Discontinued operations, net of
   income taxes                                   (532)                 1,139                 (323)                 1,706
                                       -----------------    ------------------     -----------------     ------------------
        NET (LOSS) EARNINGS                    $(8,033)             $     114             $ (9,366)            $      122
                                       =================    ==================     =================     ==================

NET (LOSS) EARNINGS PER COMMON SHARE:
   LOSS PER COMMON SHARE FROM
CONTINUING OPERATIONS                        $   (1.14)              $ (0.15)             $  (1.37)             $  (0.24)
                                       =================    ==================     =================     =================
   NET (LOSS) EARNINGS PER COMMON
SHARE                                        $   (1.22)             $     .02             $  (1.42)             $    0.02
                                       =================    ==================     =================     =================


        See accompanying notes to the financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                          SIX MONTHS ENDED
                                                                                                            DECEMBER 31,
                                                                                                    -----------------------------
                                                                                                       1997             1996
                                                                                                    ------------     ------------
      OPERATING ACTIVITIES
        Net (loss) earnings                                                                          $  (9,366)      $       122
        Adjustments to reconcile net (loss) earnings to net cash
         provided from (used in) operating activities:
            Discontinued operations, net of income taxes                                                    323          (1,706)
            Gain on disposal of assets                                                                     (91)                -
            Depreciation and amortization                                                                 5,734            2,017
            Accrued rent                                                                                   (24)               58
            Deferred income tax credit                                                                  (1,138)            (722)
            Changes in assets and liabilities
              Decrease in premiums, commission and service fees receivables                               2,914            3,571
              Decrease in other receivables                                                               1,048              703
              (Increase) decrease in refundable federal income taxes                                    (1,068)              168
              Decrease in prepaid expenses and other                                                        111               73
              (Increase) decrease in statutory reserves                                                     (9)            4,677
              Decrease in other assets                                                                      587              162
              Increase (decrease) in medical claims payable                                               5,829         (15,229)
              (Decrease) increase in accounts payable and accrued expenses                              (2,869)            1,261
              (Decrease) increase in accrued compensation and related benefits                            (352)              330
              Increase (decrease) in other current liabilities                                              482             (97)
                                                                                                    ------------     ------------
              Net cash provided from (used in) operating activities                                       2,111          (4,612)

      INVESTING ACTIVITIES
        Net decrease (increase) in marketable securities                                                    839          (2,738)
        Purchase of furniture and equipment                                                             (1,028)          (1,118)
        Cash used in discontinued operations                                                              (717)          (1,083)
                                                                                                    ------------     ------------
              Net cash used in investing activities                                                       (906)          (4,939)

      FINANCING ACTIVITIES
        Borrowings under line of credit agreement                                                           142            3,939
        Payments made on long-term debt                                                                 (1,566)            (728)
        Proceeds from issuance of common stock                                                              217                -
                                                                                                    ------------     ------------
              Net cash (used in) provided from financing activities                                     (1,207)            3,211
                                                                                                    ------------     ------------
              Net increase (decrease) in cash and cash equivalents                                          (2)          (6,340)

      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    9,582           22,961
                                                                                                    ============     ============
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $    9,580      $    16,621
                                                                                                    ============     ============

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid                                                                              $      814      $       765
                                                                                                    ============     ============
          Income taxes paid                                                                          $        -      $       469
                                                                                                    ============     ============

    See accompanying notes to the financial statements.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION

         The financial statements as of and for the six and three months ended December 31, 1997 and 1996 are unaudited, and in the opinion of management include all adjustments necessary for a fair presentation thereof. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1998. Audited June 30, 1997 financial statements can be found in the Company's most recent Form 10-K with accompanying footnotes.

         The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and all of its majority-owned subsidiaries, together referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation. Interest of other investors in the Company's majority-owned subsidiaries are accounted for as minority interests. Non-majority investments in affiliates in which management has the ability to exercise significant influence are recorded on the equity method. As discussed in Note 3, Corporate Healthcare Financing, Inc. and its wholly owned subsidiaries ("CHF") are presented as discontinued operations.

         Certain reclassifications have been made to prior years' financial statements amounts to conform to the current period classifications.


NOTE 2 - RESTRUCTURING

         As of December 31, 1997, the Company's accompanying financial statements reflect significant operating losses, negative working capital and a reduction in net worth. On January 12, 1998, as a result of this operating performance, the Company announced a major financial restructuring program, which is designed to cut the Company's cash losses and position the Company for profitable operations.

         Under the restructuring plan, the Company intends to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate the Company's investment in its affiliates and other assets and sell CHF. The Company expects restructuring charges in its third quarter, including estimated charges of approximately $.7 million and $.3 million of deferred HMO licensure costs in Louisiana and Pennsylvania, respectively, and $.1 million of severance expenses, but is not in a position to estimate the full range and magnitude of all such charges at this time.

         Restructuring actions taken subsequent to December 31, 1997, included employee downsizing, discontinuance of its activities in Louisiana, renegotiation of the Company's bank credit facility, and continuation of the Company's efforts to sell CHF. Additional activities, which are in process and are important for the overall success of the restructuring program, include management's efforts to achieve further cost reductions, accomplish certain asset sales, and maintain the Company's net

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

revenues. The primary source of future net revenues is expected to include those from certain healthcare plans owned or operated by the Company. If the projected net revenues for these healthcare plans are not maintained, without mitigation by further cost reductions and other asset sales, it would represent a significant adverse development for the Company and the restructuring program.


NOTE 3 - DISCONTINUED OPERATIONS


         In conjunction with the Company's intention to focus on core activities, it is the intention of management to sell substantially all of the assets and liabilities of CHF. CHF provides administrative services to self-funded employers and employee welfare plans, including health benefit plan design and development of workers' compensation and unemployment benefit programs. The assets and liabilities of CHF, except for cash and cash equivalents, have been reported in the accompanying consolidated balance sheet as net assets of discontinued operations as of December 31, 1997 and June 30, 1997.

         On September 12, 1997, the Company's Board of Directors approved a proposed stock sale of CHF for $30 million in cash to an entity related to the Company via common shareholders, contingent upon the buyer securing financing. The buyer was not able to obtain financing, and the Company's Board of Directors approved pursuing a modified agreement for such sale with the same buyer. In the event a sale to this buyer is not consummated, the Company intends to pursue other prospective buyers. The cash proceeds from the eventual sale of CHF could be less than $30 million and would provide cash flow to reduce debt and support enhancements in existing operations.

         Discontinued operations are summarized as follows (in thousands):

                                         THREE MONTHS ENDED DECEMBER 31,              SIX MONTHS ENDED DECEMBER 31,
                                       ---------------------------------------     ---------------------------------------
                                            1997                  1996                   1997                  1996
                                       -----------------    ------------------     -----------------     -----------------
Total revenues                                   $4,308                $4,417                $9,535                $9,548
Total expenses                                    4,840                 3,278                 9,858                 7,842
                                       =================    ==================     =================     =================
(Loss) earnings from discontinued
operations (1)                                   $(532)                $1,139                $(323)                $1,706
                                       =================    ==================     =================     =================

(1) Net of income tax (credit) of $(435) and $661 for the three months ended December 31, 1997 and 1996, respectively, and $(318) and $1,269 for the six months ended December 31, 1997 and 1996, respectively.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

         CHF and its subsidiaries' consolidated balance sheets are summarized as follows (in thousands):

                                                                             DECEMBER 31,            JUNE 30,
                                                                                 1997                  1997
                                                                          -----------------     -----------------
               ASSETS
               -------------------------------------------------------
                 Cash and cash equivalents                                         $   312               $   804
                 Commission, service fees and other receivables, net                 8,154                 9,927
                 Property and equipment, net                                         2,447                 2,126
                 Intangible assets, net                                              8,468                 9,217
                 Other assets                                                        2,872                   982
                                                                          -----------------     -----------------
                                                                                   $22,253               $23,056
                                                                          =================     =================

               LIABILITIES AND SHAREHOLDER'S EQUITY
               -------------------------------------------------------
                 Accounts payable and accrued expenses                             $   996               $ 1,221
                 Accrued compensation and related benefits                             639                   627
                 Payable to parent                                                   2,154                 2,202
                 Debt payable within one year                                          197                   197
                 Long-term debt                                                        365                   461
                                                                          -----------------     -----------------
                                                                                     4,351                 4,708
                 Shareholder's equity                                               17,902                18,348
                                                                          -----------------     -----------------
                                                                                   $22,253               $23,056
                                                                          =================     =================


     Effective December 31, 1996, CHF acquired certain contract rights and assets and assumed certain liabilities of Spectera, Inc. for approximately $1.8 million in cash and debt. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been recorded as goodwill, and is included with net assets of discontinued operations in the accompanying balance sheets.


NOTE 4 - DEBT

         In February 1998, the Company entered into a commitment letter for a line of credit facility with its current bank lender for $22.9 million. The purposes of the line of credit facility are to (i) renew the existing line of credit, (ii) increase the existing line of credit to pay off outstanding term loans with the same bank and (iii) provide for a letter of credit not to exceed $.5 million. The commitment letter requires the permanent reduction of the outstanding balance and the line of credit facility by (a) payment of 60% of the net cash sale proceeds from the sale of CHF, or otherwise to the lesser of the outstanding balance or $8 million, by February 1, 1999, and (b) cancellation of the $.5 million letter of credit by July 31, 1998. The maturity date of the line of credit facility is October 1, 1999. The Company's outstanding borrowings at December 31, 1997 on its existing line of credit and term loans is $22.4 million, with an additional $.5 million letter of credit issued under the existing line of credit facility.

         Pursuant to the commitment letter, interest is payable monthly at the bank's prime rate, with the principal due and payable at maturity. The interest rate on the line of credit facility will be

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                   (Unaudited)


increased to one percent in excess of the bank's prime rate if the outstanding balance and commitment to lend under the credit facility are not reduced to $8 million on or before November 1, 1998 and increased to two percent in excess of the bank's prime rate if CHF is not sold and the line of credit facility is not reduced to $8 million on or before February 1, 1999.

         The line of credit facility is secured by the stock of CHF. Financial covenants for minimum net worth, debt service coverage ratio and maximum debt to worth ratio will be established within 20 days after the earlier of either: (i) the sale of CHF and the bank's receipt of the Company's Form 10-K Annual Report for the year ended June 30, 1998 or (ii) February 1, 1999.


NOTE 5 - NET (LOSS) EARNINGS PER COMMON SHARE

         Basic net (loss) earnings per common share is based on the average number of shares of common stock outstanding during each period. The number of shares used in the computation of (loss) earnings per common share is 6,578,356 for the three and six months ended December 31, 1997 and 6,560,941 for the three and six months ended December 31, 1996.


         Approximately 42,000 shares of the Company's common stock are estimated to be purchased or were purchased under the Company's Employee Stock Purchase Plan for fiscal 1998 and 1997, respectively, at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the respective fiscal years. These shares were not included in the computation of diluted loss per share because the shares were antidilutive to the loss from continuing operations per share for the periods ended December 31, 1997, and had no impact per share for the periods ended December 31, 1996.


NOTE 6 - INTANGIBLE ASSETS

         Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Following the criteria set forth in SFAS 121, long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances, which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets.

         Based upon its most recent evaluation, the Company believes that the remaining goodwill related to the Company's purchase of UltraMedix Healthcare Systems, Inc. ("UltraMedix" or the "Plan"), the Company's majority owned HMO in Florida, of $3.5 million and the UltraMedix deferred HMO licensure cost of $.2 million are not recoverable, and has accordingly recognized the remaining unamortized balance during the quarter ended December 31, 1997. Also see Note 7.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

         The Company believes that the remaining intangible assets are recorded at their net recoverable value.


NOTE 7 - CONTINGENCIES

         As previously reported by the Company, certain present and former senior officers and the Company are named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") in August 1995. These lawsuits were consolidated by the Court into a single action. The parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs and payment by the Company of $3.25 million, of which the Company anticipates approximately $2.1 million to be paid by the insurance carrier. The Company recorded an expense for the balance of $1.15 million as of June 30, 1997. The pending settlement is subject to federal court approval following a court hearing on the fairness of the proposed settlement scheduled for April 27, 1998. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

         As of December 31, 1997, UltraMedix was not in compliance with the Florida Department of Insurance's ("FDOI") statutory solvency requirement. The FDOI requires that HMOs maintain a minimum statutory reserve as determined in accordance with statutory accounting practices of $.5 million. UltraMedix's statutory deficiency at December 31, 1997 is estimated at $4.5 million. This deficiency was determined by actuarial and extensive internal reviews of the Plan's medical claims experience at December 31, 1997, which resulted in an adjustment to the Plan's incurred but not reported ("IBNR") medical expenses of $4.5 million during the second quarter, $3.0 million after taxes. Unfavorable commercial market provider contract rates were determined to be the most significant contributing factor to the deterioration of the medical loss ratio in Florida from previous periods.

         As a result of the deficiency, on January 30, 1998, the Company, UltraMedix and the Plan's third-party administrator, United American of Florida, Inc. ("UA-FL"), a Company subsidiary, signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling the FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency (estimated at $4.5 million) by February 6, 1998. At this report date, the deficiency has not been cured and the FDOI has not petitioned the court to enter such consent order, but it may do so at any time. The Company, which has no present intention to cure the deficiency, is in discussions with potential buyers for the Plan.

         Pursuant to the stipulation and consent order (although such order has not yet been entered by the court): UltraMedix and UA-FL (the "Organizations") admitted that UltraMedix was statutorily insolvent as of December 31, 1997; the Company paid $.5 million to the FDOI to cover UltraMedix's claims incurred during and provider capitation payments due for the eight days ended February 6, 1998, and funded the Organizations' ordinary business expenses for the same period; the FDOI took over control of the Organizations' bank accounts; the Plan ceased enrolling new members; and the

  UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

Organizations continue to provide services to all of the Plan's subscribers and to process renewals on all policies as they come due. If the consent order is entered by the court, it will have the additional effect of appointing the FDOI as Receiver for the purposes of liquidation of the Organizations.

         No provision has been made for the ultimate outcome of this matter, as it cannot be predicted or reasonably estimated. A final resolution by the FDOI could require adjustments to the account activity currently recorded, including the need for future additional provisions. The Company expects additional adjustments related to this matter in future periods.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

OVERVIEW

         On January 12, 1998, the Company announced a major financial restructuring program. To oversee the Company's restructuring efforts, the Company named a new Chairman of the Board to serve in a non-executive capacity, with the day to day operations of United American continuing to be managed by the current Chief Executive Officer and President and Chief Operating Officer of the Company. United American engaged Arthur Andersen LLP to assist in the development and implementation of the financial restructuring program and named Thomas J. Allison as interim Chief Financial Officer of the Company. Mr. Allison also is the head of Arthur Andersen LLP's Chicago based Corporate Recovery Services Group.

         The Board of Directors of the Company adopted the financial restructuring plan, endorsed by the Board of Directors' audit committee, which is designed to cut the Company's cash losses and position the Company for profitable operations. Under the restructuring plan, the Company intends to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate the Company's investment in its affiliates and other assets and sell CHF.

         As of December 31, 1997, UltraMedix, the Company's majority owned HMO in Florida, was in non-compliance with the Florida Department of Insurance ("FDOI") statutory solvency requirement. The FDOI requires that HMOs maintain a statutory reserve as determined in accordance with statutory accounting practices of $.5 million. UltraMedix's statutory deficiency at December 31, 1997 is estimated at $4.5 million. This deficiency was determined by actuarial and extensive internal reviews of the Plan's medical claims experience at December 31, 1997, which resulted in an adjustment to the Plan's incurred but not reported ("IBNR") medical expenses of $4.5 million during the second quarter, $3.0 million after taxes. Unfavorable commercial market provider contract rates were determined to be the most significant contributing factors to the deterioration of the medical loss ratio in Florida from previous periods.

         As a result of the deficiency, on January 30, 1998, the Company, UltraMedix and the Plan's third-party administrator, United American of Florida, Inc. ("UA-FL"), a Company subsidiary, signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling the FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency (estimated at $4.5 million) by February 6, 1998. At this report date, the deficiency has not been cured and the FDOI has not petitioned the court to enter such consent order, but it may do so at any time. The Company, which has no present intention to cure the deficiency, is in discussions with potential buyers for the Plan. There can be no assurance whether a sale of the Plan may occur, whether the consent order may be entered, or what effect a sale, if any, might have in regard to the consent order.

         Pursuant to the stipulation and consent order (although such order has not yet been entered by the court): UltraMedix and UA-FL (the "Organizations") admitted that UltraMedix was statutorily insolvent as of December 31, 1997; the Company paid $.5 million to the FDOI to cover UltraMedix's claims incurred during and provider capitation payments due for the eight days ended February 6, 1998, and funded the Organizations' ordinary business expenses for the same period; the FDOI took over control of the Organizations' bank accounts; the Plan ceased enrolling new members; and the Organizations continue to provide services to all of the Plan's subscribers and to process renewals on all policies as they come due. If the consent order is entered by the court, it will have the additional effect of appointing the FDOI as Receiver for the purposes of liquidation of the Organizations.

         No provision has been made for the ultimate outcome of this matter, as it cannot be predicted or reasonably estimated. A final resolution by the FDOI could require adjustments to the account activity currently recorded, including the need for future additional provisions. The Company expects additional adjustments related to this matter in future periods.

         Restructuring actions taken subsequent to December 31, 1997, include employee downsizing at the Company's Corporate, Tennessee and Florida operations of approximately 60 persons or 9% of the work force, with annualized savings estimated at $3.0 million, discontinuance of its activities in Louisiana, renegotiation of the Company's bank credit facility, continuation of the Company's efforts to sell CHF and other expenditure reductions. The Company expects restructuring charges in its third quarter, including estimated charges of approximately $.7 million and $.3 million of deferred HMO licensure costs in Louisiana and Pennsylvania, respectively, and $.1 million of severance expenses, but is not in a position to estimate the full range and magnitude of all such charges at this time.



         In February 1998, the Company entered into a commitment letter for a line of credit facility with its current bank lender for $22.9 million. The purposes of the line of credit facility are to (i) renew the existing line of credit, (ii) increase the existing line of credit to pay off outstanding term loans with the same bank and (iii) provide for a letter of credit not to exceed $.5 million. The commitment letter requires the permanent reduction of the outstanding balance and the line of credit facility by (a) payment of 60% of the net cash sale proceeds from the sale of CHF, or otherwise to the lesser of the outstanding balance or $8 million, by February 1, 1999, and (b) cancellation of the $.5 million letter of credit by July 31, 1998. The maturity date of the line of credit facility is October 1, 1999. The interest rate could increase in the event of certain conditions. The Company's outstanding borrowings at December 31, 1997 on its existing line of credit and term loans is $22.4 million, with an additional $.5 million letter of credit issued under the existing line of credit facility. See Note 4 to the Consolidated Financial Statements for additional discussion.

         On September 12, 1997, the Company's Board of Directors approved a proposed stock sale of CHF for $30 million in cash to an entity related to the Company via common shareholders, contingent upon the buyer securing financing. The buyer was not able to obtain financing, and the Company's Board of Directors approved pursuing a modified agreement for such sale with the same buyer. In the event a sale to this buyer is not consummated, the Company intends to pursue other prospective buyers. The cash proceeds from the eventual sale of CHF could be less than $30 million and would provide cash flow to reduce debt and support enhancements in existing operations. There can be no assurances that a sale of CHF will be consummated.

         In December 1997, the Company completed the stock sale of ChoiceOne, its preferred provider organization, for $.2 million in cash.

         The Company previously managed the operations of Personal Physician Care Inc., in Ohio ("PPC") under a long-term management agreement that was terminated pursuant to binding arbitration, effective May 31, 1997, based in part on a dispute between the parties with respect to the payment of non-emergent transportation costs for enrollees as a marketing expense to be incurred under the management agreement. The termination of this agreement affects the year to date and quarter to quarter comparability of the Company's consolidated results of operations.

         The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, with an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the Medicaid enrollment for OmniCare Health Plan, in Michigan ("OmniCare-MI"), a plan operated by the Company. OmniCare-MI was selected to participate in the State's program. It was anticipated that approximately 90,000 additional eligible recipients would be assigned to the selected plans. The membership increase was expected to help offset the rate reductions under the program. Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the Medicaid eligible recipients to plans that were awarded contracts, but did institute the rate reduction component of the new program effective July 1997.

         With the indefinite delay of the assignment of the eligible recipients and with Medicaid rate reductions of 18% to 21%, the operating revenues of OmniCare-MI and the resulting management fees to the Company decreased in fiscal 1998. For the second quarter of fiscal 1998 and the six months ended December 31, 1997, the effect of the rate reductions on management fees was approximately $.8 million or $.08 per share and $1.3 million or $.13 per share, respectively. The State has begun to enroll certain of these eligible persons to selected health plans, including OmniCare-MI during the Company's third quarter ending March 31, 1998. Additionally, the Plan is expecting Medicaid rate increases effective in the Company's third quarter. While there can be no assurances that OmniCare-MI can control health care costs at the rate of the premium reductions, OmniCare-MI has begun to reduce certain medical fees paid to providers and is contemplating other actions to increase enrollment and further decrease medical expenses.

         The Company reported a loss from continuing operations totaling $7.5 million and $9.0 million for the three and six months ended December 31, 1997, respectively, compared to a loss of $1.0 million and $1.6 million for the three and six months ended December 31, 1996, respectively. Including discontinued operations, the loss totaled $8.0 million or $1.22 per share and $9.4 million or $1.42 per share for the three and six months ended December 31, 1997, respectively, compared to earnings of $.1 million for both the three and six months ended December 31, 1996, or $.02 per share for both periods.

         Results for the three months ended December 31, 1997 include a loss after taxes at the Company's Florida operations of $6.8 million or $1.03 per share, including $3.5 million of goodwill write-off and $3.0 million related to the increase of the IBNR medical expenses during the quarter, compared to a loss of $.9 million for the three months ended December 31, 1996. Florida operations for the current six month period resulted in a loss of $7.3 million or $1.11 per share, compared to a loss of $1.9 million or $.30 per share for the comparable period last year.

         The Company has not yet made a complete assessment of its Year 2000 issues or determined whether it has material Year 2000 issues, internally or with other entities with which the Company electronically interacts.

         SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996

         Total revenues from continuing operations increased $1.3 million (2%), from $54.9 million in the six months ended December 31, 1996 to $56.2 million in six months ended December 31, 1997.

         Medical premium revenues were $42.8 million in the first six months of fiscal 1998, an increase of $8.7 million (26%) over medical premium revenues of $34.1 million in the comparable period a year earlier. Medical premiums for OmniCare-TN increased $1.7 million (6%), from $28.7 million in the first six months of fiscal 1997 to $30.4 million in the first six months of fiscal 1998. $1.1 million of the increase relates to the Bureau of Tenncare's final annual payout in December 1997 to managed care organizations for high cost chronic conditions of their membership and new medical technologies. The total payments of $2.6 million for the service period January 1, 1996 to June 30, 1997 were $1.1 million in excess of the State of Tennessee's estimate for the same period.

         The remaining OmniCare-TN increase of $.6 million is due to rate increases offset by enrollment decreases. The per member per month ("PMPM") premium rate, based on an average membership of 43,000 for the current six months compared to 46,000 for the prior year's six months, was $119 in fiscal 1998 compared to $104 in fiscal 1997, an increase of 14%. Excluding the effects of the adverse selection and medical technologies settlements, rates increased approximately 9%. The State of Tennessee's disenrollment of approximately 7,000 members in the quarter ended December 1996 was the primary reason for the enrollment decrease. This action was taken by the State based upon the return of undeliverable questionnaires mailed to members, which the State requested for continued participation.

         Medical premiums for UltraMedix increased $7.0 million (130%), from $5.4 million in the first six months of fiscal 1997 to $12.4 million in the first six months of fiscal 1998. The average of UltraMedix's enrollment for the six months ended December 31, 1997 was approximately 20,300, an increase of 10,600 (109%) from an average enrollment of approximately 9,700 members for the comparable period a year earlier. The average UltraMedix

PMPM premium rate for the six month periods was approximately $102 in fiscal 1998 compared to $96 in fiscal 1997, a 6% increase.

         UltraMedix made significant enrollment gains in the commercial market since approval of its HMO license in October 1995. The increase in the commercial market was due in part to the State of Florida's unsuccessful initiative to mandate the enrollment of Medicaid eligibles into managed care. UltraMedix was selected to participate in this program and the contract award would have capped UltraMedix's Medicaid enrollment, including existing members, at approximately 48,000 during the contract period. Because of legal challenges from unsuccessful bidders to the State's request for proposals, the initiative has been halted indefinitely. To minimize the uncertainty related to rate reductions contemplated by the initiative, UltraMedix retargeted its marketing efforts to expand its commercial business. This contributed to the change in UltraMedix's enrollment mix from 82:18 (Medicaid-to-commercial) as of December 1996, to 43:57 as of December 1997.

         Management fees were $12.5 million in the first six months of fiscal 1998, a decrease of $7.3 million (37%) from fees of $19.8 million in the first six months of fiscal 1997. Operating revenues of OmniCare-MI decreased in such period in fiscal 1998 due primarily to a net decrease in premium and enrollment rates of approximately 9% and 4%, respectively, which resulted in decreased management fees to the Company of approximately $1.9 million. As noted in the overview, the State initiative in Michigan was the primary factor for the reduced premium rates. The Company recognized $5.4 million in management fees for the six months ended December 31, 1996 related to the PPC management agreement, which was terminated in May 1997.

         Total expenses before income taxes from continuing operations totaled $67.8 million in the six months ended December 31, 1997, compared to $57.0 million in the same period in fiscal 1997, an increase of $10.8 million (19%).

         Medical service expenses were $39.0 million in the six months ended December 31, 1997, an increase of $11.1 million (40%) over medical service expenses of $27.9 million in the same period in fiscal 1997. Medical expenses for OmniCare-TN increased $1.9 million (8%), from $23.0 million in such period in fiscal 1997 to $24.9 million in such period in fiscal 1998. Medical expenses for UltraMedix increased $9.2 million (188%), from $4.9 million in the first six months of fiscal 1997 to $14.1 million in the six months ended December 31, 1997. The percentage of medical service expenses to medical premium revenues, or the medical loss ratio ("MLR"), was 82% and 80% for OmniCare-TN in such periods in fiscal 1998 and 1997, respectively, and 114% and 89% for UltraMedix in such periods in fiscal 1998 and 1997, respectively. Management expects that the MLR at OmniCare-TN could increase as it expands into the commercial market.

         Based on actuarial and extensive internal reviews of the UltraMedix's medical claims experience at December 31, 1997, the Company recorded an adjustment to the Plan's IBNR medical expenses of $4.5 million during the second quarter of fiscal 1998, $3.0 million after taxes. Unfavorable commercial market provider contract rates were determined to be the most significant contributing factor to the deterioration of the medical loss ratio in Florida from previous periods.


         Marketing, general and administrative expenses ("MG&A") decreased $4.1 million (16%), from $26.4 million in the first six months of fiscal 1997 to $22.3 million in the first six months of fiscal 1998, due to the following: (i) termination of the PPC management agreement resulted in a $4.6 million decrease;
(ii) an increase in professional fees of $1.9 million related primarily to the financial restructuring program, information system development, and broker commissions in Florida; and (iii) decreases in salary cost of $.3 million, promotional and advertising activities of $.5 million, consumables of $.2 million and travel of $.2 million.

         Depreciation and amortization in the six months ended December 31, 1997 was $5.7 million, compared to $2.0 million in the six months ended December 31, 1996, an increase of $3.7 million (185%). $3.5 million of the increase relates to the Company's evaluation that the remaining goodwill related to the Company's purchase of UltraMedix was not recoverable. Also see Notes 6 and 7 to the Consolidated Financial Statements.

         As a result of the foregoing, the Company recognized a loss from continuing operations before income taxes of $11.6 million for the six months ended December 31, 1997, compared to a loss from continuing operations before income taxes of $2.1 million for the six months ended December 31, 1996, a $9.5 million change. The loss from continuing operations, net of income taxes, was $9.0 million for the first six months of fiscal 1998, compared to a loss from continuing operations, net of income taxes, of $1.6 million for the comparable period in fiscal 1997, a change of $7.4 million. The federal statutory tax rate for continuing operations for both periods was approximately 34%. Goodwill amortization related to equity investments not deductible for tax purposes resulted in an effective tax rate of approximately 22% for the current six months compared to 25% for the comparable prior six months.

         The loss from discontinued operations, net of income taxes, was $.3 million for the six months ended December 31, 1997, compared to earnings of $1.7 million for the six months ended December 31, 1996, a decrease of $2.0 million. This change is due primarily to increased cost related to servicing the contract entered in June 1996 with the State of Maryland's Injured Workers' Insurance Fund.

         The net loss for the six months ended December 31, 1997 was $9.4 million or $1.42 per share, compared to earnings of $.1 million for the comparable prior six month period, or $.02 per share.

         THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

         Total revenues from continuing operations increased $2.7 million (10%), from $26.5 million in the three months ended December 31, 1996 to $29.2 million in the three months ended December 31, 1997.
                                       16

         Medical premium revenues were $22.5 million in such period in fiscal 1998, an increase of $6.5 million (41%) over medical premium revenues of $16.0 million in such period in fiscal 1997. Medical premiums for OmniCare-TN increased $2.7 million (20%), from $13.3 million in such period in fiscal 1997 to $16.0 million in such period in fiscal 1998. $1.1 million of the increase relates to the Bureau of Tenncare's final annual payout in December 1997 to managed care organizations for high cost chronic conditions of their membership and new medical technologies.

         The remaining OmniCare-TN increase of $1.6 million is due to rate increases. The PMPM premium rate, based on an average membership of 43,000 for the current and comparable prior three month periods was $124 in fiscal 1998 compared to $101 in fiscal 1997, a 23% increase. Excluding the effects of the adverse selection and medical technologies settlements, rates increased approximately 11%.

         Medical premiums for UltraMedix increased $3.8 million (141%), from $2.7 million in the three months ended December 31, 1996 to $6.5 million in the three months ended December 31, 1997. The average of UltraMedix's enrollment for the three months ended December 31, 1997 was approximately 21,000, an increase of 11,300 (116%) from an average enrollment of approximately 9,700 members for the comparable period a year earlier. The average UltraMedix PMPM premium rate for such three month period was approximately $104 in fiscal 1998 compared to $96 in fiscal 1997, a 8% increase.

         Management fees were $6.2 million in such period in fiscal 1998, a decrease of $3.7 million (37%) from fees of $9.9 million in such period in fiscal 1997. Operating revenues of OmniCare-MI decreased in such period in fiscal 1998 due primarily to a net decrease in premium and enrollment rates of approximately 11% and 3%, respectively, which resulted in decreased management fees to the Company of approximately $1.0 million. As noted in the overview, the State initiative in Michigan was the primary factor for the reduced premium rates. The Company recognized $2.8 million in management fees for the three months ended December 31, 1996 related to the PPC management agreement, which was terminated in May 1997.

         Total expenses before income taxes from continuing operations totaled $38.8 million in the three months ended December 31, 1997, compared to $27.8 million in the three months ended December 31, 1996, an increase of $11.0 million (40%).

         Medical service expenses were $21.9 million in such period in fiscal 1998, an increase of $8.6 million (65%) over medical service expenses of $13.3 million in such period in fiscal 1997. Medical expenses for OmniCare-TN increased $1.7 million (16%), from $10.9 million in such period in fiscal 1997 to $12.6 million in such period in fiscal 1998. Medical expenses for UltraMedix increased $6.9 million (288%), from $2.4 million in the three months ended December 31, 1996 to $9.3 million in the comparable current three month period. The MLR was 79% and 82% for OmniCare-TN in such periods in fiscal 1998 and 1997, respectively, and 142% and 88% for UltraMedix in such periods in fiscal 1998 and 1997, respectively. Management expects that the MLR at OmniCare-TN could increase as it expands into the commercial market.

         Based on actuarial and extensive internal reviews of the UltraMedix's medical claims experience at December 31, 1997, the Company recorded an adjustment to the Plan's IBNR medical expenses of $4.5 million during the second quarter of fiscal 1998, $3.0 million after taxes. Unfavorable commercial market provider contract rates were determined to be the most significant contributing factor to the deterioration of the medical loss ratio in Florida from previous periods.


         MG&A decreased $1.4 million (11%), from $13.2 million in the three months ended December 31, 1996 to $11.8 million in the three months ended December 31, 1997, due to the following: (i) termination of the PPC management agreement resulting in a $2.4 million decrease; (ii) an increase in professional fees of $1.4 million related primarily to the financial restructuring program, information system development, and broker commissions in Florida; (iii) decreases in salary cost of $.3 million, promotional and advertising activities of $.2 million, consumables of $.1 million and travel of $.1 million; and (iv) increases in occupancy cost of $.1 million and minority interest of $.2 million.

         Depreciation and amortization in such period in fiscal 1998 was $4.7 million, compared to $1.0 million in such period in fiscal 1997, an increase of $3.7 million (370%). $3.5 million of the increase relates to the Company's evaluation that the remaining goodwill related to the Company's purchase of UltraMedix was not recoverable. Also see Notes 6 and 7 to the Consolidated Financial Statements.

         As a result of the foregoing, the Company recognized a loss from continuing operations before income taxes of $9.6 million for the three months ended December 31, 1997, compared to a loss from continuing operations before income taxes of $1.4 million for the three months ended December 31, 1996, a $8.2 million change. The loss from continuing operations, net of income taxes, was $7.5 million for such three months of fiscal 1998, compared to a loss from continuing operations, net of income taxes, of $1.0 million for the comparable period in fiscal 1997, a change of $6.5 million. The federal statutory tax rate for continuing operations for both periods was approximately 34%. Goodwill amortization related to equity investments not deductible for tax purposes resulted in an effective tax rate of approximately 22% for the current three months compared to 26% for the comparable prior three months.

         The loss from discontinued operations, net of income taxes, was $.5 million for the three months ended December 31, 1997, compared to earnings of $1.1 million for the three months ended December 31, 1996, a decrease of $1.6 million. This change is due primarily to increased cost related to servicing the contract entered in June 1996 with the State of Maryland's Injured Workers' Insurance Fund.

         The net loss for the three months ended December 31, 1997 was $8.0 million or $1.22 per share, compared to earnings of $.1 million for the comparable prior three month period, or $.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had (i) cash and cash equivalents and short-term marketable securities of $16.6 million, compared to $17.4 million at June 30, 1997, (ii) working capital of negative $12.4 million, compared to negative $7.0 million at June 30, 1997, and (iii) a current assets-to-current-liabilities ratio of .65-to-1 compared to .79-to-1 at June 30, 1997. The principal sources of funds for the Company during the six months ended December 31, 1997 were $2.1 million provided from net operating activities, net sale of marketable securities of $.8 million, debt borrowings of $.1 million and proceeds from the issuance of common stock of $.2 million offset by furniture and equipment additions of $1.0 million, investing cash used in discontinued operations of $.7 million and $1.5 million to repay long-term debt.

         In previous fiscal years to satisfy applicable statutory requirements, the Company provided a $1.0 million letter of credit on behalf of, and a $1.0 million capital contribution to, OmniCare-LA, an HMO wholly owned by the Company's Louisiana subsidiary, and made a $2.1 million capital contribution to PhilCare, an HMO headquartered in Pennsylvania and owned 49% by the Company. The foregoing funds were provided by the Company from its line of credit arrangement. Due to the discontinuance of its Louisiana operations, the Company intends to cancel its letter of credit commitment of $1.0 million and unrestrict the $1.0 million funded in satisfaction of applicable statutory requirements. The Company's Board of Directors has determined to withdraw from all of its involvement in Pennsylvania, and to pursue recouping its investment in Philcare.

         Proceeds from the proposed sale of CHF would provide cash flow to reduce debt and support enhancements in existing operations. There can be no assurances that a sale will be consummated. The Company is unable at this time to assess the capital requirements related to the final disposition of UltraMedix.

         The Company's ability to generate adequate amounts of cash to meet its cash needs will depend on a number of factors, including, in addition to those described immediately above, the accomplished and prospective results of its financial restructuring plan described earlier in this Item 2 under "Material Changes in Results of Operations - Overview" and Note 2 to the Consolidated Financial Statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported by the Company, certain present and former senior officers and the Company are named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") in August 1995. These lawsuits were consolidated by the Court into a single action. The parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs and payment by the Company of $3.25 million, of which the Company anticipates approximately $2.1 million to be paid by the insurance carrier. The Company recorded an expense for the balance of $1.15 million as of June 30, 1997.
The pending settlement is subject to federal court approval following a court hearing on the fairness of the proposed settlement scheduled for April
27, 1998. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

         On January 30, 1998, the Company, UltraMedix and UA-FL signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling the FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency (estimated at $4.5 million) by February 6, 1998. At this report date, the deficiency has not been cured and the FDOI has not petitioned the court to enter such consent order, but it may do so at any time. The Company, which has no present intention to cure the deficiency, is in discussions with potential buyers for the Plan. There can be no assurance whether a sale of the Plan may occur, whether the consent order may be entered, or what effect a sale, if any, might have in regard to the consent order.

         The basis for the stipulation and consent order was UltraMedix's noncompliance with the FDOI's requirement that HMOs maintain a minimum $.5 million statutory reserve as determined in accordance with statutory accounting practices. UltraMedix's statutory deficiency at December 31, 1997 is estimated at $4.5 million (see Note 7 to the Consolidated Financial Statements). Pursuant to the stipulation and consent order (although such order has not yet been entered by the court): UltraMedix and UA-FL (the "Organizations") admitted that UltraMedix was statutorily insolvent as of December 31, 1997; the Company paid $.5 million to the FDOI to cover UltraMedix's claims incurred during and provider capitation payments due for the eight days ended February 6, 1998, and funded the Organizations' ordinary business expenses for the same period; the FDOI took over control of the Organizations' bank accounts; the Plan ceased enrolling new members; and the Organizations continue to provide services to all of the Plan's subscribers and to process renewals on all policies as they come due. If the consent order is entered by the court, it will have the additional effect of appointing the FDOI as Receiver for the purposes of liquidation of the Organizations.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the shareholders of the Company was held on November 13, 1997, and the following action was taken: (i) re-election of Emmett
S. Moten, Jr., Louis J. Nicholas, and William B. Fitzgerald as directors of the Company to serve for three-year terms; and (ii) selection of Arthur Andersen LLP as independent auditors of the Company for the 1997-1998 fiscal year.

         Anita Gorham, Harcourt Harris, M.D., Vivian Carpenter, Ph.D. and Ronald Horwitz, Ph.D., whose terms expire in 1998, and Julius Combs, M.D., Ronald Dobbins, and William Brooks, whose terms expire in 1999, continued in office as directors of the Company after the meeting.

         After selecting Arthur Andersen LLP as its independent auditors for the fiscal year ending June 30, 1998, the Company engaged Arthur Andersen LLP to assist it in the development and implementation of a financial restructuring program and the Company selected the head of Arthur Andersen LLP's Corporate Recovery Services Group, Thomas J. Allison, in his individual capacity, as the Company's interim Chief Financial Officer.

         In view of the consulting services to be provided to the Company by Arthur Andersen LLP and the selection of the head of Arthur Andersen LLP's Corporate Recovery Services Group as interim Chief Financial Officer, Arthur Andersen LLP no longer had the independence required to serve as the Company's independent auditors. On January 12, 1998, the Company's Board of Directors, upon the recommendation of its Audit Committee, engaged KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.

ITEM 5.  OTHER INFORMATION.

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. The Company desires to take advantage of this "safe harbor" and, accordingly, hereby identifies the following important factors, the occurrence of which could cause the Company's actual financial and enrollment results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in forward-looking statements.

               1. Inability to increase premiums and prospective or retroactive reductions in premium rates.

               2. Discontinuation of, limitations upon or restructuring of government-funded programs.

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

               6. Failure to obtain new customer bases or retain existing customer bases; reductions in work force by existing customers or failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.

               7.   Client terminations of management agreements.

               8. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.

               9.   Adverse publicity and media coverage.

               10.  Inability to carry out marketing and sales plans.

               11.  Loss or retirement of key executives.

               12. Governmental financial assessments or taxes to subsidize uncompensated care, other insurance carriers or academic medical institutions.

               13. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.

         14. The selection by employers and individuals of higher co-payment/deductible/coinsurance plans with relatively lower premiums or margins.

         15. Adverse impact upon the Company's medical loss ratio of greater net enrollment in higher medical loss ratio lines of business such as Medicare and Medicaid.

         16. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.

         17. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or management information systems expenditures.

         18. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.

         19. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).

         20.  Adverse results from significant litigation matters.

         21. Interest rate changes causing a reduction of investment income or in the market value of interest rate sensitive investments.

         22.  Inability to restructure debt.

         23.  Inability to sell CHF.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (A).

         (a)  Exhibits

              Exhibit Number                     Description of Document
              -----------------------            -----------------------

              27                                 Financial data schedule

         (B)  REPORTS ON FORM 8-K

              Dated                              Items Reported
              -----------------------            --------------

              October 23, 1997 (1) (2)           4 and 7
              January 12, 1998 (2)               4, 5 and 7

              (1) Filed October 30, 1997; amended 8-K/A filed
                  November 12, 1997.

              (2) No financial statements were filed

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  February 17, 1998                By: /s/ Ronald R. Dobbins
                                            ------------------------------
                                            Ronald R. Dobbins
                                            President & Chief Operating Officer

Dated:  February 17, 1998                By: /s/ Thomas J. Allison
                                            ------------------------------
                                            Thomas J. Allison
                                            Interim Chief Financial Officer

                                  EXHIBIT INDEX


     Exhibit Number                 Description of Document
     --------------                 -----------------------

     27                             Financial data schedule