Form 10-Q
period 1998-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 1998-05-15
CIK 867963

                     Securities and Exchange Commission
                            Washington, DC 20549

                                  FORM 10-Q

                        QUARTERLY REPORT PURSUANT TO

                         SECTION 13 OR 15(D) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                                   FOR THE
                    QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                         6,578,356 Common Shares as of

                                  May 15, 1998

                   UNITED AMERICAN HEALTHCARE CORPORATION

                                  FORM 10-Q


TABLE OF CONTENTS



PART I

     Item 1.  Condensed Financial Statements--Unaudited
              Consolidated Balance Sheets--March 31, 1998
               and June 30, 1997                                              2
              Consolidated Statements of Operations--Three and Nine Months
               Ended March 31, 1998 and 1997                                  3
              Consolidated Statements of Cash Flows--Nine Months
               Ended March 31, 1998 and 1997                                  4
              Notes to Unaudited Condensed Consolidated Financial Statements  5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           12


 PART II

     Item 1.  Legal Proceedings                                              21
     Item 2.  Changes in Securities                                          21
     Item 3.  Defaults Upon Senior Securities                                21
     Item 4.  Submission of Matters to a Vote of Security Holders            21
     Item 5.  Other Information                                              22
     Item 6.  Exhibits and Reports on Form 8-K                               25


SIGNATURES                                                                   26

EXHIBITS                                                                     27

                                   PART I.

ITEM 1.  FINANCIAL STATEMENTS

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)



                                                             MARCH 31,  JUNE 30,
                                                               1998       1997
                                                             ---------  --------
 ASSETS
---------------------------------------------------------
 Current assets
  Cash and cash equivalents                                   $ 9,609   $ 9,582
  Marketable securities                                         4,322     7,860
  Premiums, commission and service fees receivables             3,973     5,275
  Other receivables                                             2,160     2,441
  Refundable federal income taxes                               1,153       115
  Prepaid expenses and other                                      452       587
  Deferred income taxes                                           726       746
                                                             --------   -------
    Total current assets                                       22,395    26,606

  Property and equipment, net                                   7,640    10,100
  Intangible assets, net                                        6,387    10,557
  Investments in and advances to affiliates                     2,100     4,400
  Statutory reserves                                            1,900     3,937
  Deferred income taxes                                         3,159       339
  Other assets                                                    584     1,940
  Net assets of discontinued operations                        19,490    19,746
                                                             --------   -------
                                                              $63,655   $77,625
                                                             ========   =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------
 Current liabilities
  Current portion of long-term debt                           $14,444   $15,868
  Medical claims payable                                       17,066     8,735
  Accounts payable and accrued expenses                         2,276     6,539
  Accrued compensation and related benefits                     1,389     2,098
  Other current liabilities                                       497       380
                                                             --------   -------
    Total current liabilities                                  35,672    33,620

 Long-term debt                                                 8,000     8,000
 Accrued rent                                                   1,575     1,599

 Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued         -         -
  Common stock, 15,000,000 shares authorized; 6,578,356 and
   6,535,941 issued and outstanding, respectively              10,715    10,498
  Retained earnings                                             7,752    23,996
  Unrealized net holding losses on marketable securities          (59)      (88)
                                                             --------   -------
                                                               18,408    34,406
                                                             --------   -------
                                                              $63,655   $77,625
                                                             ========   =======


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)






                                                            THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                                                           ------------------------------  ------------------------------
                                                                1998            1997            1998            1997
                                                           --------------  --------------  --------------  --------------
REVENUES
 Medical premiums                                                $19,614         $17,585        $ 62,424         $51,715
 Management fees from related parties                              6,407          10,004          18,866          29,770
 Interest and other income                                           635             449           1,590           1,492
                                                           -------------   -------------   -------------   -------------
     Total revenues                                               26,656          28,038          82,880          82,977

EXPENSES
 Medical services                                                 17,035          12,843          56,074          40,746
 Marketing, general and administrative                            15,283          13,464          37,503          39,828
 Depreciation and amortization                                     2,102           1,058           7,836           3,075
 Interest expense                                                    424             386           1,210           1,151
                                                           -------------   -------------   -------------   -------------
     Total expenses                                               34,844          27,751         102,623          84,800
                                                           -------------   -------------   -------------   -------------
Loss from continuing operations before
 income tax (benefit) expense                                     (8,188)            287         (19,743)         (1,823)
Income tax (benefit) expense                                      (1,108)            302          (3,620)           (224)
                                                           -------------   -------------   -------------   -------------
Loss from continuing operations                                   (7,080)            (15)        (16,123)         (1,599)
Discontinued operations, net of income
 taxes                                                               202             431            (121)          2,137
                                                           -------------   -------------   -------------   -------------
     NET (LOSS) EARNINGS                                         $(6,878)        $   416        $(16,244)        $   538
                                                           =============   =============   =============   =============
NET (LOSS) EARNINGS PER COMMON SHARE:
 LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS                $ (1.08)        $   .00        $  (2.45)        $ (0.24)
                                                           =============   =============   =============   =============

 NET (LOSS) EARNINGS PER COMMON SHARE                            $ (1.05)        $   .06        $  (2.47)        $  0.08
                                                           =============   =============   =============   =============


See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)



                                                                           NINE MONTHS ENDED MARCH 31,
                                                                          ------------------------------
                                                                               1998            1997
                                                                          --------------  --------------
OPERATING ACTIVITIES
 Net (loss) earnings                                                           $(16,244)       $    538
 Adjustments to reconcile net (loss) earnings to net cash
  provided from (used in) operating activities:
   Discontinued operations, net of income taxes                                     121          (2,137)
   Bad debt expense                                                               2,300               -
   Gain on disposal of assets                                                      (102)              -
   Depreciation and amortization                                                  7,836           3,075
   Accrued rent                                                                     (24)             87
   Deferred income tax benefit                                                   (2,816)           (841)
   Minority interest in consolidated affiliate                                        -             564
   Changes in assets and liabilities
    Decrease in premiums, commission and service fees receivables                 1,302           2,443
    Decrease in other receivables                                                   281           1,538
    (Increase) decrease in refundable federal income taxes                       (1,038)            893
    Decrease in prepaid expenses and other                                          135              73
    Decrease in statutory reserves                                                2,037           4,091
    Decrease (increase) in other assets                                           1,356             (59)
    Increase (decrease) in medical claims payable                                10,641         (17,684)
    Decrease in accounts payable and accrued expenses                            (4,763)         (1,595)
    (Decrease) increase in accrued compensation and related benefits               (709)            108
    Increase in other current liabilities                                           118             106
                                                                          -------------   -------------
    Net cash provided from (used in) operating activities                           431          (8,800)
INVESTING ACTIVITIES
 Net decrease (increase) in marketable securities                                 3,583          (1,675)
 Purchase of furniture and equipment                                             (1,195)         (1,695)
 Increase in intangible assets                                                     (284)              -
 Cash used in discontinued operations                                            (1,301)         (1,453)
                                                                          -------------   -------------
     Net cash provided by (used in) investing activities                            803          (4,823)
FINANCING ACTIVITIES
 Borrowings under line of credit agreement                                          142           4,367
 Payments made on long-term debt                                                 (1,566)         (2,139)
 Proceeds from issuance (repurchase) of common stock                                217            (127)
                                                                          -------------   -------------
     Net cash (used in) provided from financing activities                       (1,207)          2,101
                                                                          -------------   -------------
     Net increase (decrease) in cash and cash equivalents                            27         (11,522)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  9,582          23,679
                                                                          -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  9,609        $ 12,157
                                                                          =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                $  1,406        $  1,000
                                                                          =============   =============
  Income taxes paid                                                            $     61        $  1,000
                                                                          =============   =============



See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 AND 1997




NOTE 1 - BASIS OF PREPARATION


     The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and all of its majority-owned subsidiaries, together referred to as the "Company". All significant inter-company transactions and balances have been eliminated in consolidation. Interest of other investors in the Company's majority-owned subsidiaries is accounted for as minority interests. Non-majority investments in affiliates in which management does not have the ability to exercise significant influence are recorded on the cost method. As discussed in Note 3, Corporate Healthcare Financing, Inc. and its wholly owned subsidiaries ("CHF") are presented as discontinued operations.


     The financial statements as of and for the nine and three months ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation thereof. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1998. Audited June 30, 1997 financial statements, with accompanying footnotes, can be found in the Company's most recent Form 10-K.

     Certain reclassifications have been made to prior years' financial statements' amounts to conform to the current period classifications.

NOTE 2 - RESTRUCTURING AND LIQUIDITY

     On January 12, 1998, as a result of significant operating losses, negative working capital and a reduction in net worth, the Company announced a major financial restructuring program, which is designed to cut the Company's cash losses and position the Company for profitable operations.

     The restructuring program encompassed Company plans to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate the Company's investment in its affiliates and other assets, and sell CHF. During the quarter ended March 31, 1998, the Company recognized restructuring charges of approximately $.7 million and $.3 million related to the write-off of deferred HMO licensure costs in Louisiana and Pennsylvania, respectively, $.1 million of severance expenses, and $2.3 million in bad debt expense related to the valuation of the Company's investment in Advica (formerly HealthScope), recognizing a $2.3 million loss related to the liquidation of assets and certain liabilities of the Florida operations, and the $.8 million write-off or revaluation of obsolete and other property and equipment.

     Other restructuring actions taken through March 31, 1998 included employee downsizing, discontinuance of the Company's activities in Louisiana, renegotiation of the Company's bank credit facility, and continuation of the Company's efforts to sell CHF. Additional activities, which are in process and are important for the overall success of the restructuring program, include management's efforts to achieve further cost reductions, accomplish certain asset sales, and maintain the Company's net revenues. The primary source of future net revenues is expected to include those from certain health care plans owned or operated by the Company. If the projected net revenues for these health

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           MARCH 31, 1998 AND 1997



care plans are not maintained, without mitigation by further cost reductions and other asset sales, it would represent a significant adverse development for the Company and the restructuring program.

     As indicated in the three preceding paragraphs, the Company's ability to generate adequate amounts of cash to meet its cash needs and to maintain existing operations will be dependent on the success of the aforementioned restructuring activities and other management initiatives. At March 31, 1998, the Company had cash and cash equivalents and short-term marketable securities of $13.9 million, compared to $17.4 million at June 30, 1997. The Company believes that these assets, when combined with the restructuring activities and operations, are sufficient to meet its obligations in the normal course of business. If the restructuring activities are not successful to the extent of meeting the cash needs of the Company, the results would represent a significant adverse development for the Company.


NOTE 3 - DISCONTINUED OPERATIONS


     In conjunction with the Company's intention to focus on core activities, it is the intention of management to sell CHF. CHF provides administrative services to self-funded employers and employee welfare plans, including health benefit plan design and development of workers' compensation and unemployment benefit programs. The assets and liabilities of CHF, except for cash and cash equivalents, have been reported in the accompanying unaudited condensed consolidated balance sheet as net assets of discontinued operations as of March 31, 1998 and June 30, 1997.

     On September 12, 1997, the Company's Board of Directors approved a proposed stock sale of CHF for $30 million in cash, contingent upon the buyer securing financing. The buyer was unable to obtain financing, and the sale did not occur. On May 14, 1998, the Company's Board of Directors approved a new proposed stock sale of CHF to a privately held national employee leasing company for $16 million in cash plus $2.5 million of the proposed buyer's preferred stock, bearing 6% annual preferred dividend payable in stock for three years and, thereafter, a 14% annual preferred dividend payable in cash. In the event this sale is not consummated, the Company intends to pursue other prospective buyers. The cash proceeds from the sale of CHF would be used to reduce debt and provide security for the Company's bank indebtedness.

     Discontinued operations are summarized as follows (in thousands):


                              THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,
                             ------------------------------  ------------------------------
                                  1998            1997            1998            1997
                             --------------  --------------  --------------  --------------
Total revenues                       $6,047          $5,009        $15,582          $14,557
Total expenses                        5,845           4,578         15,703           12,420
                             --------------  --------------  --------------  --------------
(Loss) earnings from
discontinued operations (1)          $  202          $  431        $  (121)         $ 2,137
                             ==============  ==============  ==============  ==============

       (1) Net of income tax of $369 and $176 for the three months ended March 31, 1998 and 1997, respectively, and $51 and $1,445 for the nine months ended March 31, 1998 and 1997, respectively.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           MARCH 31, 1998 AND 1997




     CHF and its subsidiaries' consolidated balance sheets are summarized as follows (in thousands):


                                                        MARCH 31,   JUNE 30,
                                                          1998        1997
                                                       -----------  ---------
 ASSETS
---------------------------------------------------
Cash and cash equivalents                                  $   754    $   804
Commission, service fees and other receivables, net         10,062      9,927
Property and equipment, net                                  2,738      2,126
Intangible assets, net                                       8,089      9,217
Other assets                                                 1,218        982
                                                       -----------  ---------
                                                           $22,861    $23,056
                                                       ===========  =========
 LIABILITIES AND SHAREHOLDER'S EQUITY
---------------------------------------------------
Accounts payable and accrued expenses                      $ 1,244    $ 1,221
Accrued compensation and related benefits                      861        627
Payable to parent                                            2,196      2,202
Debt payable within one year                                   197        197
Long-term debt                                                 315        461
                                                       -----------  ---------
                                                             4,813      4,708
Shareholder's equity                                        18,048     18,348
                                                       -----------  ---------
                                                           $22,861    $23,056
                                                       ===========  =========

     Effective December 31, 1996, CHF acquired certain contract rights and assets and assumed certain liabilities of Spectera, Inc. for approximately $1.8 million in cash and debt. The excess of the purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been recorded as goodwill and is included with net assets of discontinued operations in the accompanying unaudited condensed consolidated balance sheets.

NOTE 4 - DEBT


     On March 12, 1998, effective as of February 1, 1998, the Company entered into an amended loan agreement and promissory note for a line of credit facility with its current bank lender for $22.9 million. The purposes of the line of credit facility are to (i) renew the existing line of credit, (ii) increase the existing line of credit to pay off outstanding term loans with the same bank, and (iii) provide for a letter of credit not to exceed $.5 million. The agreement requires the permanent reduction of the outstanding balance and the line of credit facility by (a) payment of 60% of the net cash sale proceeds from the sale of CHF, or otherwise to the lesser of the outstanding balance or $8 million, by February 1, 1999, and (b) cancellation of the $.5 million letter of credit by July 31, 1998. The maturity date of the line of credit facility is October 1, 1999. The Company's outstanding borrowings at March 31, 1998 on its line of credit and term loans is $22.4 million, with an additional $.5 million letter of credit issued under the line of credit facility.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           MARCH 31, 1998 AND 1997



     Pursuant to the promissory note, interest is payable monthly at the bank's prime rate (8.5% at March 31, 1998), with the principal due and payable at maturity. The interest rate on the line of credit facility will be increased to one percent in excess of the bank's prime rate if the outstanding balance and commitment to lend under the credit facility are not reduced to $8 million on or before November 1, 1998 and increased to two percent in excess of the bank's prime rate if CHF is not sold and the line of credit facility is not reduced to $8 million on or before February 1, 1999.


     The line of credit facility is secured by the stock of CHF. Financial covenants for minimum net worth, debt service coverage ratio, and maximum debt to worth ratio will be established within 20 days after the earlier of either:
(i) the sale of CHF and the bank's receipt of the Company's Form 10-K Annual Report for the year ended June 30, 1998, or (ii) February 1, 1999.


     On May 13, 1998, the bank conditionally approved the Company's request for a waiver of a restrictive covenant in their loan agreement, subject to requirements that the Company has accepted. Such requirements include, among other things: (i) closing of the new proposed stock sale of CHF (discussed in Note 3) on or before July 1, 1998, unless extended by the bank for cause; (ii) permanent reduction of the Company's outstanding indebtedness to the bank ("Bank Debt") by $12 million from the cash sale proceeds received at such closing; (iii) deposit of the remaining net sale proceeds in a cash collateral account as security for the remaining Bank Debt; (iv) the Company's pledge to the bank of the preferred stock of the buyer received as part of the CHF purchase price, as additional security; (v) in the event that OmniCare Health Plan in Michigan ("OmniCare-MI"), a plan operated by the Company, were placed in receivership, application of the cash collateral account in permanent reduction of the Bank Debt; (vi) that any default by OmniCare-MI under any arrangement made with Michigan insurance regulators would be a cross-default under the Bank Debt; and (vii) that the Company will use its best efforts to cause its wholly owned subsidiary, United American Healthcare of Pennsylvania, to pledge to the bank whatever interest it has in or to preferred stock of PhilCare Health Systems, Inc.


NOTE 5 - NET (LOSS) EARNINGS PER COMMON SHARE

     Basic net (loss) earnings per common share is based on the average number of shares of common stock outstanding during each period. The number of shares used in the computation of (loss) earnings per common share is 6,578,356 for the three and nine months ended March 31, 1998 and 6,560,941 for the three and nine months ended March 31, 1997.

     Approximately 27,000 shares of the Company's common stock are estimated to be purchased and approximately 42,000 shares were purchased under the Company's Employee Stock Purchase Plan for fiscal 1998 and 1997, respectively, at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the respective fiscal years. These shares were not included in the computation of diluted loss per share because the shares were antidilutive to the loss from continuing operations per share for the period ended March 31, 1998 and had no impact per share for the period ended March 31, 1997.

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           MARCH 31, 1998 AND 1997



NOTE 6 - LONG-LIVED ASSETS

     Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Following the criteria set forth in SFAS 121, long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances that would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets.


     During the quarter ended December 31, 1997, the Company wrote off the remaining goodwill related to its purchase of UltraMedix Healthcare Systems, Inc. ("UltraMedix" or the "Plan"), the Company's majority owned HMO in Florida, of $3.5 million, and the UltraMedix deferred HMO licensure cost of $.2 million. Also see Note 7. The Company also established a valuation allowance of $2.3 million on its investment in Advica (formerly HealthScope).


     The Company believes that the remaining intangible assets are recorded at their net recoverable value.

NOTE 7 - CONTINGENCIES

     As previously reported by the Company, certain present and former senior officers and the Company are named as defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") in August 1995. The Court consolidated these lawsuits into a single action. In January 1998, the parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs and payment by the Company of $3.25 million, of which the Company anticipates the insurance carrier to pay approximately $2.1 million. The Company recorded an expense for the balance of $1.15 million as of June 30, 1997. In late April 1998, the Company informed the plaintiffs' counsel and the Court that the Company would not be able to fully fund its portion of the tentative settlement amount. Any settlement is subject to federal court approval following a court hearing on the fairness of the proposed settlement, scheduled for April 27, 1998 and adjourned on that date to June 1, 1998, to allow the parties time to attempt to agree on a restructured settlement proposal. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

     As of December 31, 1997, UltraMedix was not in compliance with the Florida Department of Insurance's ("FDOI") statutory solvency requirement. The FDOI requires that HMOs maintain a minimum statutory reserve as determined in accordance with statutory accounting practices of $.5 million. UltraMedix's statutory deficiency at December 31, 1997 was estimated at $4.5 million. This deficiency was determined by actuarial and extensive internal reviews of the Plan's medical claims experience at December 31, 1997, which resulted in an adjustment to the Plan's incurred but

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                            MARCH 31, 1998 AND 1997




not reported ("IBNR") medical expenses of $4.5 million during the second quarter--$3.0 million after taxes.

     As a result of the deficiency, on January 30, 1998, the Company, UltraMedix and the Plan's third-party administrator, United American of Florida, Inc. ("UA-FL"), a Company subsidiary, signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling the FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency (estimated at $4.5 million) by February 6, 1998. On February 26, 1998, the deficiency had not been cured and pursuant to the FDOI's petition, the Florida court entered such consent order.

     Pursuant to the stipulation and consent order: UltraMedix and UA-FL (the "Organizations") admitted that UltraMedix was statutorily insolvent as of December 31, 1997; the Company paid $.5 million to the FDOI to cover UltraMedix claims incurred during and provider capitation payments due for the eight days ended February 6, 1998, and funded the Organizations' ordinary business expenses for the same period; the FDOI took control of the Organizations' bank accounts; the Plan ceased enrolling new members; and the Organizations continued to provide services to all of the Plan's subscribers and to process renewals on all policies as they came due. Pursuant to the consent order, on February 26, 1998, the Organizations were declared insolvent and the FDOI was appointed as Receiver for the purposes of their liquidation.

     On March 3, 1998, the Florida court entered a Consent Order of Liquidation, Injunction and Notice of Stay, ordering the FDOI, as Receiver, to take possession of and liquidate all assets of the Organizations and ordering the immediate cancellation of UltraMedix's authority to provide health care services as a health maintenance organization in Florida.

     On April 15, 1998, the Florida Agency for Health Care Administration notified the Company of the Agency's intent to enforce the Company's Guarantee Agreement, under which the Company had agreed to reimburse UltraMedix's contracted Medicaid providers for authorized, covered Medicaid services rendered to covered Medicaid enrollees, for which the Agency had made payment on behalf of such enrollees, limited to an amount equal to the amount of surplus UltraMedix would have been required to maintain under the Medicaid contract in the absence of such Guarantee Agreement.


     Although the outcome cannot be predicted or reasonably estimated, it is expected that the ultimate resolution of the matters involving the Organizations will not have a materially adverse effect on the Company's financial position.

     On April 24, 1998, the Board of Directors of the Company authorized an unsecured loan by the Company to OmniCare-MI of the amount necessary (not to exceed $4.2 million) to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. Such loan would be evidenced by a "surplus note" from OmniCare-MI to the Company, under which principal and interest would not be payable without the prior approval of the Michigan Insurance Bureau. Such loan would require the waiver by the Company's current bank lender of a restrictive covenant in their current loan agreement,

           UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           MARCH 31, 1998 AND 1997



which the bank has conditionally granted, subject to requirements that the Company has accepted. Such requirements include, prior to the Company's disbursement of such loan to OmniCare-MI: (a) delivery by the Company and OmniCare-MI to the bank of a written reorganization/turnaround plan and copies of any material provided to Michigan insurance regulators; and (b) the bank's approval of the proposed plan. Additional requirements on which the waiver is conditioned are discussed in Note 4. The Company currently is unable to reasonably estimate the amount of such loan or to predict when, if ever, such loan will be disbursed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

                                   OVERVIEW

     On January 12, 1998, the Company announced a major financial restructuring program. To oversee the Company's restructuring efforts, the Company named a new Chairman of the Board to serve in a non-executive capacity, with the day-to-day operations of United American continuing to be managed by the current Chief Executive Officer and President, and Chief Operating Officer of the Company. United American engaged Arthur Andersen LLP to assist in the development and implementation of the financial restructuring program and named Thomas J. Allison as interim Chief Financial Officer of the Company. Mr. Allison also is the head of Arthur Andersen LLP's Chicago-based Corporate Recovery Services Group.

     The Board of Directors of the Company adopted the financial restructuring plan, endorsed by the Board of Directors' audit committee, which is designed to cut the Company's cash losses and position the Company for profitable operations. Under the restructuring plan, the Company intends to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate the Company's investment in its affiliates and other assets, and sell CHF.

     As of December 31, 1997, UltraMedix, the Company's majority owned HMO in Florida, was not in compliance with the Florida Department of Insurance ("FDOI") statutory solvency requirement. The FDOI requires that HMOs maintain a statutory reserve as determined in accordance with statutory accounting practices of $.5 million. UltraMedix's statutory deficiency at December 31, 1997 is estimated at $4.5 million. This deficiency was determined by actuarial and extensive internal reviews of the Plan's medical claims experience at December 31, 1997, which resulted in an adjustment to the Plan's incurred but not reported ("IBNR") medical expenses of $4.5 million during the second quarter--$3.0 million after taxes.

     As a result of the deficiency, on January 30, 1998, the Company, UltraMedix and the Plan's third-party administrator, United American of Florida, Inc. ("UA-FL"), a Company subsidiary, signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling the FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency (estimated at $4.5 million) by February 6, 1998. On February 26, 1998, the deficiency had not been cured and pursuant to the FDOI's petition, the Florida court entered such consent order.

     Pursuant to the stipulation and consent order: UltraMedix and UA-FL (the "Organizations") admitted that UltraMedix was statutorily insolvent as of December 31, 1997; the Company paid $.5 million to the FDOI to cover UltraMedix claims incurred during and provider capitation payments due for the eight days ended February 6, 1998, and funded the Organizations' ordinary business expenses for the same period; the FDOI took control of the Organizations' bank accounts; the Plan ceased enrolling new members; and the Organizations continued to provide services to all of the Plan's subscribers and to process renewals on all policies as they came due. Pursuant to the consent order, on February 26, 1998, the Organizations were declared insolvent and the FDOI was appointed as Receiver for the purposes of their liquidation.

     On March 3, 1998, the Florida court entered a Consent Order of Liquidation, Injunction and Notice of Stay, ordering the FDOI, as Receiver, to take possession of and liquidate all assets of the Organizations and ordering the immediate cancellation of UltraMedix's authority to provide health care services as a health maintenance organization in Florida.

     On April 15, 1998, the Florida Agency for Health Care Administration notified the Company of the Agency's intent to enforce the Company's Guarantee Agreement, under which the Company had agreed to reimburse UltraMedix's contracted Medicaid providers for authorized, covered Medicaid services rendered to covered Medicaid enrollees, for which the Agency had made payment on behalf of such enrollees, limited to an amount equal to the amount of surplus UltraMedix would have been required to maintain under the Medicaid contract in the absence of such Guarantee Agreement.

     Although the outcome cannot be predicted or reasonably estimated, it is expected that the utlimate resolution of the matters involving the Organizations will not have a materially adverse effect on the Company's financial position.

     Restructuring actions taken through March 31, 1998 include employee downsizing at the Company's Corporate and Tennessee operations of approximately 45 persons, or 7% of the work force, with annualized savings estimated at $2.6 million; other annualized fringe benefit reductions of $.7 million; discontinuance of its activities in Louisiana; renegotiation of the Company's bank credit facility; continuation of the Company's efforts to sell CHF; and other expenditure reductions. Restructuring charges in the third quarter included expensing $.7 million and $.3 million of deferred HMO licensure-related costs in Louisiana and Pennsylvania, respectively, and $.1 million of severance expenses, establishing a bad debt valuation reserve of $2.3 million on the Company's investment in Advica (formerly HealthScope), recognizing a $2.3 million loss related to the liquidation of assets and certain liabilities of the Florida operations, and the $.8 million write-off or revaluation of obsolete and other property and equipment.

     On March 12, 1998, effective as of February 1, 1998, the Company entered into an amended loan agreement and promissory note for a line of credit facility with its current bank lender for $22.9 million. The purposes of the line of credit facility are to (i) renew the existing line of credit,
(ii) increase the existing line of credit to pay off outstanding term loans with the same bank, and (iii) provide for a letter of credit not to exceed $.5 million. The agreement requires the permanent reduction of the outstanding balance and the line of credit facility by (a) payment of 60% of the net cash sale proceeds from the sale of CHF, or otherwise to the lesser of the outstanding balance or $8 million, by February 1, 1999, and (b) cancellation of the $.5 million letter of credit by July 31, 1998. The maturity date of the line of credit facility is October 1, 1999. The interest rate could increase in the event of certain conditions. The Company's outstanding borrowings at March 31, 1998 on its line of credit and term loans is $22.4 million, with an additional $.5 million letter of credit issued under the line of credit facility. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for additional discussion.

     On September 12, 1997, the Company's Board of Directors approved a proposed stock sale of CHF for $30 million in cash, contingent upon the buyer securing financing. The buyer was unable to obtain financing, and the sale did not occur. On May 14, 1998, the Company's Board of Directors approved a new proposed stock sale of CHF to a privately held national employee leasing company for $16 million in cash plus $2.5 million of the proposed buyer's preferred stock, bearing a 6% annual preferred dividend payable in stock for three years and, thereafter, a 14% annual preferred dividend payable in cash. In the event this sale is not consummated, the Company intends to pursue other prospective buyers. The cash proceeds from the sale of CHF would be used to reduce debt and provide security for the Company's bank indebtedness. There can be no assurances that a sale of CHF will be consummated.

     In December 1997, the Company completed the stock sale of ChoiceOne, its preferred provider organization, for $.2 million in cash.

     The Company previously managed the operations of Personal Physician Care, Inc., in Ohio ("PPC") under a long-term management agreement that was terminated pursuant to binding arbitration, effective May 31, 1997, based in part on a dispute between the parties with respect to the payment of non-emergent transportation costs for enrollees as a marketing expense to be incurred under the management agreement. The termination of this agreement affects the year-to-date and quarter-to-quarter comparability of the Company's consolidated results of operations.

     The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, with an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the Medicaid enrollment for OmniCare Health Plan in Michigan ("OmniCare-MI"), a plan operated by the Company. OmniCare-MI was selected to participate in the State's program. It was anticipated that approximately 90,000 additional eligible recipients would be assigned to the selected plans. The membership increase was expected to help offset the rate reductions under the program.

Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the Medicaid eligible recipients to plans that were awarded contracts, but did institute the rate reduction component of the new program effective July 1997.


     With the indefinite delay of the assignment of the eligible recipients and with Medicaid rate reductions of 18% to 21%, the operating revenues of OmniCare-MI and the resulting management fees to the Company decreased in fiscal 1998. For the third quarter of fiscal 1998 and the nine months ended March 31, 1998, the effect of the rate reductions on management fees was approximately $.7 million, or $.07 per share and $1.9 million, or $.13 per share, respectively. While there can be no assurances that OmniCare-MI can control health care costs at the rate of the premium reductions, OmniCare-MI has begun to reduce certain medical fees paid to providers and is contemplating other actions to increase enrollment and further decrease medical expenses.

     The Company reported a loss from continuing operations totaling $7.0 million and $16.1 million for the three and nine months ended March 31, 1998, respectively, compared to a loss of $.1 million and $1.6 million for the three and nine months ended March 31, 1997, respectively. Including discontinued operations, the loss totaled $6.8 million, or $1.05 per share and $16.2 million, or $2.47 per share for the three and nine months ended March 31, 1998, respectively, compared to earnings of $.4 million, or $.06 per share and $.5 million, or $.08 per share for the three and nine months ended March 31, 1997, respectively.

     Results for the Florida operations for the current nine-month period resulted in a loss of $9.8 million, or $1.49 per share (includes $2.3 million loss related to the liquidation of the assets and certain liabilities of the Florida operations) compared to a loss of $2.5 million, or $.38 per share for the comparable period last year. A summary of other activities effecting the current nine-month period includes the $2.3 million Advica investment valuation ($.35 per share), the write-off of deferred HMO licensure costs of $1 million ($.10 per share), professional fees incurred related to the restructuring efforts of $1.6 million ($.15 per share), the write-off of obsolete and revaluation of certain property and equipment of $.8 million ($.09 per share), and the impact of reduced Medicaid management fees of $1.3 million ($.13 per share).

                      NINE MONTHS ENDED MARCH 31, 1998,
                 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

     Total revenues from continuing operations remained constant at approximately $83.0 million for the nine months ended March 31, 1997 and 1998.

     Medical premium revenues were $62.4 million in the first nine months of fiscal 1998, an increase of $10.7 million (21%) over medical premium revenues of $51.7 million in the comparable period a year earlier. Medical premiums for OmniCare-TN increased $4.9 million (12%), from $42.5 million in the first nine months of fiscal 1997 to $47.4 million in the first nine months of fiscal 1998. Of the increase, $1.1 million relates to the Bureau of TennCare's final annual payout, in December 1997, to managed care organizations for high cost chronic conditions of their membership and new medical technologies. The total payments of $2.6 million for the service period January 1, 1996 to June 30, 1997 were $1.1 million in excess of the State of Tennessee's estimate for the same period.

     The remaining OmniCare-TN increase of $3.8 million is due to rate increases offset by enrollment decreases. The per member per month ("PMPM") premium rate, based on an average membership of 43,000 for the current nine months, compared to 44,000 for the prior year's nine months--excluding the effects of the adverse selection and medical technologies settlements--was $119 in fiscal 1998, compared to $108 in fiscal 1997, an increase of 11%. The rate increase includes changes in the Medicaid enrollment mix.

     Medical premiums for UltraMedix increased $5.8 million (63%), from $9.2 million in the first nine months of fiscal 1997 to $15.0 million in the first nine months of fiscal 1998.

     Management fees were $18.9 million in the first nine months of fiscal 1998, a decrease of $10.9 million (37%) from fees of $29.8 million in the first nine months of fiscal 1997. Operating revenues of OmniCare-MI decreased in such period in fiscal 1998 due primarily to a net decrease in premium and enrollment rates of approximately 9% and 3%, respectively, which resulted in decreased management fees to the Company of approximately $2.5 million. As noted in the overview, the State initiative in Michigan was the primary factor in the reduced premium rates. The Company recognized $8.4 million in management fees related to the PPC management agreement, which was terminated in May 1997, for the nine months ended March 31, 1997.

     Total expenses before income taxes from continuing operations totaled $102.6 million in the nine months ended March 31, 1998, compared to $84.8 million in the same period in fiscal 1997, an increase of $17.8 million (21%).

     Medical service expenses were $56.1 million in the nine months ended March 31, 1998, an increase of $15.3 million (38%) over medical service expenses of $40.8 million for the same period in fiscal 1997. Medical expenses for OmniCare-TN increased by $6.4 million (20%), from $32.8 million for such period in fiscal 1997 to $39.2 million in such period in fiscal 1998. Medical expenses for UltraMedix increased $8.9 million (113%), from $7.9 million in the first nine months of fiscal 1997 to $16.8 million in the nine months ended March 31, 1998. The percentage of medical service expenses to medical premium revenues, or the medical loss ratio ("MLR"), was 83% and 77% for OmniCare-TN in such periods in fiscal 1998 and 1997, respectively, and 112% and 86% for UltraMedix in such periods in fiscal 1998 and 1997, respectively. The OmniCare-TN MLR for fiscal 1997 was positively impacted by reductions to the medical accrual during the quarter ended March 31, 1997.

     Marketing, general and administrative expenses ("MG&A") decreased $2.3 million (6%), from $39.8 million in the first nine months of fiscal 1997 to $37.5 million in the first nine months of fiscal 1998, due to the following:
(i) termination of the PPC management
agreement, which resulted in a $7.0 million decrease; (ii) an increase in professional fees of $3.8 million, related primarily to the financial restructuring program of $2.5 million, information system development and maintenance of $.6 million, and recruitment fees of $.2 million; (iii) a $2.3 million bad debt expense adjustment, which established a valuation allowance on the Company's investment in Advica; (iv) a $2.3 million loss related to the liquidation of the assets and certain liabilities of the Florida operations; and (v) decreases in salary costs of $1.6 million, promotional and advertising activities of $.7 million, consumables of $.3 million, travel of $.4 million, and minority interest of $.6 million.

     Depreciation and amortization in the nine months ended March 31, 1998 was $7.8 million, compared to $3.1 million in the nine months ended March 31, 1997, an increase of $4.7 million (152%). Of this increase, $3.4 million relates to the Company's write-off of the remaining goodwill related to the Company's purchase of UltraMedix in December 1997. Also see Notes 6 and 7 to the Unaudited Condensed Consolidated Financial Statements. Additional increases included the write-off and valuation of property and equipment of approximately $.8 million and $.3 million related to fiscal 1997 and 1998 additions.

     As a result of the foregoing, the Company recognized a loss from continuing operations, before income taxes, of $19.7 million for the nine months ended March 31, 1998, compared to a loss from continuing operations, before income taxes, of $1.8 million for the nine months ended March 31, 1997, a $17.9 million change. The loss from continuing operations, net of income taxes, was $16.1 million for the first nine months of fiscal 1998, compared to a loss from continuing operations, net of income taxes, of $1.6 million for the comparable period in fiscal 1997, a change of $14.5 million. The federal statutory tax rate for continuing operations for both periods was approximately 34%. Goodwill amortization related to equity investments and the write-off of capital investments not deductible for tax purposes resulted in an effective tax rate of approximately 18% for the current nine months, compared to 12% for the prior fiscal year nine-month period.

     The loss from discontinued operations, net of income taxes, was $.1 million for the nine months ended March 31, 1998, compared to earnings of $2.1 million for the nine months ended March 31, 1997, a decrease of $2.2 million. This change is due primarily to increased costs related to servicing the contract entered into in June 1996 with the State of Maryland's Injured Workers' Insurance Fund.

     The net loss for the nine months ended March 31, 1998 was $16.2 million, or $2.47 per share, compared to earnings of $.5 million for the comparable prior nine-month period, or $.08 per share.

                      THREE MONTHS ENDED MARCH 31, 1998,
                COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Total revenues from continuing operations decreased $1.4 million (5%), from $28.1 million in the three months ended March 31, 1997 to $26.7 million in the three months ended March 31, 1998.

     Medical premium revenues were $19.6 million in such period in fiscal 1998, an increase of $2.0 million (11%) over medical premium revenues of $17.6 million in such period in fiscal 1997. Medical premiums for OmniCare-TN increased $3.1 million (22%), from $13.8 million in such period in fiscal 1997 to $16.9 million in such period in fiscal 1998.

     The OmniCare-TN increase is due to rate and enrollment increases. The PMPM premium rate, based on an average membership of 44,000 for the current three months, compared to 40,000 for the prior three-month period, was $128 in fiscal 1998, compared to $116 in fiscal 1997, a 10% increase. The rate increase includes changes in the Medicaid enrollment mix.

     Medical premiums for UltraMedix decreased $1.1 million (141%), from $3.8 million in the three months ended March 31, 1997 to $2.7 million in the three months ended March 31, 1998.

     Management fees were $6.4 million in such period in fiscal 1998, a decrease of $3.6 million (36%) from fees of $10.0 million in such period in fiscal 1997. Operating revenues of OmniCare-MI decreased in such period in fiscal 1998, due primarily to a net decrease in enrollment rates of approximately 9%, which resulted in decreased management fees to the Company of approximately $.6 million. The State initiative in Michigan was the primary factor in the reduced premium rates. The Company recognized $3.0 million in management fees for the three months ended March 31, 1997 related to the PPC management agreement, which was terminated in May 1997.

     Total expenses before income taxes from continuing operations totaled $34.8 million in the three months ended March 31, 1998, compared to $27.8 million in the three months ended March 31, 1997, an increase of $7.0 million (25%).


     Medical service expenses were $17.0 million in such period in fiscal 1998, an increase of $4.2 million (32%) over medical service expenses of $12.8 million in such period in fiscal 1997. Medical expenses for OmniCare-TN increased $4.6 million (47%), from $9.8 million in such period in fiscal 1997 to $14.4 million in such period in fiscal 1998. Medical expenses for UltraMedix decreased $.4 million (13%), from $3.0 million in the three months ended March 31, 1997 to $2.6 million in the comparable current three-month period. The MLR was 85% and 71% for OmniCare-TN in such periods in fiscal 1998 and 1997, respectively, and 99% and 81% for UltraMedix in such periods in fiscal 1998 and 1997, respectively. The OmniCare-TN MLR for fiscal 1997 was positively impacted by reductions to the medical accrual during the period.

     MG&A increased $1.8 million (13%), from $13.5 million in the three months ended March 31, 1997 to $15.3 million in the three months ended March 31, 1998, due to the following: (i) termination of the PPC management agreement, which resulted in a $2.5 million decrease; (ii) an increase in professional fees of $2.2 million, related primarily to the financial restructuring program of $2.3 million; (iii) a $2.3 million bad debt expense adjustment, which established a valuation allowance on the Company's investment in Advica; (iv) a $2.3 million loss related to the liquidation of the assets and certain liabilities of the Florida operations; and (v) decreases in salary costs of $1.3 million, promotional and advertising activities of $.2 million, consumables of $.1 million, travel of $.2 million, and minority interest of $.6 million.

     Depreciation and amortization in such period in fiscal 1998 was $2.1 million, compared to $1.1 million in such period in fiscal 1997, an increase of $1.0 million (91%). The increase includes the write-off and valuation of property and equipment of approximately $.8 million and $.1 million related to fiscal 1997 and 1998 additions.

     As a result of the foregoing, the Company realized a loss from continuing operations, before income taxes, of $8.2 million for the three months ended March 31, 1998, compared to earnings from continuing operations, before income taxes, of $.3 million for the three months ended March 31, 1997, a $8.5 million change. The loss from continuing operations, net of income taxes, was $7.0 million for such three months of fiscal 1998, compared to a loss from continuing operations, net of income taxes, of $.1 million for the comparable period in fiscal 1997, a change of $6.9 million. Goodwill amortization related to equity investments and the write-off of capital investments not deductible for tax purposes resulted in an effective tax rate of approximately 14% for the current three months, compared to 105% for the comparable three months in fiscal 1997.

     Earnings from discontinued operations, net of income taxes, was $.2 million for the three months ended March 31, 1998, compared to earnings of $.4 million for the three months ended March 31, 1997, a decrease of $.2 million.

     The net loss for the three months ended March 31, 1998 was $6.9 million, or $1.05 per share, compared to earnings of $.4 million for the comparable three-month period in fiscal 1997, or $.06 per share.


                       LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had (i) cash and cash equivalents and short-term marketable securities of $13.9 million, compared to $17.4 million at June 30, 1997; (ii) working capital of negative $13.3 million, compared to negative $7.0 million at June 30, 1997; and (iii) a current assets-to-current liabilities ratio of .63-to-1, compared to .79-to-1 at June 30, 1997. The principal sources of funds for the Company during the nine months ended March 31, 1998 were $.4 million provided from net operating activities, net sale of marketable securities of $3.6 million, debt borrowings of $.1 million, and proceeds from the issuance of common stock of $.2 million--offset by furniture and equipment additions of $1.2 million, investing cash used in discontinued operations of $1.3 million, $1.6 million to repay long-term debt, and an increase in intangible assets of $.3 million.

     In previous fiscal years, to satisfy applicable statutory requirements, the Company provided a $1.0 million letter of credit on behalf of, and a $1.0 million capital contribution to, OmniCare-LA, an HMO wholly owned by the Company's Louisiana subsidiary, and made a $2.1 million capital contribution to PhilCare, an HMO headquartered in Pennsylvania and owned 49% by the Company. The foregoing funds were provided by the Company from its line of credit arrangement. Due to the discontinuance of its Louisiana operations, the Company canceled its letter of credit commitment of $1.0 million and withdrew the $1.0 million. The Company's Board of Directors has determined to withdraw from all of its involvement in Pennsylvania and to pursue recouping its investment in PhilCare.

     Proceeds from the currently proposed sale of CHF would provide cash flow to reduce debt and provide security for the Company's bank indebtedness. There can be no assurances that a sale will be consummated. The Company is unable at this time to assess the capital requirements related to the final disposition of UltraMedix.

     On April 24, 1998, the Board of Directors of the Company authorized an unsecured loan by the Company to OmniCare-MI of the amount necessary
(not to exceed $4.2 million) to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. Such loan would be evidenced by a "surplus note" from OmniCare-MI to the Company, under which principal and interest would not be payable without the prior approval of the Michigan Insurance Bureau. Such loan would require the waiver by the Company's current bank lender of a restrictive covenant in their current loan agreement, which the bank has conditionally granted, subject to requirements that the Company has accepted. Such requirements include, prior to the Company's disbursement of such loan to OmniCare-MI: (a) delivery by the Company and OmniCare-MI to the bank of a written reorganization/turnaround plan and copies of any material provided to Michigan insurance regulators; and (b) the bank's approval of the proposed plan. Additional requirements on which the waiver is conditioned are discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements. The Company currently is unable to reasonably estimate the amount of such loan or to predict when, if ever, such loan will be disbursed.

     The Company's ability to generate adequate amounts of cash to meet its cash needs will depend on a number of factors, including, in addition to those described immediately above, the accomplished and prospective results of its financial restructuring program described earlier in this Item 2 under "Material Changes in Results of Operations - Overview" and Note 2 to the Unaudited Condensed Consolidated Financial Statements.

                                   PART II.

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported by the Company, certain present and former senior officers and the Company are named as defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan ("the Court") in August 1995. The Court consolidated these lawsuits into a single action. In January 1998, the parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs and payment by the Company of $3.25 million, of which the Company anticipates the insurance carrier will pay approximately $2.1 million. The Company recorded an expense for the balance of $1.15 million as of June 30, 1997. In late April 1998, the Company informed the plaintiffs' counsel and the Court that the Company would not be able to fully fund its portion of the tentative settlement amount. Any settlement is subject to federal court approval following a court hearing on the fairness of the proposed settlement scheduled for April 27, 1998 and adjourned on that date to June 1, 1998 to allow the parties time to attempt to agree on a restructured settlement proposal. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer in the event he is found not to be entitled to such indemnification.

     On February 26, 1998, pursuant to a Stipulation and Consent to Appointment of Receiver and Order of Liquidation earlier signed and delivered to the FDOI by the Company, UltraMedix and UA-FL, upon the FDOI's petition to the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida (the "Florida Court"), entered a consent order declaring UltraMedix and UA-FL (the "Organizations") insolvent and appointing the FDOI as Receiver for the purposes of their liquidation.

     On March 3, 1998, the Florida court entered a Consent Order of Liquidation, Injunction and Notice of Stay, declaring that any further efforts of the Receiver to rehabilitate the Organizations would be useless, ordering the Receiver to take possession of and liquidate all assets of the Organizations, and ordering the immediate cancellation of UltraMedix's authority to provide health care services as a health maintenance organization in Florida.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None, except as previously reported in the Company's preceding Form 10-Q

ITEM 5.  OTHER INFORMATION


MANAGEMENT CHANGES

     On May 12, 1998, the Company announced three changes in its management:
(1) that the Company's Board of Directors had been informed of and accepted, with regret, the retirement of Julius V. Combs, MD, as the Chief Executive Officer of the Company, effective August 6, 1998, including Dr. Combs' immediate relinquishment of his operational responsibilities; (2) that the Company's Board of Directors had been informed of and accepted, with regret, the resignation of Ronald R. Dobbins as the President and Chief Operating Officer of the Company; and (3) that the Company's Board of Directors had elected Gregory H. Moses as the new President and Chief Operating Officer of the Company. The Company additionally announced that it expects Mr. Moses to be named Chief Executive Officer of the Company upon Dr. Combs' retirement.

     Mr. Moses, a retired partner of the Coopers & Lybrand accounting firm, most recently was a consultant to a health maintenance organization in Detroit. He previously had been partner-in-charge of the Coopers & Lybrand Healthcare Consulting Group in New York and New Jersey for ten years, chairman of that firm's National Healthcare Consulting Group for five years and its lead engagement partner with respect to Mercy Health Services for seven years.


OMNICARE HEALTH PLAN IN MICHIGAN

     Included in the Company's revenues are substantial management fees it receives from OmniCare Health Plan in Michigan ("OmniCare-MI"), a plan operated by the Company. Newspaper stories on and after May 9, 1998 reported that the Michigan Insurance Bureau (the "Bureau") had obtained a sealed (confidential) court order on May 7, 1998 giving state regulators control over OmniCare-MI's assets. The Company responded to recent news stories with a public statement on May 12, 1998, stating that: OmniCare-MI is not in receivership but is in active discussion with the Bureau regarding compliance with certain regulatory issues; the Company is prepared to bring OmniCare-MI's financial condition into compliance with state regulations; all services to members of OmniCare-MI will continue to be provided, with no decrease in the quality of care, and all providers of care will continue to be paid for their services; the President and Chief Executive Officer of OmniCare-MI has resigned, and both the Company and OmniCare-MI have completely restructured their top management; and a plan developed in conjunction with the Arthur Andersen LLP accounting firm to address OmniCare-MI's financial difficulties will be presented to the Bureau.

REAL PROPERTY LEASES

     The Company is in discussions with its landlords for two locations in Detroit, Michigan: (i) to reduce its leased corporate headquarters space by 14% and reduce its rental costs therefor (lease expiring May 10, 2005), and
(ii) to move all of its information systems operations to its corporate headquarters from premises currently leased therefor and terminate that lease, which currently expires June 30, 2001. The Company is unable to predict what will be the result of these discussions.

     The Company is a tenant of approximately 67,000 square feet of office space it is not using in Philadelphia, Pennsylvania (lease expiring September 30,
2002). As part of its restructuring program, the Company has subleased 79% of such premises to third parties for rent substantially equal to its own and is attempting to sublease all or nearly all of the remaining space similarly, with a view to seeking from its landlord a release from the Company's rental obligations. The Company is unable to predict what will be the result of these negotiations.

INFORMATION SYSTEMS PERSONNEL

     The Company recently lost the services of several employees in its management information systems area, including three key individuals. The Company has engaged a new information systems director and is actively assessing the adequacy of its management information computer facilities and software systems, and beginning to take appropriate steps to meet its needs in this regard.


YEAR 2000

     The Company has initiated an assessment of its Year 2000 systems capabilities and plans to complete system changes by the first quarter of calendar 1999 to allow time for testing. Management believes the likelihood of any internal systems problems that could have a materially adverse impact on the Company is remote and expects that the cost of these projects over the next two years will not have a material effect on the Company's financial position. The Company is also contacting suppliers to determine their Year 2000 capabilities and monitor their progress toward Year 2000 compliance. There can be no assurance that a supplier's failure to ensure Year 2000 compliance would not have an adverse effect on the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

      1. Inability to increase premiums and prospective or retroactive reductions in premium rates

      2. Discontinuation of, limitations upon, or restructuring of government-funded programs

      3. Increases in medical costs, including increases in utilization and costs of medical services, and the effects of actions by competitors or groups of providers

      4. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws

      5. The shift of employers from insured to self-funded coverage, resulting in reduced margins to the Company

      6. Failure to obtain new customer bases or retain existing customer bases; reductions in work force by existing customers, or failure to sustain commercial enrollment to maintain an enrollment mix required by government programs

      7.   Client terminations of management agreements

      8. Increased competition between current organizations, the entrance of new competitors, and the introduction of new products by new and existing competitors

      9.   Adverse publicity and media coverage

      10.  Inability to carryout marketing and sales plans

      11.  Loss or retirement of key executives

      12. Governmental financial assessments or taxes to subsidize uncompensated care, other insurance carriers or academic medical institutions

      13. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment

      14. The selection by employers and individuals of higher co-payment/deductible/coinsurance plans with relatively lower premiums or margins

      15. Adverse impact upon the Company's medical loss ratio of greater net enrollment in higher medical loss ratio lines of business such as Medicare and Medicaid

      16. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors

      17. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or management information systems expenditures

      18. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements

      19. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA)

      20.  Adverse results from significant litigation matters

      21. Interest rate changes causing a reduction of investment income or in the market value of interest rate sensitive investments

      22.  Inability to restructure debt

      23.  Inability to sell CHF


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (A)

     (a) Exhibits

         Exhibit Number                 Description of Document
         --------------                 -----------------------

         10 Amended and Restated Business Loan Agreement, Business Loan Agreement Addendum and Promissory Note



         27                             Financial data schedule

     (b) Reports on Form 8-K

         None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            UNITED AMERICAN HEALTHCARE CORPORATION



Dated:  May 15, 1998                    By: /s/ Gregory H. Moses
                                          --------------------------------------
                                           Gregory H. Moses
                                           President & Chief Operating Officer


Dated:  May 15, 1998                    By: /s/ Thomas J. Allison
                                           -------------------------------------
                                           Thomas J. Allison
                                           Interim Chief Financial Officer

EXHIBIT INDEX


     Exhibit Number                     Description of Document
     --------------                     -----------------------

     10
                                        Amended and Restated Business Loan
                                        Agreement, Business Loan Agreement
                                        Addendum and Promissory Note


     27                                 Financial data schedule