Form 10-K
period 1998-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 1998-09-28
CIK 867963

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For fiscal year ended June 30, 1998
                       Commission file number:  000-18839


                     UNITED AMERICAN HEALTHCARE CORPORATION
               (Exact name of registrant as specified in charter)

               MICHIGAN                         38-2526913
     (State or other jurisdiction of  (I.R.S. Employer Identification No.)
     incorporation or organization)


                     1155 BREWERY PARK BOULEVARD, SUITE 200
                            DETROIT, MICHIGAN 48207
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (313) 393-0200

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF SEPTEMBER 17, 1998, COMPUTED BY REFERENCE TO THE NYSE CLOSING PRICE ON SUCH DATE, WAS $9,867,534.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 17, 1998 WAS 6,578,356.

The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: The definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on November 12, 1998 (Part III).


   As filed with the Securities and Exchange Commission on September 28, 1998

                    UNITED AMERICAN HEALTHCARE CORPORATION

                                  FORM 10-K

                              TABLE OF CONTENTS




PART I..................................................................................2
   Item 1.  Business................................................................... 2
   Item 2.  Properties.................................................................20
   Item 3.  Legal Proceedings..........................................................20
   Item 4.  Submission of Matters to a Vote of Security Holders........................22

PART II................................................................................22
   Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters...22
   Item 6.  Selected Financial Data....................................................22
   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............................23
   Item 8.  Financial Statements.......................................................33
   Item 9.  Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure.....................................33

PART III...............................................................................34
   Item 10. Directors and Executive Officers of the Registrant.........................34
   Item 11. Executive Compensation.....................................................34
   Item 12. Security Ownership of Certain Beneficial Owners and Management.............34
   Item 13. Certain Relationships and Related Transactions.............................34

PART IV................................................................................34
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............34

FINANCIAL STATEMENTS..................................................................F-1


                                    PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-K annual report, including, without limitation, statements containing the words "believes", "anticipates", "will", "may", "might", and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor".

     Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Item 1-Business
- Cautionary Statement Regarding Forward-Looking Statements".

GENERAL

     United American Healthcare Corporation (the "Company") was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references to the Company indicated herein shall mean United American Healthcare Corporation and its consolidated subsidiaries.

     The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee, 75% owned by the Company, in Michigan and, until February 26, 1998, in Florida. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government sponsored populations in Tennessee and, until February 26, 1998, Florida. Management and consulting services provided by the Company are generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of September 1, 1998, there were approximately 142,000 enrollees in the managed care organizations owned or managed by the Company.

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

     In 1985, the Company became one of the pioneers in arranging for the financing and delivery of health care services to Medicaid recipients utilizing managed care programs. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of September 1, 1998, there were approximately 79,000 Medicaid enrollees in the managed care organizations owned or managed by the Company, OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), and Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan, in Michigan ("OmniCare-MI" and, collectively with OmniCare-TN, the "Managed Plans"). The Company complements its Medicaid focus by targeting non-Medicaid/commercial business in the same geographic markets. As of September 1, 1998, there were approximately 63,000 non-Medicaid/commercial enrollees in the Managed Plans.

     The Company sold all of the stock of its wholly owned subsidiary, Corporate Healthcare Financing, Inc. ("CHF"), on September 8, 1998, culminating a year's effort to sell CHF. See "Business - Self-Funded Benefit Plans" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". CHF designs customized employee welfare plan arrangements for self-funded employers and provides marketing, management and administrative services to self-funded employers generally. As of August 1, 1998, CHF's client base included approximately 345 accounts in 47 states, with an estimated 629,000 covered lives.

RESTRUCTURING PROGRAM AND MANAGEMENT CHANGES

     On January 12, 1998, as a result of significant operating losses, negative working capital and a reduction in net worth, the Company announced a major financial restructuring program which was designed to cut the Company's cash losses and to position the Company for profitable operations. To oversee the Company's restructuring efforts, the Company named a new Chairman of the Board to serve in a non-executive capacity, with the day to day operations of the Company continuing to be managed by its then current Chief Executive Officer and then current President and Chief Operating Officer. The Company engaged Arthur Andersen LLP to assist in the development and implementation of the financial restructuring program and named Thomas J. Allison as Interim Chief Financial Officer of the Company. Mr. Allison concurrently was also the head of Arthur Andersen LLP's Chicago-based Corporate Recovery Services Group.

     The restructuring program encompassed Company plans to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate its investment in affiliates and other assets and sell CHF.

     On May 12, 1998, the Company announced three changes in management: (1) the retirement of the then current Chief Executive Officer of the Company effective August 6, 1998, including his immediate relinquishment of his operational responsibilities, (2) the resignation of the then current President and Chief Operating Officer of the Company and (3) the election of Gregory H. Moses, Jr. as the new President and Chief Operating Officer of the Company. Mr. Moses, a retired partner of the Coopers & Lybrand accounting firm, most recently had been a consultant to a health maintenance organization in Detroit. He previously had been partner-in-charge of the Coopers & Lybrand Healthcare Consulting Group in New York and New Jersey for ten years, chairman of that firm's National Healthcare Consulting Group for five years and its lead engagement partner with respect to Mercy Health Services for seven years. In August 1998, Mr. Moses additionally became the Chief Executive Officer of the Company, the Company's Corporate Controller became its Treasurer and its Interim Chief Financial Officer (replacing Mr. Allison, who had resigned that position) and the Company appointed a new Senior Director of Management Information Systems.

INDUSTRY

     In an effort to control costs while assuring the delivery of quality health care services, the public and private sectors in recent years have increasingly turned to managed care solutions. As a result, the managed care industry, which includes health maintenance organization ("HMO"), preferred provider organization ("PPO") and prepaid health service plans, has grown substantially.

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

MANAGED CARE PRODUCTS AND SERVICES

     The Company has an ownership interest in and manages the operations of an HMO in Tennessee, OmniCare-TN. The Company also manages the operations of an HMO in which it has no ownership interest, OmniCare-MI.

     The Company also had or has an ownership interest in three other HMOs:
UltraMedix Healthcare Systems, Inc., in Florida ("UltraMedix"); OmniCare Health Plan of Louisiana, Inc., in Louisiana ("OmniCare-LA"); and PhilCare Health Systems, Inc., in Pennsylvania ("PhilCare"). UltraMedix ceased operations and is in the process of being liquidated (see "Business-Managed Plans Owned by the Company - UltraMedix" below). OmniCare-LA was never operational and is in the process of being liquidated and dissolved. PhilCare, having declined to participate in Pennsylvania's Medicaid managed care program because of program requirements that would have made such participation unprofitable, subsequently, effective April 1, 1998, entered into an Integrated Delivery System agreement with an entity that arranges for the provision of health care services for its Medicaid membership through contracts with health care providers. The Company's Board of Directors has determined, as part of the Company's financial restructuring program, to withdraw from all involvement in Pennsylvania and to pursue recouping its investment in PhilCare.

     The following table shows the membership in the Managed Plans serviced by the Company as of September 1, 1998:

                                     Non -
                                   Medicaid/
                   Medicaid        Commercial          Total
                   --------        ----------          -----
Managed Plans
-------------
Owned :
 OmniCare-TN        29,367           16,605             45,972
Operated:
 OmniCare-MI        49,912           46,075             95,987
                    ------------------------------------------
                    79,279           62,680            141,959
                    ==========================================

     The following table sets forth data with respect to the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.


                            Year ended June 30,
             -------------------------------------------------
                  1998             1997             1996
             ---------------  ---------------  ---------------
                    (in thousands, except percentages)
OmniCare-TN  $63,520     60%  $56,508     50%  $42,717     46%
OmniCare-MI   24,986     24%   28,865     26%   30,275     33%
UltraMedix    15,062     14%   13,922     12%    9,003     10%

     A substantial portion of the Company's gross revenues is derived through its management agreement with OmniCare-MI. This management agreement is long-term in nature, subject to review every five years with either automatic continuation or elective termination. There can be no assurance that such agreement will remain in effect or continue substantially under the same terms and conditions. Effective June 1, 1998, the OmniCare-MI management agreement was amended to reduce the management fee percentage charged by the Company. UltraMedix has been placed in receivership for the purpose of its liquidation, pursuant to judicial consent orders entered on February 26 and March 3, 1998. See "Managed Plan Operated By the Company" and "Managed Plans Owned by the Company - "UltraMedix" under "Managed Plans" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

MANAGED PLANS


     The Company has entered into long-term management agreements with OmniCare-MI and, through a wholly owned subsidiary of the Company, with OmniCare-TN. Pursuant to these management agreements with the Managed Plans, the Company provides management and consulting services associated with the financing and delivery of health care services. Table A summarizes the terms of the management agreements.

     Table A- Summary of Terms of Management Agreements with the Managed Plans

                                                                      Managed Plans
                                                         ------------------------------------------
Terms                                                         OmniCare-MI           OmniCare-TN
-----                                                    --------------------  --------------------
(1) Duration:
    (a) Effective dates:
        (i)  Commencement                                       May 1, 1985         February 1, 1994
        (ii) Expiration                                      December 31, 2010      February 1, 1999
    (b) Extension:
        (i) Automatically renewable                                  No           Yes - 4 successive
                                                                                    5-year periods
        (ii) Terms of renewal/continuation                  Subject to review           5 years
                                                              every 5 years
        (iii) Next review period                               May 1, 2000          February 1, 1999
    (c) Termination:
        (i)  Without cause by the Plan at such                      Yes                   Yes
              reviews
        (ii)  Either party with cause                               Yes                   Yes
(2) Fees paid to the Company:
    (a) Percentage of revenues                                      Yes                   Yes
    (b) Reimbursement of cost incurred to manage the
        Plan                                                         No                    No
(3) Expenses incurred by the Company:
       All administrative expenses necessary to
       carry out and perform the functions of
       the Plan, excluding:
        (i)   Audit                                                  No                   Yes
        (ii)  Legal                                                  No                   Yes
        (iii) Marketing                                              No                    No
        (iv)  Certain other                                          No                   Yes

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

Managed Plans Owned by the Company

     OMNICARE-TN. OmniCare-TN was organized as a Tennessee corporation in October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of OmniCare-TN and, through the Company's wholly owned subsidiary, United American of Tennessee, Inc. ("UA-TN"), owns a 75% equity interest in OmniCare-TN; a local partner owns the remaining 25%. OmniCare-TN began as a PPO contractor in TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients, and operated as a full-risk prepaid health services plan until it obtained its TennCare HMO license in March 1996. OmniCare-TN's TennCare HMO contract was executed in October 1996, retroactive to the date of licensure.

     In November 1993, OmniCare-TN contracted with TennCare as a PPO, to arrange for the financing and delivery of health care services on a capitated basis to Medicaid eligibles and the Working Uninsured and Uninsurable ("Non-Medicaid") individuals who lack access to private or employer sponsored health insurance or to another government health plan. The TennCare Bureau placed an indefinite moratorium on Working Uninsured enrollment in December 1994; however, such action did not affect persons enrolled in a plan prior to the moratorium. In April 1997, enrollment was expanded to include the children of the Working Uninsured up to age 18. The annually renewable TennCare contract was renewed on July 1, 1998 for an additional 12-month term. Consistent with past contract renewals, Plan management expects an approximate 3% increase in premium rates.

     OmniCare-TN currently serves Shelby and Davidson counties in Tennessee (which include the cities of Memphis and Nashville). As of September 1, 1998, total enrollment was approximately 45,972 members, of which 29,367 (64%) and 16,605 (36%) represent Medicaid and Non-Medicaid enrollees, respectively. A 30-day open enrollment change period for all TennCare eligibles occurs once a year in October. Plan management expects a net 3%-5% increase in enrollment in fiscal 1999 resulting from the change in individuals' Medicaid eligibility status and net enrollment gains during the open enrollment period.

     The Plan's application for a commercial HMO license is pending. Plan management has been in frequent communication with the State to eliminate any further processing delays of the application and expects the issuance of the license in the third quarter of fiscal 1999. However, there can be no assurance that the license will be issued within this time period. Management believes that the receipt of the commercial license and the Plan's efforts to expand its provider network to the southwestern area of Tennessee would enable OmniCare-TN to increase its enrollment by marketing its managed care products to the various employer groups in the regions served.

     ULTRAMEDIX. UltraMedix, a network model HMO headquartered in Tampa, Florida, was founded as a Florida corporation in May 1992. Through its majority owned subsidiary, United American of Florida, Inc. ("UA-FL"), the Company owns 51% of UltraMedix, with the remaining 49% owned by local shareholders. The March 3, 1998 court order, described below, placed UltraMedix and UA-FL in liquidation.

     As of December 31, 1997, UltraMedix was not in compliance with the Florida Department of Insurance ("FDOI") statutory solvency requirement. The FDOI requires that HMOs maintain a statutory reserve as determined in accordance with statutory accounting practices of $.5 million. UltraMedix's statutory deficiency at December 31, 1997 was estimated at $4.5 million. As a result, on January 30, 1998, the Company, UltraMedix and the Plan's third-party administrator, UA-FL, signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency (estimated at $4.5 million) by February 6, 1998. On February 26, 1998, the deficiency had not been cured and pursuant to the FDOI's petition, the Florida court entered such consent order.

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

     On March 3, 1998, the Florida court entered a Consent Order of Liquidation, Injunction and Notice of Stay, declaring that any further efforts of the Receiver to rehabilitate the Organizations would be useless, ordering the FDOI, as Receiver, to take possession of and liquidate all assets of the Organizations and ordering the immediate cancellation of UltraMedix's authority to provide health services as an HMO in Florida. On April 15, 1998, the Florida Agency for Health Care Administration notified the Company of the Agency's intent to enforce the Company's Guarantee Agreement, under which the Company had agreed to reimburse UltraMedix's contracted Medicaid providers for authorized, covered Medicaid services rendered to covered Medicaid enrollees, for which the Agency had made payment on behalf of such enrollees, limited to an amount equal to the amount of surplus UltraMedix would have been required to maintain under the Medicaid contract in the absence of such Guarantee Agreement. Although the outcome cannot be predicted or reasonably estimated, Company management expects that the ultimate resolution regarding the Guarantee Agreement will not have a materially adverse effect on the Company's consolidated financial position.

Managed Plan Operated by the Company

     OMNICARE-MI. OmniCare-MI is a not-for-profit, tax-exempt corporation headquartered in Detroit, Michigan and serving southeastern Michigan, operating in Wayne, Oakland, Macomb, Monroe and Washtenaw counties. Its history includes a number of innovations that were adopted and proved successful for the industry. It was the first network model HMO in the country and the first to capitate physician services in an IPA model HMO. OmniCare-MI also created and implemented the first known mental health carve out in 1983.

     OmniCare-MI enrollment is through 900 companies that offer the Plan to employees and their family members, through individual enrollment that is open once a year for a 30-day period, and through the State's Medicaid program pursuant to an agreement with the Michigan Department of Community Health, which makes HMO coverage available to eligibles in certain counties and mandatory in others. This annually renewable agreement was extended by mutual agreement for an additional twelve months from January 1, 1998 to December 31, 1998. As of September 1, 1998, total enrollment in OmniCare-MI was approximately 95,987, of which 46,075 (48%) represent commercial members, including approximately 8,274 point of service members and approximately 49,912 (52%) represent Medicaid members.


     Among the major employers that offer OmniCare-MI, ranked by enrollment, are: the City of Detroit, the Federal Government, the Detroit Board of Education, Ford Motor Company, the State of Michigan, General Motors Corporation, Chrysler Corporation, Detroit Edison, Wayne County and Comerica Bank, the largest of which represents approximately 7% of OmniCare-MI's total enrollment. No other group exceeds 5% of the Plan's total enrollment.


     HMO growth in the State of Michigan has remained fairly static over the last several years. HMO enrollment penetration has remained in the 20% range during that period. However, management believes that this dormancy will not continue as public acceptance of HMOs is growing and employer encouragement is increasing as they realize that HMOs cost less and provide quality care.

     The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, with an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the Plan's Medicaid enrollment. In May 1997, OmniCare-MI was notified that it had been selected to participate in the State's program. Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the Medicaid eligibles to plans that were awarded contracts, but nonetheless instituted the rate reduction component of the new program effective July 1997. With the indefinite delay of the assignment of approximately 90,000 eligible recipients to the selected plans, and the implementation of the rate reductions of 20%, the operating revenues of OmniCare-MI and the resulting management fee revenues to the Company were adversely affected in fiscal 1998. There can be no assurance that OmniCare-MI can control health care costs at the rate of the premium reductions.

     Newspaper stories in May 1998 reported that the Michigan Insurance Bureau (the "Bureau") had obtained a sealed (confidential) court order on May 7, 1998 giving state regulators control over OmniCare-MI's assets. The Company responded with a public statement on May 12, 1998, stating that OmniCare-MI was not in receivership but was in active discussion with the Bureau regarding compliance with certain regulatory issues, that all services to members of OmniCare-MI would continue to be provided, with no decrease in the quality of care, and all providers would continue to be paid for their services, and that both the Company and OmniCare-MI had completely restructured their top management.

     In June 1998, the Company funded a $4.6 million unsecured loan to OmniCare-MI, evidenced by a surplus note, to enable OmniCare-MI to meet its minimum requirements for net worth and working capital. Pursuant to the surplus note, interest and principal repayments are subject to approval by the Bureau and are payable only out of the statutory surplus earnings of OmniCare-MI. The interest rate is at prime, payable annually and if not paid is forfeited. The principal has no stated maturity or repayment date. The surplus note is subordinated to all other claimants of OmniCare-MI. The Company recorded an impairment loss against its investment in this surplus note based on its evaluation of the recoverable value of such investment and accordingly, recognized bad debt expense of $2.3 million for the year ended June 30, 1998.

     On July 1, 1998, the Bureau issued a public statement in which the Michigan Commissioner of Insurance announced reaching accord with OmniCare-MI on a four-month plan to revitalize the HMO and cited "three major positive developments respecting OmniCare": an unsecured loan of $4.6 million by the Company, the corrective action plan and the "experienced and capable leadership of Gregory H. Moses."

     The reduction of Medicaid rates and other factors were considered in developing the OmniCare-MI corrective action plan, which is in the process of implementation. The corrective action plan includes the reduction of medical costs through renegotiation of hospital provider contracts, reduction of pharmacy costs and a reduction in the management fee percentage paid to the Company from 17% to 14%, effective June 1, 1998. In fiscal 1998, the Company derived 24% of its total revenues from its management agreement with OmniCare-MI. Management believes that the continued viability of OmniCare-MI is critical to the Company's future operations and concluded that the unsecured loan, in the form of a surplus note, and reduction in the management fee percentage were necessary actions to strengthen the financial condition and continued viability of OmniCare-MI.

     The Company, in its restructuring efforts and forecasts, has considered the impact of the reduction in the management fee percentage. Based on the fiscal 1998 level of operating revenues of OmniCare-MI, the pro forma impact of this reduction if applicable for all of that year would have been a reduction in management fee revenues of approximately $4.0 million or $.40 earnings per share.

Other Managed Plan Ventures

     OMNICARE-LA. OmniCare-LA, a network model HMO headquartered in New Orleans, Louisiana, was organized as a Louisiana corporation in November 1994, and is 100% owned by the Company's wholly owned subsidiary, United American of Louisiana, Inc. (UA-LA) ("UA-LA"). The Plan was granted an HMO license by the Louisiana Department of Insurance in June 1996. In connection therewith, the Company funded OmniCare-LA's statutory reserve and net worth requirements through letters of credit for $1.0 million and $1.0 million in cash deposited in accounts at state banks in Louisiana. OmniCare-LA was in a pre-operational phase since inception. Consistent with the Company's restructuring efforts, it has ceased its operations in Louisiana and withdrawn its $1.0 million statutory reserve and is in the process of liquidating and dissolving OmniCare-LA, including the anticipated cancellation of its letter of credit commitments.

     PHILCARE. PhilCare, a network model HMO headquartered in Philadelphia, Pennsylvania, was organized as a Pennsylvania corporation in May 1994.
PhilCare is 49% owned by the Company's wholly owned subsidiary, United American of Pennsylvania, Inc. ("UA-PA"), and 51% owned by local participants. In June 1996, PhilCare obtained its HMO license, with the Company funding PhilCare's statutory reserve and net worth requirements of $2.1 million through cash deposited at a Pennsylvania bank.

     PhilCare's initial business plan was to participate in Pennsylvania's mandatory Medicaid pilot program, HealthChoices, which required the enrollment of approximately 540,000 Medicaid recipients in five metropolitan Philadelphia counties into HMOs. In October 1996, the Company announced its decision to withdraw its support of PhilCare's participation in the HealthChoices program because existing program requirements would have made the Company's participation in the program unprofitable. Effective April 1, 1998, PhilCare entered into an Integrated Delivery System ("IDS") agreement with an entity that arranges for the provision of health care services for its Medicaid membership through contracts with health care providers. The IDS agreement places the entity in the position of bearing the risk, but as the contractor with the Pennsylvania Department of Public Welfare, the state's regulatory agency for HMOs, PhilCare is looked upon as being responsible for compliance with all applicable rules and regulations.

     In 1998, the Company recorded a full impairment loss against its investment in PhilCare based on its evaluation of the net recoverable value of such investment. This resulted in bad debt expense of $2.1 million for the year ended June 30, 1998. The Company's Board of Directors has determined to pursue recouping its investment in PhilCare.

     Consistent with the Company's restructuring efforts, the Company has ceased all operational activities of UA-PA, except its rent obligations for leased office space in Philadelphia which has been substantially sublet
(80%) and with respect to which the Company continues to seek subtenants for the remaining space. The Company is currently negotiating with its landlord to assume the subleases and release the Company from its lease obligations, but Company management is unable to predict the outcome of such discussions.

     ADVICA HEALTH MANAGEMENT. In March 1993, the Company reached an agreement with New York-based HealthScope Administrative Services Corporation, later known as HealthScope/United, Inc. ("HealthScope"), to form a health care management company intended to gain access to one of the largest Medicaid eligible populations in the United States. Pursuant to the agreement, HealthScope became a wholly owned subsidiary of Advica Health Management (formerly United/HealthScope, Inc.) ("Advica"), which was organized to engage in development, consulting and contract management services for publicly funded managed care programs in the metropolitan New York area.

     In 1995, New York City officials announced a four-year initiative to enroll over 1.7 million Medicaid recipients residing in New York City in managed care plans. The staggered enrollment aspect of the program was necessitated by an insufficient capacity to enroll all such recipients. This mandated initiative began to roll out in early 1997. Advica management anticipated the phase-in for its service areas in early 1998, but as of September 1998, the rollout to Advica's service areas has not yet begun.

     Through May 1997, outstanding amounts owed to the Company from Advica totaled approximately $4.9 million. In May 1997, Advica's outstanding debt and preferred stock were restructured to attract other investors. The Company converted its interest in Advica, including advances, accrued interest and the value of warrants held by the Company, to one million shares of non-voting preferred stock of the restructured Advica in the amount of $4.0 million, and a warrant to purchase 3,310 shares of Advica common stock, exercisable at any time at a nominal price, representing approximately 3% of Advica's common shares on a fully diluted basis.

     The conversion of the Company's loans to Advica to preferred stock was treated as a "troubled debt restructuring" with the investment recorded at its estimated fair value at the date of the restructuring. This resulted in bad debt expense of $.7 million for the year ended June 30, 1997. Subsequently, based on Advica's current and historical operating results as of June 30, 1998, the Company recognized a full impairment loss on such investment that resulted in bad debt expense of $2.3 million for fiscal year 1998.

SELF-FUNDED BENEFIT PLANS

     In 1993, the Company acquired CHF for approximately $16.2 million in the form of cash, stock, a contingent note and the assumption of liabilities. The contingent note was for $6.6 million and was earned out at both June 30, 1998 and June 30, 1997. CHF designs customized employee welfare plan arrangements for self-funded employers and provides marketing, management and administrative services to self-funded employers generally. Management believed that its acquisition of CHF represented an opportunity to expand its traditional business into the self-funded market that comprises a majority of the private sector employers. A self-funded health benefit plan is one in which an employer directly assumes the financial risk for its employees' health care costs by paying for employees' medical claims out of a separate fund consisting of employee and/or employer contributions.

     On September 12, 1997, the Company's Board of Directors approved the proposed stock sale of CHF for $30 million in cash to an entity related to the Company by certain common shareholders contingent on the buyer securing financing. The buyer was unable to obtain financing, resulting in the termination of the proposed sale.

     Subsequently, on May 14, 1998, the Company's Board of Directors approved a new proposed stock sale of CHF to a privately held national employee leasing company for $15.25 million in net cash plus $2.5 million of the proposed buyer's preferred stock, bearing a 6% annual preferred dividend payable in stock for three years and, thereafter, a 14% annual preferred dividend payable in cash. This proposed transaction was also not consummated.

     With the approval of the Company's Board of Directors, the Company reopened discussions with the principals of the first prospective buyer, including Louis J. Nicholas, the Chief Executive Officer of CHF and a former officer and director of the Company. On August 6, 1998, the Company's Board of Directors approved the terms of a new proposed CHF stock sale. Pursuant thereto, on September 8, 1998, CHFA, Inc., a corporation owned by Mr. Nicholas and others, purchased all of the stock of CHF for $17.75 million, comprised of $2 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. A regional investment banking firm issued a fairness opinion supporting the reasonableness of the consideration to be received by the Company for such sale.


     The secured note is payable to the Company in four monthly installments of $.5 million each on the last day of September through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note is payable to the Company in two annual installments of $.25 million with the balance due August 31, 2001. The security for the secured note includes a pledge of the stock of CHF and a limited personal guarantee of Mr. Nicholas. The proceeds from the sale of CHF have been and will be used to reduce debt and provide security for the Company's bank indebtedness.

OTHER VENTURE AND PRODUCT

     CHOICEONE. In December 1997, the Company completed the stock sale of its wholly owned subsidiary, ChoiceOne, a multi-state PPO created in 1993, for $.2 million in cash. The sale resulted from the Company's re-evaluating its strategic objectives and determining that ChoiceOne was not a core business segment. While owned by the Company, ChoiceOne was compensated by receiving either a per member access fee or a percentage of the savings realized from accessing the ChoiceOne network. As of August 1, 1997, ChoiceOne had approximately 228,000 members representing 154 payors.

GOVERNMENT REGULATION

     The Company is subject to extensive federal and state health care and insurance regulations designed primarily to protect enrollees in the Managed Plans, particularly with respect to government sponsored enrollees. Such regulations govern many aspects of the Company's business affairs and typically empower state agencies to review management agreements with health care plans for, among other things, reasonableness of charges. Among the other areas regulated by federal and state law are licensure requirements, premium rate increases, new product offerings, procedures for quality assurance, enrollment requirements, covered benefits, service area expansion, provider relationships and the financial condition of the managed plans, including cash reserve requirements and dividend restrictions. There can be no assurances that the Company or its Managed Plans will be granted the necessary approvals for new products or will maintain federal qualifications or state licensure.

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

     Federal and state regulation of health care plans and managed care products is subject to frequent change, varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. Laws and regulations relating to the Company's business are subject to amendment and/or interpretation in each jurisdiction. In particular, legislation mandating managed care for Medicaid recipients is often subject to change and may not initially be accompanied by administrative rules and guidelines. Changes in federal or state governmental regulation could affect the Company's operations, profitability and business prospects. Currently OmniCare-MI is in active discussions with state regulators regarding compliance with certain regulatory issues. See "Managed Plan
Operated By the Company" under "Managed Plans" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". While the Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations may be interpreted, regulatory revisions may have a material adverse effect on the Company.

INSURANCE

     The Company presently carries comprehensive general liability, directors and officers liability, property, business automobile, and workers' compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. The management agreements with OmniCare-MI and OmniCare-TN require, and with UltraMedix required, the respective managed plans to maintain general liability insurance, naming the Company as an additional insured. The Company or the individual managed plans are or were required to pay the insurance premiums under the terms of the respective management agreements. In addition, the Managed Plans have professional liability insurance that covers liability claims arising from medical malpractice, with the Company named as an additional insured. There can be no assurance as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

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

     The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of the Managed Plans and, therefore, the revenues of the Company. The predominant competitors in southeastern Michigan are Blue Cross/Blue Shield of Michigan, The Wellness Plan, Total Health Plan and Health Alliance Plan. The predominant competitors in central and southwestern Tennessee are Access-Med Plus and Blue Cross/Blue Shield. The Company's Managed Plans primarily compete on the basis of enrollee premiums, covered benefits, provider networks, utilization limitations, enrollee co-payments and other related plan features and criteria. Management believes that the Company's existing clients are able to compete effectively with their primary market competitors in these areas.

EMPLOYEES

     The Company's ability to maintain its competitive position and expand its business into new markets depends, in significant part, upon the maintenance of its relationships with various existing senior officers, as well as its ability to attract and retain qualified health care management professionals. Although the Company has an employment agreement with its current Chief Executive Officer, it neither has, nor intends to pursue employment agreements with all of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or attract such professionals.

     Consistent with the Company's restructuring efforts, the total number of employees was reduced from 427 at August 1, 1997 to 214 at September 1, 1998. Of this 50% reduction in staff, approximately 44% was due to the Company's cessation of its operations in Florida, Pennsylvania and Louisiana, and 56% was attributable to a reduction in staffing, including attrition, of its corporate and Tennessee operations. Management believes that the maintenance of the current staff with nominal projected increases will allow it to complete its restructuring efforts and stabilize operations in fiscal 1999. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

MANAGEMENT INFORMATION SYSTEMS

     Management believes that timely and relevant information is critical to a managed care operation and utilizes its management information system ("MIS") to process claims; analyze health care utilization; support provider, member and employer requirements; and control administrative costs. The Company previously initiated an MIS implementation plan intended to enhance its operations, reduce costs and improve customer service with the development of a proprietary client/server information system, along with complementary automation products including claims scanning, claims imaging, electronic data interchange and various select technologies for enterprise-wide installation.

     The Company experienced substantial changes in its MIS personnel in recent months, and appointed a new Senior Director of Management Information Systems in August 1998. Management is currently reassessing its MIS requirements and developing a comprehensive MIS strategy for the Company.

YEAR 2000

     The Company is in the process of developing plans to address issues related to the potential impact of the Year 2000 on its computerized systems and equipment. The plans in development will address systems modification requirements in the following primary areas: information systems, facilities, payors and suppliers. While the financial impact of making the required systems changes has not yet been quantified, it is not expected to have a material effect on the Company's financial condition and results of operations. The Company presently believes that with such modifications to software and hardware, which are expected to be completed by the end of 1999, the Year 2000 issue will not pose material problems. However, if such modifications are not made or are not completed timely, the Year 2000 issue could have a material adverse impact on the Company's consolidated financial position.

     Furthermore, the Company has initiated formal communications with its significant suppliers and large payors to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no assurances that the systems of other companies on which the Company relies will be timely converted and the Company may be adversely affected by the failure of a significant third party to become Year 2000 compliant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-K annual report, including, without limitation, statements containing the words "believes", "anticipates", "will", "may", "might", and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor".

     Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

      1. Inability of the buyer of CHF to comply with the terms of its secured and unsecured notes and the resultant impact on bank agreements.
      2.   Inability of OmniCare-MI to remain as a viable entity.
      3. Inability to increase premiums rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.

      4. Discontinuation of, limitations upon or restructuring of government-funded programs, including but not limited to the TennCare program.
      5. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
      6. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.
      7. The shift of employers from insured to self-funded coverage, resulting in reduced operating margins to the Company.
      8. Failure to obtain new customer bases, retain existing customer bases or reductions in work force by existing customers; failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.
      9.   Termination of the OmniCare-MI management agreement.
      10. Increased competition between current organizations and the entrance of new competitors and the introduction of new products by new and existing competitors.
      11.  Adverse publicity and media coverage.
      12.  Inability to carry out marketing and sales plans.
      13.  Loss or retirement of key executives.
      14. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
      15. The selection by employers and individuals of higher co-payment/deductible/coinsurance plans with relatively lower premiums or margins.
      16. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
      17. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.
      18.  Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
      19.  Denial of accreditation by quality accrediting agencies,
           e.g., the National Committee for Quality Assurance (NCQA).
      20.  Adverse results from significant litigation matters.
      21.  Adverse impact from Year 2000 issues.

ITEM 2.  PROPERTIES


     The Company currently leases approximately 86,000 aggregate square feet from which it conducts its operations in Michigan and Tennessee. The principal offices of the Company are located at 1155 Brewery Park Boulevard, Suite 200, Detroit, Michigan, where it currently leases approximately 54,000 square feet of office space. In conjunction with the Company's restructuring efforts, it vacated 10,000 square feet at its corporate headquarters and all of its 16,000 square feet of leased office space in the Renaissance Center, Detroit, Michigan, which housed its management information system operations. In consideration for negotiated lease concessions received by the Company, including rental reductions and being allowed to vacate leased space, the Company has agreed, among other things, that it will issue to its headquarters landlord 22,500 unregistered shares of common stock of the Company.

     The Company is a tenant of approximately 67,000 square feet of office space it is not using in Philadelphia, Pennsylvania. The Company has sublet 80% of such premises to third parties for rent substantially equal to its own and is attempting to sublease all or nearly all of the remaining space and is currently negotiating with its landlord for a release from the Company's rental obligations. Company management is unable to predict the outcome of these negotiations.

     The Company believes that its current facilities provide sufficient space suitable for all of the Company's planned activities and that sufficient additional space will be available on reasonable terms, if needed.

ITEM 3.  LEGAL PROCEEDINGS

SHAREHOLDER LAWSUIT

     As previously reported by the Company, certain former senior officers and the Company were named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the "Court") in August 1995. The Court consolidated these lawsuits into a single action. The consolidated action alleged that certain senior officers and the Company issued reports and statements that violated federal securities laws. The Company and the officers contend that all material facts were disclosed during the period in question and that certain material facts alleged not to have been disclosed were already available in the financial marketplace.

     Nevertheless, management concluded that continued defense of the litigation was depleting the available insurance pool and that an unfavorable outcome in excess of insurance policy limits potentially could have an adverse impact on the Company's financial position. Continuation of this litigation would have also diverted management's focus from operations. Based on these facts, management pursued settlement with the plaintiffs. In January 1998, the parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs and payment by the Company of $3.25 million, of which the Company anticipates the insurance carrier to pay $2.1 million, which proposed settlement was subject to federal court approval.

     In late April 1998, the Company informed the plaintiffs' counsel and the Court that the Company would not be able to fully fund its portion of the tentative settlement amount. On September 14, 1998, the parties agreed to a restructured proposed settlement requiring the release of all claims and damages sought by the plaintiffs in exchange for (a) $2.0 million in cash from the Company's insurance carrier, (b) a $625,000 promissory note of the Company payable in 15 equal monthly installments beginning 13 months after entry of a final court order approving the settlement, with interest at 4% per annum from the date of such order, and (c) newly issued shares of common stock of the Company with an aggregate value of $625,000 based on a share price equal to the greater of (i) the average closing price of the Company's common stock for the period from July 20, 1998 through the third trading day preceding the court hearing on approval of the settlement and (ii) $2.25.

     The pending settlement is subject to federal court approval following a court hearing on the fairness of the proposed settlement, expected to be scheduled for November 30, 1998. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

RECEIVERSHIP AND LIQUIDATION OF UA-FL AND ULTRAMEDIX

     On February 26, 1998, pursuant to a Stipulation and Consent to Appointment of Receiver and Order of Liquidation earlier signed and delivered to the FDOI by the Company, UltraMedix and UA-FL, upon the FDOI's petition, the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida (the "Florida court") entered a consent order declaring UltraMedix and UA-FL (the "Organizations") insolvent and appointing the FDOI as Receiver for the purposes of their liquidation.

     On March 3, 1998, the Florida court entered a Consent Order of
Liquidation, Injunction and Notice of Stay, declaring that any further efforts of the Receiver to rehabilitate the Organizations would be useless, ordering the Receiver to take possession of and liquidate all assets of the Organizations, and ordering the immediate cancellation of UltraMedix's authority to provide health services as an HMO in Florida. On April 15, 1998, the Florida Agency for Health Care Administration notified the Company of the Agency's intent to enforce the Company's Guarantee Agreement, under which the Company had agreed to reimburse UltraMedix's contracted Medicaid providers for authorized, covered Medicaid services rendered to covered Medicaid enrollees, for which the Agency had made payment on behalf of such enrollees, limited to an amount equal to the amount of surplus UltraMedix would have been required to maintain under the Medicaid contract in the absence of such Guarantee Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The shares of the Company's Common Stock are traded on the New York Stock Exchange under the symbol "UAH." The table below sets forth the range of the highest and lowest sales prices for the past two fiscal years, as reported by the Exchange.


                 1997 SALES PRICE    1998 SALES PRICE
FISCAL QUARTER    HIGH      LOW       HIGH      LOW
--------------  --------  --------  --------  --------
First             11 5/8     8        7 7/8     5
Second             8 1/8     5 1/2    5 9/16    1 9/16
Third              6 1/4     4 1/4    2 13/16   1 1/16
Fourth             6 3/8     4        2           3/4

     As of September 17, 1998, the closing price of the Common Stock on the NYSE was $1.50 per share and there were approximately 265 shareholders of record of the Company.

     The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA


     The following table sets forth selected consolidated financial data for the periods indicated:


                                               1998       1997       1996      1995      1994
                                             ---------  ---------  --------  --------  --------
                                                   (in thousands, except per share data)
OPERATING DATA (YEAR ENDED JUNE 30):
Operating revenues                           $105,588   $112,549   $92,379    $59,790   $38,435
(Loss) earnings from continuing operations   $(22,915)  $ (5,260)  $(3,657)   $ 6,229   $ 6,470
Discontinued operation, net of income taxes  $ (2,581)  $  1,845   $   909    $   367   $   912
Net (loss) earnings                          $(25,496)  $ (3,415)  $(2,748)   $ 6,596   $ 7,382
(Loss) earnings per common share from
 continuing operations                       $  (3.48)  $  (0.80)  $ (0.56)   $  0.95   $  0.99
Net (loss) earnings per common share         $  (3.88)  $  (0.52)  $ (0.42)   $  1.01   $  1.13
Weighted average common shares outstanding      6,578      6,553     6,561      6,561     6,561


                                               1998       1997       1996      1995      1994
                                             ---------  ---------  --------  --------  --------
BALANCE SHEET DATA (JUNE 30):
Cash and investments                         $ 14,690   $ 17,442   $30,930    $17,537   $20,136
Intangible assets, net                          5,629     10,557    11,546          -         -
Net assets of discontinued operation           16,703     19,746    14,703     10,542     9,150
Total assets                                   58,684     79,662    93,239     57,614    44,778
Medical claims and benefits payable            20,004     11,632    25,678          -         -
Debt                                           22,444     23,868    21,654     10,474     5,833
Shareholders' equity                            9,081     34,406    37,822     40,508    34,189


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                    OVERVIEW

     On January 12, 1998, as a result of significant operating losses, negative working capital and a reduction in net worth, the Company announced a major financial restructuring program which was designed to cut the Company's cash losses and position the Company for profitable operations. To oversee the Company's restructuring efforts, the Company named a new Chairman of the Board to serve in a non-executive capacity, with the day to day operations of the Company continuing to be managed by its then current Chief Executive Officer and then current President and Chief Operating Officer. The Company engaged Arthur Andersen LLP to assist in the development and implementation of the financial restructuring program and named as Interim Chief Financial Officer of the Company, the individual who was also the head of Arthur Andersen LLP's Chicago-based Corporate Recovery Services Group.

     The restructuring program encompassed Company plans to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate its investment in affiliates and other assets and sell CHF.

     On May 12, 1998, the Company announced three changes in management: (1) the retirement of the then current Chief Executive Officer of the Company effective August 6, 1998, including his immediate relinquishment of his operational responsibilities, (2) the resignation of the then current President and Chief Operating Officer of the Company and (3) the election of Gregory H. Moses, Jr. as the new President and Chief Operating Officer of the Company. In August 1998, Mr. Moses additionally became the Chief Executive Officer of the Company, the Company's Corporate Controller became its new Treasurer and Interim Chief Financial Officer and the Company appointed a new Senior Director of Management Information Systems.

     Restructuring actions completed include the change in senior management, the sale of CHF for $17.75 million, the cessation of operations in Florida, Louisiana and Pennsylvania, renegotiations of the bank credit facility and of the proposed shareholder lawsuit settlement, employee downsizing, cancellation of certain facility leases, reduction of corporate overhead, establishing impairment losses on the Company's investments in affiliates and the write-off of certain property and equipment.

     The pre-tax effect of these restructuring efforts included: a) employee downsizing, including attrition, at the Company's Corporate and Tennessee operations of approximately 120 persons, or approximately 35% of the work force at those locations, resulting in savings during fiscal 1998 of $1.8 million and with annualized savings estimated at $5.7 million, and the recognition of $.2 million of severance expenses; b) renegotiation of the Company's corporate office lease space which resulted in the reduction of accrued rent by $.6 million; c) expensing $.7 million and $.3 million of deferred HMO licensure-related costs in Louisiana and Pennsylvania, respectively; d) establishing impairment losses of $2.3 million and $2.1 million on the Company's investments in Advica and PhilCare, respectively; e) the write-off of certain property and equipment of $.8 million; and f) professional fees related to the restructuring efforts and the sale of CHF, of $3.0 million. The net of these efforts resulted in a pre-tax loss of approximately $9.0 million in fiscal 1998.

     Additionally, the Company recognized $12.2 million in losses related to the operations and subsequent cessation of the Company's Florida operations.

     Newspaper stories in May 1998 reported that the Michigan Insurance Bureau (the "Bureau") had obtained a sealed (confidential) court order on May 7, 1998 giving state regulators control over OmniCare-MI's assets. The Company responded with a public statement on May 12, 1998, stating that OmniCare-MI was not in receivership, but was in active discussion with the Bureau regarding compliance with certain regulatory issues. On July 1, 1998, the Bureau issued a public statement in which the Michigan Commissioner of Insurance announced reaching accord with OmniCare-MI on a four-month plan to revitalize the HMO and cited "three major positive developments respecting OmniCare": the Company's cash infusion of $4.6 million, the corrective action plan and the "experienced and capable leadership of Gregory H. Moses."

     In June 1998, the Company funded a $4.6 million unsecured loan to OmniCare-MI, evidenced by a surplus note, to enable OmniCare-MI to meet its minimum requirements for net worth and working capital. Pursuant to the surplus note, interest and principal repayments are subject to approval by the Bureau and are payable only out of the statutory surplus earnings of OmniCare-MI. The interest rate is at prime, payable annually and if not paid is forfeited. The principal has no stated maturity or repayment date. The surplus note is subordinated to all other claimants of OmniCare-MI. The Company recorded an impairment loss against its investment in this surplus note based on its evaluation of the recoverable value of such investment and accordingly, recognized bad debt expense of $2.3 million for the year ended June 30, 1998.

     The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, with an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the Medicaid enrollment for OmniCare-MI. OmniCare-MI was selected to participate in the State's program. It was anticipated that approximately 90,000 additional eligible recipients would be assigned to the selected plans. The membership increase was expected to help offset the rate reductions under the program. Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the Medicaid eligible recipients to plans that were awarded contracts, but did institute the rate reduction component of the new program effective July 1997.


     With the indefinite delay of the assignment of the eligible recipients and with Medicaid rate reductions of 20%, the operating revenues of OmniCare-MI and the resulting management fees to the Company decreased in fiscal 1998. The effect of the rate reductions on management fees from OmniCare-MI was an approximately $3.0 million decrease.

     The reduction of Medicaid rates and other factors were considered in developing the OmniCare-MI corrective action plan, which is in the process of implementation. The corrective action plan includes the reduction of medical costs through renegotiation of hospital provider contracts, reduction of pharmacy costs and a reduction in the management fee percentage paid to the Company. In fiscal 1998, the Company derived 24% of its total revenues from its management agreement with OmniCare-MI. Management believes that the continued viability of OmniCare-MI is critical to the Company's future operations and concluded that the unsecured loan, in the form of a surplus note, and reduction in the management fee percentage were necessary actions to strengthen the financial condition and support the continued viability of OmniCare-MI.

     The Company reported a fiscal 1998 loss from continuing operations of $22.9 million, or $3.48 per share. Including discontinued operation, the loss totaled $25.5 million, or $3.88 per share. The effect of the Company's restructuring efforts, losses from and subsequent cessation of its Florida operation and other asset impairment charges represented approximately $17 million of the loss from continuing operations, or $2.56 per share.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     Total revenues from continuing operations decreased $6.9 million (6.1%), from $112.5 million in fiscal 1997 to $105.6 million in fiscal 1998.

     Medical premium revenues were $78.6 million in fiscal 1998, an increase of $8.2 million (12%) over medical premium revenues of $70.4 million in fiscal 1997. Medical premiums for OmniCare-TN increased $7.0 million (12%), from
$56.5 million in 1997 to $63.5 million in fiscal 1998. Of the increase, $1.1 million relates to the TennCare Bureau's 1998 annual settlement to managed care organizations for high cost chronic conditions of their membership and new medical technologies. The remaining OmniCare-TN increase of $5.9 million is due to rate and enrollment increases. The per member per month ("PMPM") premium rate - based on an average membership of 44,000 compared to 43,000 for the prior year excluding the effects of the adverse selection and medical technologies settlement - was $119 in fiscal 1998, compared to $110 in fiscal 1997, an increase of 8% or $4.7 million. The rate increase included changes in
the enrollment mix.   A 2% increase in enrollment accounted for the remaining
$1.2 million increase.

     Medical premiums for UltraMedix increased $1.2 million (9%), from $13.9 million in fiscal 1997 to $15.1 million in fiscal 1998.

     Management fees were $25.0 million in fiscal 1998, a decrease of $15.0 million (38%) from fees of $40.0 million in fiscal 1997. The operating revenues of OmniCare-MI decreased in fiscal 1998 due primarily to a net decrease in premium and enrollment rates of approximately 10% and 2%, respectively, which contributed to the decrease in management fees to the Company of approximately $4.2 million. As noted in the overview, the State Medicaid initiative in Michigan was the primary factor in the reduced premium rates. Additionally, the reduction in the management fee percentage in June 1998 resulted in a decrease of management fees of $.4 million. The Company recognized a decrease in management fee revenues from fiscal 1997 of $10.4 million, related to the PPC management agreement, which was terminated in May 1997.

     Total expenses before income taxes from continuing operations totaled $132.9 million in fiscal 1998, compared to $119.0 million in fiscal 1997, an increase of $13.9 million (12%).

     Medical service expenses were $70.3 million in fiscal 1998, an increase of $12.5 million (22%) over medical service expenses of $57.8 million for fiscal 1997. Medical expenses for OmniCare-TN increased by $7.6 million (17%), from $45.4 million for fiscal 1997 to $53.0 million in fiscal 1998. Medical expenses for UltraMedix increased $4.9 million (40%), from $12.4 million in fiscal 1997 to $17.3 million in fiscal 1998. The percentage of medical service expenses to medical premium revenues, or the medical loss ratio ("MLR"), was 83% and 80% for OmniCare-TN in fiscal 1998 and 1997, respectively, and 115% and 88% for UltraMedix in fiscal 1998 and 1997, respectively.

     Marketing, general and administrative expenses ("MG&A") decreased $8.5 million (16%), from $52.8 million in fiscal 1997 to $44.3 million in fiscal 1998, due to the following: (i) termination of the PPC management agreement, which resulted in a $9.1 million decrease; (ii) an increase in professional fees of $4.6 million, related primarily to the financial restructuring program of $3.0 million, expensing deferred HMO licensure-related cost in Louisiana and Pennsylvania of $1.0 million and information system development and maintenance of $.6 million; (iii) a $2.3 million loss related to the liquidation of the assets and certain liabilities of the Florida operations; (iv) a $1.3 million decrease in occupancy related cost, of which $.6 million related to the renegotiation of the Company's corporate office lease space which reduced accrued rent; and (v) decreases in salary costs of $3.0 million, promotional and advertising activities of $.9 million, consumables of $.5 million and travel of $.6 million.

     Depreciation and amortization in fiscal 1998 was $9.7 million, compared to $4.1 million in fiscal 1997, an increase of $5.6 million (137%). Of this increase, $3.5 million was due to the write-off of the remaining goodwill related to the Company's purchase of UltraMedix due to the liquidation order as to UltraMedix in fiscal 1998. Also see Notes 4 and 7 to the audited Consolidated Financial Statements. Additional increases included $.3 million due to the change in estimate of the remaining useful life of the Company's managed care software, and the write-off of certain property and equipment of approximately $.8 million.

     Bad debt expense increased $5.0 million (278%), from $1.8 million in fiscal 1997 to $6.8 million in fiscal 1998. The increase related to impairment losses established on certain of the Company's investments and surplus note receivable.

     As a result of the foregoing, the Company recognized a loss from continuing operations, before income taxes, of $27.4 million for fiscal 1998, compared to a loss from continuing operations, before income taxes, of $6.5 million for fiscal 1997, a $20.9 million change. The loss from continuing operations, net of income taxes, was $22.9 million for fiscal 1998, compared to a loss from continuing operations, net of income taxes, of $5.3 million for fiscal 1997, a change of $17.6 million. The federal statutory tax rate for continuing operations for both periods was approximately 34%. Goodwill amortization related to equity investments, the write-off of capital investments not deductible for tax purposes and state income taxes resulted in an effective tax rate of approximately 16% for fiscal 1998 compared to 19% for the prior fiscal year.


     The loss from discontinued operation, net of income taxes, was $2.6 million for fiscal 1998, compared to earnings of $1.9 million for 1997, a change of $4.5 million. This is due primarily to increased contract servicing costs and the reduction in the net carrying value of net assets to the net realizable value of $2.5 million.

     The net loss for fiscal 1998 was $25.5 million, or $3.88 per share, compared to a net loss of $3.4 million, or $0.52 per share, for fiscal 1997.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996


     Total revenues from continuing operations increased $20.1 million (22%), from $92.4 million in fiscal 1996 to $112.5 million in fiscal 1997.

     Medical premium revenues were $70.4 million in fiscal 1997, an increase of $35.9 million (104%) over medical premium revenues of $34.5 million in fiscal 1996. Medical premiums for OmniCare-TN increased $27.8 million (97%), from $28.7 million in fiscal 1996 to $56.5 million in fiscal 1997. The net increase is due to 12 months of activity in fiscal 1997 compared to 5 months in fiscal 1996, offset by a net decrease in member months. The enrollment for OmniCare-TN was approximately 40,100 at June 30, 1997, compared to approximately 48,200 at June 30, 1996, a decrease of 8,100 members or 17%. The State of Tennessee's disenrollment of approximately 7,000 members in the quarter ending December
1996 was the primary reason for the decrease. This action was taken by the State based upon the return of undeliverable questionnaires mailed to members, which the State requested for continued participation.

     Medical premiums for UltraMedix increased $8.1 million (140%), from $5.8 million in fiscal 1996 to $13.9 million in fiscal 1997. The net increase is due to 12 months of activity in fiscal 1997 compared to 5 months in fiscal 1996. UltraMedix's enrollment at June 30, 1997 was approximately 18,100, an increase of 7,000 (63%) from the June 30, 1996 enrollment of approximately 11,100 members. UltraMedix made significant enrollment gains in the commercial market since approval of its HMO license in October 1995. The increase in the commercial market was due in part to the State of Florida's unsuccessful initiative to mandate the enrollment of Medicaid eligibles into managed care organizations. UltraMedix was selected to participate in this program and the contract award would have capped UltraMedix's Medicaid enrollment, including existing members, at approximately 48,000 during the contract period. Because of legal challenges from unsuccessful bidders to the State's request for proposal, the initiative was halted indefinitely. To minimize the uncertainty related to rate reductions contemplated by the initiative, UltraMedix retargeted its marketing efforts to expand its commercial business. This contributed to the change in UltraMedix's enrollment mix from 98%:2% (Medicaid-to-commercial) as of June 1996, to 53%:47% as of June 1997. As of September 1997, the mix was 46%:54%.

     The average PMPM premium rate in fiscal 1997 for OmniCare-TN was $110 and for UltraMedix, $98.

     Management fees were $40.0 million in fiscal 1997, a decrease of $15.9 million (28%) from fees of $55.9 million in fiscal 1996. $8.5 million of the decrease was due to the purchase of majority ownership interests in UltraMedix and OmniCare-TN in January 1996, resulting in the consolidation of these entities, including the elimination of inter-company management fees. $8.7 million of the decrease was due to an agreement reached in June 1996 between the Company and OmniCare-TN, pursuant to which OmniCare-TN agreed to reimburse the Company approximately $8.7 million for start-up costs and other expenses incurred for the period January 1994 through September 1995.

     Operating revenues of OmniCare-MI decreased in fiscal 1997 due primarily to a net decrease in enrollment rates of approximately 2%, which resulted in decreased management fees to the Company of approximately $1.4 million. These decreases were offset by a $2.0 million increase in management fees from PPC, attributable primarily to increased PPC enrollment of approximately 52%, offset by a decrease in premium rates of approximately 15% and 11 months of management fees in fiscal 1997 compared to 12 months in fiscal 1996.

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

     Total expenses before income taxes from continuing operations totaled $119.0 million in 1997, compared to $95.8 million in fiscal 1996, an increase of $23.2 million or 24%.

     Of the total medical service expenses of $57.8 million in fiscal 1997, $45.4 million relates to OmniCare-TN and $12.4 million to UltraMedix, an increase of $27.9 million (93%) over medical service expenses of $29.9 million in fiscal 1996. The MLR was 80% for OmniCare-TN and 88% for UltraMedix in fiscal 1997. The OmniCare-TN MLR for fiscal 1997 was positively affected by the State of Tennessee's $2.4 million settlement to adjust the amount of claims saving paid and/or accrued to the State of Tennessee prior to OmniCare-TN obtaining its TennCare HMO license and the recognition of duplicate claims paid to providers.

     Marketing, general and administrative expenses (MG&A) increased $2.7 million (5%), from $50.1 million in fiscal 1996 to $52.8 million in fiscal 1997, due to the following: (i) MG&A for the Company's operation of PPC increased $1.0 million, but PPC-related MG&A as a percentage of management fee revenues decreased 9% from 95% in fiscal 1996 to 86% in fiscal 1997, due primarily to the mandated Medicaid initiative that increased enrollment without a corresponding marketing effort; (ii) MG&A for corporate headquarters, including the cost to operate OmniCare-MI, increased $1.9 million, and MG&A as a percentage of management fee revenues increased 9%, from 93% in 1996 to 102% in fiscal 1997, due to several factors, including: (a) a $1.4 million decrease in management fees from OmniCare-MI; (b) an average 5% salary rate increase, and (c) a $.3 million adjustment to increase rent expense in fiscal 1997 calculated as the difference between the lease obligations of the Company and the estimated rental income from sub-tenants for the remaining life of the Company's lease in Pennsylvania; and (iii) a net decrease of approximately
$.2 million related to the Company's Florida and Tennessee operations.

     Equity in net losses of unconsolidated affiliates decreased approximately $.7 million, from $.7 million in fiscal 1996 to zero in fiscal 1997, due to the Company's acquisition of a majority interest in OmniCare-TN and UltraMedix in January 1996.

     Depreciation and amortization in fiscal 1997 was $4.1 million, compared to $3.4 million in fiscal 1996, an increase of $.7 million (21%). The increase was due primarily to the amortization of goodwill related to acquisitions and computer software.

     Interest expense increased approximately $.3 million (27%), from $1.1 million in fiscal 1996 to $1.4 million in fiscal 1997, due to increased borrowings against the line of credit.

     Of the bad debt expense of $1.8 million in fiscal 1997, $1.1 million relates to a valuation reserve established to estimate the net recovery of $1.2 million in refundable advances made by OmniCare-TN to a third party administrator. The third party administrator has denied the obligation and, as a result, the Company is pursuing legal action to collect the receivable. The balance of the fiscal 1997 bad debt expense is due to an additional write-down of approximately $.7 million recorded to reduce the Company's $4.0 million investment in Advica. Prior year Advica reserves totaled $1.1 million. As the investment was capital in nature, no tax credits have been taken against the cumulative reserve of $1.8 million.

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

     For fiscal 1997, the estimated Company expense related to the then proposed shareholder class action lawsuit settlement, net of insurance coverage, was $1.15 million. The proposed settlement was subject to federal court approval. See also "Legal Proceedings".

     As a result of the foregoing, the Company recognized a loss from continuing operations before income taxes of $6.5 million in fiscal 1997, compared to a loss from continuing operations before income taxes of $3.4 million in fiscal 1996, a $3.1 million change. The federal statutory tax rate for continuing operations for fiscal 1997 and fiscal 1996 was approximately 34%. Goodwill amortization related to equity investments, equity losses from unconsolidated affliates, losses related to capital investments not deductible for tax purposes and state income taxes resulted in an effective tax rate of approximately 19% in fiscal 1997. These differences resulted in tax expense on the fiscal 1996 loss. The net loss from continuing operations in fiscal 1997 was $5.3 million, compared to a net loss from continuing operations of $3.7 million in fiscal 1996, a change of $1.6 million.

     Earnings from discontinued operation, net of income taxes, were $1.8 million in fiscal 1997, compared to $.9 million in fiscal 1996, an increase of $.9 million. This change is due primarily to a contract entered into with the State of Maryland's Injured Workers' Insurance Fund in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had (i) cash and cash equivalents and short-term marketable securities of $14.7 million, compared to $17.4 million at June 30, 1997; (ii) working capital of negative $14.1 million, compared to negative $13.0 million at June 30, 1997; and (iii) a current assets-to-current liabilities ratio of .64-to-1, compared to .67-to-1 at June 30, 1997. The principal sources of funds for the Company during fiscal 1998 were $1.2 million provided from net operating activities, net sales of marketable securities of $9.9 million, debt borrowings of $.1 million and proceeds from the issuance of common stock of $.2 million--offset by furniture and equipment additions of $.8 million, investing cash used in discontinued operation of $.8 million, $1.6 million to repay long-term debt and $4.6 million to fund an unsecured loan evidenced by a surplus note issued by OmniCare-MI.

     In previous fiscal years, to satisfy applicable statutory requirements, the Company provided $1.0 million in letters of credit on behalf of, and a $1.0 million capital contribution to, OmniCare-LA, and made a $2.1 million capital contribution to

\
PhilCare. The foregoing funds were provided by the Company from its line of credit arrangement. Due to the cessation of its Louisiana operations, the Company withdrew the $1.0 million capital contribution and is in the process of cancelling its letter of credit commitments. The Company's Board of Directors has determined to withdraw from all of its involvement in Pennsylvania and to pursue recouping its investment in PhilCare.

     On September 8, 1998, the Company sold the stock of CHF for $17.75 million, comprised of $2 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. The secured note is payable to the Company in four monthly installments of $.5 million each on the last day of September through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note is payable to the Company in two annual installments of $.25 million with the balance due August 31, 2001, plus interest at 6% per annum. The security for the secured note includes a pledge of the stock of CHF and a limited personal guarantee of Louis J. Nicholas, a principal of the buyer. The proceeds from the sale of CHF have been and will be used to reduce debt and provide security for the Company's bank indebtedness.

     On March 12, 1998, effective as of February 1, 1998, the Company entered into an amended loan agreement and promissory note for a $22.9 million line of credit facility with its current bank lender. On September 1, 1998, the Company and the bank amended the loan agreement and promissory note to decrease the line of credit amount to $20.94 million and modify other terms. The purposes of the line of credit facility as of February 1, 1998 were to (i) renew and increase the existing line of credit to pay off outstanding term loans with the same bank and (ii) guarantee the payment of an existing $.5
million letter of credit.   The agreement requires the permanent reduction of
the outstanding balance and the line of credit facility (a) at October 15, 1998 to $20.44 million, (b) at November 15, 1998 to $19.94 million, (c) at December 15, 1998 to $19.44 million, (d) at January 15, 1999 to $18.44 million, (e) at
February 15, 1999 to $17.94 million and (f) at April 15, 1999 to the lesser of the then outstanding principal balance or $8 million, and the cancellation of the $.5 million letter of credit by January 1, 1999. The maturity date of the line of credit facility is October 1, 1999.

     The line of credit facility is secured by all of the Company's rights, title and interest in the secured and unsecured promissory notes of the purchaser of the stock of CHF representing part of the purchase price for such stock (which purchaser has covenanted with the bank to make all payments on such notes directly to the bank for credit against the Company's indebtedness to the bank) and in the pledged CHF stock and other documents related to such
purchase.   Financial covenants for minimum net worth, debt service coverage ratio, and maximum debt to worth ratio will be established prior to March 1, 1999.

     The Company is unable at this time to assess the capital requirements, if any, related to the final disposition of UltraMedix.

     The Company's restructuring efforts significantly contributed to the $22.9 million loss from continuing operations in fiscal 1998. However, after adjusting for non-cash activities and changes in assets and liabilities, the Company generated positive cash flows from operations in fiscal 1998. The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the stabilization of OmniCare-MI, continuation of its restructuring efforts, achieving increased operational efficiencies at its Tennessee operation and the collection of the CHF sale proceeds.

     Management believes that the negative working capital, excluding the $6.3 million in medical claims liability established for UltraMedix and including long term debt at June 30, 1998 of $15.8 million, can be funded from the CHF sale proceeds and operations in fiscal 1999. Management further expects that the OmniCare-MI corrective action plan, which is in the process of implementation, will stabilize that Plan and eliminate the need for future cash infusions from the Company. Omnicare-MI has successfully renegotiated certain major hospital provider contracts,including its most significant hospital contract, which was one of the major components of the corrective action plan, the effects of which will reduce medical costs.

RECENTLY ENACTED PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued in June, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. This Statement requires that all items that are required as components of comprehensive income be displayed in a financial statement. Management does not expect the adoption of SFAS 130 will have a significant impact on the financial statement disclosures of the Company.

ITEM 8.  FINANCIAL STATEMENTS

     Presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None that has not been previously reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 12, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 12, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 12, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 12, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.

     (3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760), (ii) the Company's Form 10-K for its fiscal years ended June 30, 1993, 1994, 1995, 1996 and 1997; (iii) the Company's Form 10-Q for its quarters ended March 31, 1996;

September 30, 1996; March 31, 1997 and March 31, 1998 (iv) the Company's Form 8-Ks filed with the Commission August 8, 1991; April 23, 1993; May 24, 1993; January 29, 1996; April 19, 1996; October 30, 1997 and January 12, 1998; or (v)
the Company's Form 8-K/A filed with the Commission July 21, 1993 and November 12, 1997. The Exhibit Index is hereby incorporated by reference into this Item 14.

      (b) No reports on Form 8-K were filed with respect to the last three months of fiscal 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1998.

                                          UNITED AMERICAN HEALTHCARE
                                          CORPORATION
                                              (Registrant)

                                     By: /s/GREGORY H. MOSES, JR.
                                         -------------------------------------
                                         Gregory H. Moses, Jr.
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 28, 1998.

     SIGNATURE                 CAPACITY
     ---------                 --------

/s/GREGORY H. MOSES, JR.     President, CEO and Director
------------------------
Gregory H. Moses, Jr.        (Principal Executive Officer)

/s/ANITA C.R. GORHAM         Secretary and Director
--------------------
Anita C.R. Gorham

/s/PAUL G. SAMUELS           Treasurer
------------------
Paul G. Samuels              (Principal Financial Officer and
                               Principal Accounting Officer)

/s/WILLIAM C. BROOKS         Director
--------------------
William C. Brooks

/s/JULIUS V. COMBS, M.D.     Director
------------------------
Julius V. Combs, M.D.

/s/WILLIAM B. FITZGERALD     Director
------------------------
William B. Fitzgerald

/s/DARREL W. FRANCIS         Director
--------------------
Darrel W. Francis

/s/HARCOURT G. HARRIS, M.D.  Director
---------------------------
Harcourt G. Harris, M.D.

/s/PEARL M. HOLFORTY         Director
--------------------
Pearl M. Holforty

/s/RONALD M. HORWITZ, Ph.D.  Director
---------------------------
Ronald M. Horwitz, Ph.D.

/s/EMMETT S. MOTEN, JR.      Director
-----------------------
Emmett S. Moten, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditors' Report................................................F-2

Report of Independent Certified Public Accountants..........................F-3

Consolidated Balance Sheets as of June 30, 1998 and 1997....................F-4

Consolidated Statements of Operations for each of the
   years in the three year period ended June 30, 1998.......................F-5

Consolidated Statements of Shareholders' Equity for each
   of the years in the three year period ended June 30, 1998................F-6

Consolidated Statements of Cash Flows for each of the
   years in the three year period ended June 30, 1998.......................F-7

Notes to Consolidated Financial Statements..................................F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
United American Healthcare Corporation:

         We have audited the accompanying consolidated balance sheet of United American Healthcare Corporation and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP


Detroit, Michigan
September 28, 1998

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
UNITED AMERICAN HEALTHCARE CORPORATION

We have audited the accompanying consolidated balance sheet of United American Healthcare Corporation (a Michigan corporation) and Subsidiaries as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of OmniCare Health Plan, Inc. of Tennessee, a 75 percent owned subsidiary, which statements reflect total assets of $12,751,000 as of June 30, 1997 and total revenues of $57,384,000 and $29,247,000 for the periods ended June 30, 1997 and 1996, respectively. These statements were audited by other independent auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for OmniCare Health Plan, Inc. of Tennessee, is based solely on the reports of the other independent auditors.

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

In our opinion, based on our audits and the aforementioned reports of other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP

Southfield, Michigan
September 30, 1997

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                  JUNE 30,
                                                                                                          -------------------------
                                                                                                              1998         1997
                                                                                                          -------------------------
       ASSETS
       --------------------------------------------------------------------------------------------------
       Current assets
         Cash and cash equivalents                                                                           $13,259      $ 9,582
         Marketable securities                                                                                 1,431        7,860
         Premium receivables                                                                                   2,723        5,275
         Other receivables                                                                                     1,816        2,441
         Refundable federal income taxes                                                                       5,453          115
         Prepaid expenses and other                                                                              281          587
         Deferred income taxes                                                                                   594          746
                                                                                                          -------------------------
            Total current assets                                                                              25,557       26,606

       Property and equipment, net                                                                             6,098       10,100
       Intangible assets, net                                                                                  5,629       10,557
       Investments in and advances to affiliates, net                                                              -        4,400
       Surplus note receivable, net                                                                            2,300            -
       Marketable securities                                                                                   1,396        3,937
       Deferred income taxes                                                                                     417        2,376
       Other assets                                                                                              584        1,940
       Net assets of discontinued operation                                                                   16,703       19,746
                                                                                                          -------------------------
                                                                                                             $58,684      $79,662
                                                                                                          =========================
       LIABILITIES AND SHAREHOLDERS' EQUITY
       --------------------------------------------------------------------------------------------------
       Current liabilities
         Current portion of long-term debt                                                                   $14,444      $21,851
         Medical claims payable                                                                               20,004       11,632
         Accounts payable and accrued expenses                                                                 3,549        3,642
         Accrued compensation and related benefits                                                             1,240        2,098
         Other current liabilities                                                                               420          380
                                                                                                          -------------------------
            Total current liabilities                                                                         39,657       39,603

       Long-term debt, less current portion                                                                    8,000        2,017
       Accrued rent                                                                                              935        1,599
       Deferred income taxes                                                                                   1,011        2,037

       Shareholders' equity
         Preferred stock, 5,000,000 shares authorized; none issued                                                 -            -
         Common stock, no par, 15,000,000 shares authorized; 6,578,356
            and 6,535,941 issued and outstanding in 1998 and 1997                                             10,715       10,498
         Retained earnings (deficit)                                                                          (1,500)      23,996
         Unrealized net loss on marketable securities                                                           (134)         (88)
                                                                                                          -------------------------
                                                                                                               9,081       34,406
                                                                                                          -------------------------
                                                                                                             $58,684      $79,662
                                                                                                          =========================

     See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 YEAR ENDED JUNE 30,
                                                                                  ----------------------------------------------
                                                                                       1998             1997           1996
                                                                                  ----------------------------------------------


REVENUES
  Medical premiums                                                                    $78,582          $70,430       $34,523
  Management fees from related parties                                                 24,986           40,033        55,906
  Interest and other income                                                             2,020            2,086         1,950
                                                                                  ----------------------------------------------
        Total revenues                                                                105,588          112,549        92,379

EXPENSES
  Medical services                                                                     70,309           57,832        29,901
  Marketing, general and administrative                                                44,336           52,755        50,077
  Depreciation and amortization                                                         9,679            4,069         3,370
  Equity in net losses of unconsolidated affiliates                                         -                -           652
  Interest expense                                                                      1,796            1,360         1,087
  Bad debt expense                                                                      6,825            1,844           980
  Contract settlement                                                                       -                -         9,685
  Shareholder lawsuit settlement                                                            -            1,150             -
                                                                                  ------------------------------- --------------
        Total expenses                                                                132,945          119,010        95,752
                                                                                  ----------------------------------------------
Loss from continuing operations before income taxes                                   (27,357)          (6,461)       (3,373)
Income tax expense (benefit)                                                           (4,442)          (1,201)          284
                                                                                  ----------------------------------------------
Loss from continuing operations                                                       (22,915)          (5,260)       (3,657)
(Loss) earnings from discontinued operation, net of income taxes                       (2,581)           1,845           909
                                                                                  ----------------------------------------------
        NET LOSS                                                                    $(25,496)          $(3,415)      $(2,748)
                                                                                  ==============================================
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)
   LOSS PER COMMON SHARE FROM CONTINUING OPERATION                                     $(3.48)          $(0.80)       $(0.56)
                                                                                  ==============================================

   NET LOSS PER COMMON SHARE                                                           $(3.88)          $(0.52)       $(0.42)
                                                                                  ==============================================
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)                                 6,578            6,553         6,561
                                                                                  ==============================================


  See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                               UNREALIZED
                                                 NUMBER                                         NET GAIN
                                                   OF                         RETAINED         (LOSS) ON             TOTAL
                                                 COMMON         COMMON        EARNINGS         MARKETABLE         SHAREHOLDERS'
                                                 SHARES          STOCK        (DEFICIT)        SECURITIES            EQUITY
                                             --------------------------------------------------------------------------------------
      BALANCES AT JUNE 30, 1995                     6,561         $10,625       $30,159           $(276)             $40,508
      Net loss                                          -               -        (2,748)              -               (2,748)
      Unrealized net gain
        on marketable securities                        -               -             -              62                   62
                                             --------------------------------------------------------------------------------------
      BALANCES AT JUNE 30, 1996                     6,561          10,625        27,411            (214)              37,822
      Net loss                                          -               -        (3,415)              -               (3,415)
      Unrealized net gain
        on marketable securities                        -               -             -             126                  126
      Purchase of common stock                        (25)           (127)            -               -                 (127)
                                             --------------------------------------------------------------------------------------
      BALANCES AT JUNE 30, 1997                     6,536          10,498        23,996             (88)              34,406
      Net loss                                          -               -       (25,496)              -              (25,496)
      Unrealized net loss
        on marketable securities                        -               -             -             (46)                 (46)
      Issuance of common stock                         42             217             -               -                  217

                                             --------------------------------------------------------------------------------------
      BALANCES AT JUNE 30, 1998                     6,578         $10,715       $(1,500)          $(134)             $ 9,081
                                             ======================================================================================


      See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED JUNE 30,
                                                                               --------------------------------------------
                                                                                    1998            1997          1996
                                                                               --------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                                       $(25,496)        $(3,415)        $(2,748)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities
      Loss (earnings)from discontinued operation, net                               2,581          (1,845)           (909)
      Bad debt expense                                                              6,825           1,844             980
      Loss (gain) on disposal of assets                                               305             (11)            (23)
      Depreciation and amortization                                                 9,679           4,069           3,370
      Accrued rent                                                                   (664)            388             155
      Contract settlement                                                               -               -           9,685
      Deferred income taxes (credit)                                                1,085          (1,604)            656
      Equity in net losses of unconsolidated affiliates                                 -               -             652
      Changes in assets and liabilities net of effects from acquisitions in 1997 and 1996
        Decrease (increase) in premium receivables                                  2,552          (1,531)            716
        Decrease (increase)  in other receivables                                     625            (342)           (469)
        (Increase) decrease in refundable federal income taxes                     (5,338)          1,407             649
        Decrease (increase) in prepaid expenses and other                             306              37            (123)
        Decrease in other assets                                                    1,356             108               -
        (Increase) decrease in intangible assets                                     (241)              8               -
        Increase (decrease) in medical claims payable                               8,372         (16,943)         (2,625)
        Increase (decrease) in accounts payable and accrued expenses                   78           3,563            (203)
        (Decrease) increase in accrued compensation and related benefits             (858)            157             484
        Increase (decrease) in other current liabilities                               40             380            (254)
                                                                               --------------------------------------------
        Net cash provided by (used in) operating activities                         1,207         (13,730)          9,993

INVESTING ACTIVITIES
  Acquisition of businesses, net of cash acquired                                       -               -          10,664
  Purchase of marketable securities                                                (1,210)         (3,551)            (81)
  Proceeds from the sale and maturity of marketable securities                     11,104           7,063           4,183
  Purchase of property and equipment                                                 (820)         (3,276)         (4,839)
  Proceeds from the sale of property and equipment                                      -             400               -
  Investments in and advances to affiliates                                             -             108          (8,267)
  Increase in other assets                                                              -               -            (336)
  Investment in surplus note receivable                                            (4,600)              -               -
  Increase in long term note receivable                                                 -               -          (1,764)
  Cash used in discontinued operation                                                (797)         (3,198)         (3,252)
                                                                               --------------------------------------------
        Net cash provided by (used in) investing activities                         3,677          (2,454)         (3,692)

FINANCING ACTIVITIES
  Borrowing under line of credit agreement                                            142           5,117          13,588
  Payments made on long-term debt                                                  (1,566)         (2,903)         (2,408)
  Issuance (repurchase) of common stock                                               217            (127)              -
                                                                               --------------------------------------------
        Net cash (used in) provided by financing activities                        (1,207)          2,087          11,180
                                                                               --------------------------------------------
        Net increase (decrease)  in cash and cash equivalents                       3,677         (14,097)         17,481
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      9,582          23,679           6,198
                                                                               --------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $13,259          $9,582         $23,679
                                                                               ============================================


             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED JUNE 30,
                                                                                  --------------------------------------
                                                                                      1998         1997         1996
                                                                                  --------------------------------------
               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                   Interest paid                                                       $1,751      $ 1,673     $    989
                                                                                  ======================================
                   Income taxes paid                                                   $   61      $ 1,150     $    815
                                                                                  ======================================

Supplemental schedule of non-cash investing activities for fiscal 1997 represents the acquisition of certain contract rights and assets and assumed certain liabilities of Spectera, Inc., and is included with net cash flows used in investing activities of discontinued operation; and for 1996 represents the acquisition of majority interests in OmniCare Health Plan, Inc. of Tennessee and UltraMedix Healthcare Systems, Inc. as follows:


                   Fair value of assets acquired                                       $    -      $(1,765)    $(33,174)
                   Cash acquired                                                            -            -       20,327
                   Liabilities assumed                                                      -          750       23,511
                                                                                  --------------------------------------

                                                                                       $    -      $(1,015)    $ 10,664
                                                                                  ======================================

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996

----------------------------------
NOTE 1 - DESCRIPTION OF BUSINESS
----------------------------------

          BUSINESS. United American Healthcare Corporation, together with its wholly and majority owned subsidiaries (collectively, the Company) is a multi-state provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee and, through February 26, 1998, in Florida. The Company operates in a single segment.

-----------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

    a. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned subsidiaries: U.A. Health Care Corporation (UA-OH), United American of Tennessee, Inc. and Subsidiary (UA-TN), United American of Louisiana, Inc. and Subsidiary (UA-LA), United American of Pennsylvania, Inc. (UA-PA), United American of Georgia, Inc. and Subsidiary (UA-GA), United American of Illinois, Inc. and Subsidiary (UA-ILL), ChoiceOne Preferred Provider Plan, Inc. (ChoiceOne), and Corporate Healthcare Financing, Inc. and Subsidiaries (CHF),and its 80% owned subsidiary United American of Florida, Inc. and Subsidiary (UA-FL). OmniCare Health Plan (OmniCare-TN) is a 75% owned subsidiary of UA-TN.

           The Company ceased activities related to UA-FL, UA-LA and UA-PA in fiscal 1998 and UA-OH, UA-GA and UA-ILL in fiscal 1997. ChoiceOne was sold in December 1997. All significant intercompany transactions and balances have been eliminated in consolidation. Non-majority investments in affiliates in which management has the ability to exercise significant influence are recorded on the equity method. As discussed in Note 4, CHF is presented as a discontinued operation and was sold subsequent to year end.

    b. USE OF ESTIMATES. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant. The most significant estimates that are susceptible to change in the near term relate to the determination of medical claims payable.

    c. CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


    d. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables and marketable securities approximate fair values of these instruments at June 30, 1998 and 1997.

    e. MARKETABLE SECURITIES. Investments in marketable securities are primarily comprised of U.S. Treasury notes, debt issuances of municipalities and foreign countries and common stocks all carried at fair value, based upon published quotations of the underlying securities and six month certificates of deposit carried at cost plus interest earned, which approximates fair value. Marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, are not reasonably expected to be used in the normal operating cycle of the Company and are classified as noncurrent. All other securities available for sale are classified as current.

           Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as adjustment to yield using the yield-to-maturity method. Interest and dividend income is recognized when earned. Realized gains and losses on investments in marketable securities are included in investment income and are derived using the specific identification method for determining the cost of the securities sold; unrealized gains and losses on marketable securities are reported as a separate component of shareholders' equity, net of the provision for deferred federal income taxes.

    f. PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures - 5 to 13 years; equipment - 5 years and computer software - 2 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from 5 to 13 years. The Company uses accelerated methods for income tax purposes. The Company has internally developed customized software, and has capitalized the related costs.

    g. INTANGIBLE ASSETS. Intangible assets resulting from business acquisitions are carried at cost and are currently being amortized on a straight-line basis over their estimated useful lives of 10 years.

    h. LONG-LIVED ASSETS. Following the criteria set forth in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121), long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances, which would indicate that the carrying value may

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


           not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values (see Notes 4, 8 and 9).

    i. MEDICAL CLAIMS PAYABLE. The Company provides for medical claims incurred but not reported and the cost of adjudicating claims based primarily on past experience, together with current factors, using accepted actuarial methods. Although considerable variablity is inherent in such estimates, management believes that these reserves are adequate.

    j. REVENUE RECOGNITION. Medical premium revenues are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenues. Management fee revenues are recognized in the period the related services are performed.

    k. MEDICAL SERVICES EXPENSE RECOGNITION. The Company contracts with various health care providers for the provision of certain medical services to its members and generally compensates those providers on a capitated and fee for service basis. The estimates for medical claims payable are regularly reviewed and adjusted as necessary, with such adjustments generally reflected in current operations.

    l. REINSURANCE. Reinsurance premiums are reported as medical services expense, while the related reinsurance recoveries are reported as deductions from medical services expense.

    m. INCOME TAXES. Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that involves the deferred tax assets to the amount expected to be realized. Valuation allowances are established when necessary to reduce the deferred tax assets to the amount expected to be realized.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


           The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the period.

    n. STOCK BASED COMPENSATION. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock, if dilutive.

    o. LOSS PER SHARE. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

           For the fiscal year ended June 30, 1998, the Company did not have any outstanding securities having a dilutive effect on loss per share. If the Company were to recognize net earnings in the future, stock options for 100,000 common shares issued and outstanding could have a potentially dilutive effect on earnings per share.

    p. RECENT ACCOUNTING PRONOUNCEMENTS. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), was issued in June, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. This Statement requires that all items that are required as components of comprehensive income be displayed in a financial statement. Management does not expect the adoption of SFAS 130 to have a significant impact on the financial statement disclosures of the Company.

    q. RECLASSIFICATIONS. Certain reclassifications have been made to prior years' financial statements' amounts to conform to the current year classifications.

--------------------------------------------
NOTE 3 - LIQUIDITY & RESTRUCTURING PROGRAM
--------------------------------------------

              During fiscal 1998, the Company experienced negative working capital, a reduction in net worth and significant losses from operations, primarily related to a number of non-recurring items including: $12.2 million related to the losses from and subsequent cessation of its Florida operations (see Note 4); and the following charges related to the retructuring program: impairment losses on certain investments totaling $4.4 million; professional fees of $3.0 million; write off of certain non-operating assets totaling $.8 million; and $1.0 million related to the cessation of its Louisiana and Pennsylvania operations. Additionally, an unsecured loan, evidenced by a surplus note, totaling $4.6 million was made to the Company's managed plan client, Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan, Inc. (OmniCare-MI) (see Note 9).

              On January 12, 1998 the Board of Directors of the Company approved a restructuring plan designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. The restructuring program encompassed Company plans to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facility and evaluate the Company's investments in affiliates and other assets. The Company recognized restructuring charges of approximately $9 million in fiscal 1998.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996



              The Company has been engaged in continuous efforts to implement its restructuring plan and effectuate significant internal changes which together include: the sale of CHF and use of proceeds thereon to reduce outstanding debt to $8 million by April 15, 1999 (see Notes 4 and 10); reduction of management fees charged to OmniCare-MI and OmniCare-TN which is expected to reduce the need for additional cash outlays to meet minimum statutory capital requirements; implementing significant cost savings measures to continue to reduce overhead, including advertising and promotion, divesting non-operating ancillary components of the organization which require disproportionate utilization of management and operational resources; renegotiated leases; and significant restructuring of key management positions.

              Additional activities, which are in process and are important for the overall success of the restructuring program, include management's efforts to achieve further cost reductions and maintain the Company's net revenues. The primary source of future net revenues is expected to include those from healthcare plans owned or operated by the Company. If the projected net revenues from these health care plans are not maintained, without mitigation by further cost reductions, it would represent a significant adverse development for the Company and its restructuring plan.

              The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the stabilization of OmniCare-MI, continuation of its restructuring efforts, achieving increased operational efficiencies at its Tennessee operations and the collection of the CHF sale proceeds (see Notes 4 and 10).

----------------------------------------
NOTE 4 - ACQUISITIONS AND DISPOSITIONS
----------------------------------------

         CORPORATE HEALTHCARE FINANCING, INC. (CHF)

                  CHF provides administrative services to self-funded employers and employee welfare plans, including health benefit plan design and development of workers' compensation and unemployment benefit programs. On May 7, 1993, CHF acquired substantially all of the assets and assumed certain liabilities of a Maryland limited partnership, in a business combination accounted for as a purchase. The cost at the

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


         time of the acquisition was approximately $9.6 million and is included with net assets of discontinued operation in the accompanying balance sheets. Through June 30, 1998 and 1997, the purchase price was increased as defined in the asset purchase agreement by the maximum amount of $6.6 million.

                  Effective December 31, 1996, CHF acquired certain contract rights and assets and assumed certain liabilities of Spectera, Inc. for approximately $1.8 million in cash and debt. The excess purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been charged to goodwill, and is included with net assets of discontinued operation in the accompanying balance sheet.

                  On August 6, 1998, the Company's Board of Directors approved the stock sale of CHF to an entity related to the Company through certain common shareholders, including a former officer and director of the Company. On September 8, 1998, such sale occurred for $17.75 million, comprised of $2 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. The secured note is payable to the Company in four monthly installments of $.5 million each on the last day of September through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note is payable to the Company in two annual installments of $.25 million with the balance due August 31, 2001, plus interest at 6% per annum. As discussed in Note 10, the Company's line of credit facility required (1) approval by the bank of the sale of CHF and (2) use of proceeds to reduce the indebtedness to the bank. In anticipation of this sale, the results of CHF and its subsidiaries are reported as a discontinued operation in the consolidated financial statements for all periods presented.

                  The assets and liabilities of CHF were written down by $2.5 million, which has been reflected in the loss from discontinued operation in fiscal 1998, to reflect a reduction in the net carrying value to the net realizable value of CHF. The net carrying value of the assets and liabilities of CHF have been recorded in the accompanying consolidated balance sheets as net assets of discontinued operation, except for cash and cash equivalents of $1 million and $.8 million, which are included with cash and cash equivalents in the accompanying consolidated balance sheets as of June 30, 1998 and 1997, respectively.

                  (Loss) earnings from discontinued operation for each year ended June 30 are summarized as follows (in thousands):



                                                                           1998          1997         1996
                                                                        ---------------------------------------

           Total revenues                                                  $21,949       $18,803      $10,661
           Total expenses                                                   24,530        16,958        9,752
                                                                        ---------------------------------------
           (Loss) earnings from discontinued operation (1)                 $(2,581)      $ 1,845     $    909
                                                                        =======================================


                  (1) Net of income tax (benefit) of $(239), $1,164 and $766 in 1998, 1997 and 1996, respectively.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996



                  CHF and its subsidiaries' consolidated balance sheets at each June 30 are summarized as follows (in thousands):



                                                                                         1998         1997
                                                                                     --------------------------
           ASSETS
           -------------------------------------------------------------------
             Cash and cash equivalents                                                   $  1,047    $     804
             Commission, service fees and other receivables, net                           10,602        9,927
             Property and equipment, net                                                    2,602        2,126
             Intangible assets, net                                                         5,239        9,217
             Other assets                                                                   1,330          982
                                                                                     --------------------------
                                                                                          $20,820    $  23,056
                                                                                     ==========================
           LIABILITIES AND SHAREHOLDER'S EQUITY
           -------------------------------------------------------------------
             Accounts payable and accrued expenses                                       $  1,597    $   1,221
             Accrued compensation and related benefits                                        953          628
             Payable to parent                                                                  -        2,201
             Debt payable within one year                                                     200          197
             Long-term debt                                                                   320          461
                                                                                     --------------------------
                                                                                            3,070        4,708
             Shareholder's equity                                                          17,750       18,348
                                                                                     --------------------------
                                                                                         $ 20,820    $ $23,056
                                                                                     ==========================


         PRO FORMA EFFECTS OF THE CHF SALE

                  On a pro forma basis, the CHF sale would have decreased the fiscal 1998 loss from continuing operations by approximately $1.0 million ($1.5 million pretax), or $0.15 per share. Approximately $.9 million represents interest income on the balance due from the sale and approximately $.1 million represents a reduction of interest expense resulting from the repayment of debt. On a pro forma basis, the impact on the June 30, 1998 Consolidated Balance Sheet would be the reduction of debt by approximately $2 million and the increase in note receivable by $15.25 million.

         ULTRAMEDIX HEALTHCARE SYSTEMS, INC. (ULTRAMEDIX)

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


                  This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $4.5 million and was recorded as goodwill. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority common stock ownership interest.

                  As of December 31, 1997, UltraMedix was not in compliance with the Florida Department of Insurance's (FDOI) statutory solvency requirement. UltraMedix's statutory deficiency at December 31, 1997 was estimated at $4.5 million. As a result of the deficiency, on February 26, 1998, UltraMedix and the Plan's third-party administrator, United American of Florida, Inc. (UA-FL), a Company subsidiary, were placed into receivership, and on March 3, 1998, into liquidation, by the FDOI.

                  Through the date of the commencement of liquidation, the results of these operations were included in the consolidated results of operations of the Company, which included a net loss totaling $ 9.3 million. In connection with the liquidation, the Company wrote off goodwill and accumulated amortization of approximately $4.5 million and $1.0 million, respectively, and recognized a loss on the liquidation of approximately $2.3 million.

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

         OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

                  In February 1994, the Company entered into a long-term agreement to manage OmniCare-TN and effective July 1994 acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash. Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock, and 100% of the preferred stock, of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $.1 million and $10.9 million, respectively, of which $8.7 million was the conversion of OmniCare-TN debt to the Company to equity and $2.3 million was paid in cash.

                  This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of approximately $7.4 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


         common stock ownership interest. Goodwill is reduced by the subsequent utilization of OmniCare-TN's net operating losses.

                  In July 1998, the Company made an additional cash contribution of $.75 million to OmniCare-TN, in exchange for additional preferred stock of OmniCare-TN to be issued to the Company.

-------------------------------
NOTE 5 - MARKETABLE SECURITIES
-------------------------------

                  A summary of amortized cost, gross unrealized gain and loss and estimated fair value of marketable securities as of June 30 was as follows (in thousands):



                                                     AMORTIZED             GROSS UNREALIZED         ESTIMATED
                                                       COST           --------------------------    FAIR VALUE
                                                                            GAIN       LOSS
                                                    -------------------------------------------------------------

1998
Available for sale -Current:
   Certificates of deposit                             $   582               $  -       $    -       $   582
   U.S. government obligations
   Foreign government debt securities                       25                                            25
   Equity securities                                     1,040                  -         (216)          824
                                                    ------------------ ------------ ------------- ---------------
                                                         1,647                  -         (216)        1,431
Available for sale - Noncurrent:
   U.S. government obligations                           1,385                 11            -         1,396
                                                    ------------------ ------------ ------------- ---------------
                                                        $3,032                $11        $(216)      $ 2,827
                                                    ================== ============ ============= ===============
1997
Available for sale - Current:
   U.S. government obligations                         $   532               $  3       $    -       $   535
   Foreign government debt securities                       25                  -            -            25
   Municipalities and local agencies                     6,935                 41            -         6,976
   Equity securities                                       504                  -         (180)          324
                                                    ------------------ ------------ ------------- ---------------
                                                         7,996                 44         (180)        7,860
Available for sale - Noncurrent:
   Certificates of deposit                                 500                 67            -           567
   U.S. government obligations                           2,954                416            -         3,370
                                                    ------------------ ------------ ------------- ---------------
                                                         3,454                483            -         3,937
                                                    ------------------ ------------ ------------- ---------------
                                                       $11,450               $527       $ (180)      $11,797
                                                    ================== ============ ============= ===============


                  At June 30, 1998, the statement value and estimated fair value of fixed maturities, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                    AMORTIZED         ESTIMATED
                                                                                      COST            FAIR VALUE
                                                                                  -------------------------------
          Due in one year or less                                                     $1,967          $1,978
          Due in one year through five years                                              25              25
                                                                                  -------------------------------
                                                                                      $1,992          $2,003
                                                                                  ===============================

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


                  Certain of the Company's subsidiaries are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $1.4 million and $3.9 million at June 30, 1998 and 1997, respectively.

-------------------------------
NOTE 6 - CONCENTRATION OF RISK
-------------------------------

                  During the years ended June 30, 1998, 1997 and 1996 approximately 60%, 50% and 31%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. TennCare withholds 10% of the Company's monthly capitation payment. TennCare remits the monthly withheld amounts to the Company when certain informational filing requirements are met by the Company. Amounts withheld by TennCare as of June 30, 1998 and 1997 totaled approximately $1.6 million and $1.8 million, respectively. The Company has recorded a receivable of approximately $1.1 million and $.8 million at June 30, 1998 and 1997, respectively, from the TennCare program adverse selection pool. The receivable is based on tentative information provided to the Company by the State of Tennessee.

                  The Company has entered into a long-term management agreement with OmniCare-MI. Pursuant to the management agreement, the Company provides management and consulting services to OmniCare-MI and is generally paid a percentage of revenues to manage the plan. Management fee revenues from OmniCare-MI as a percentage of the Company's total revenues were 24%, 26% and 33% for 1998, 1997 and 1996, respectively.

------------------------------------------------------
NOTE 7 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
------------------------------------------------------

                  Property and equipment at each June 30 consists of the following (in thousands):



                                                                                           1998         1997
                                                                                        -------------------------
                       Furniture and fixtures                                               $2,390       $2,092
                       Equipment                                                             8,158        9,185
                       Computer software                                                     6,347        6,402
                                                                                        -------------------------
                                                                                            16,895       17,679
                       Less accumulated depreciation and amortization                      (10,797)      (7,579)
                                                                                        -------------------------
                                                                                            $6,098      $10,100
                                                                                        =========================


                  Intangible assets at each June 30 consists of the following (in thousands):



                                                                                           1998         1997
                                                                                        -------------------------
                       Goodwill                                                             $7,466      $11,987
                       Less accumulated amortization                                        (1,837)      (1,430)
                                                                                        -------------------------
                                                                                            $5,629      $10,557
                                                                                        =========================

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996

---------------------------------------------------
NOTE 8 - INVESTMENTS IN AND ADVANCES TO AFFILIATES
---------------------------------------------------

                  Investments in and advances at each June 30 to affiliates are comprised of the following (in thousands):



                                                                  1998         1997
                                                              --------------------------
               PhilCare Health Systems                          $2,100           $2,100
               Advica Health Management                          2,300            2,300
               Less impairment loss                             (4,400)               -
                                                              --------------------------
                                                                $    -           $4,400
                                                              ==========================


                  In May 1994, the Company acquired at book value a 49% equity interest in PhilCare Health Systems, Inc. (PhilCare), a start-up HMO in Philadelphia, Pennsylvania for approximately $1,000 in cash. In connection therewith, the Company funded PhilCare's applicable statutory reserve and net worth requirements of $2.1 million in cash.

                  Advica Health Management (formerly United/HealthScope, Inc.) was organized in March 1993 to engage in development, consulting and contract management services for publicly-funded managed care programs in the metropolitan New York area. Through May 1997, outstanding amounts owed to the Company from Advica totaled approximately $4.9 million. In May 1997, Advica's outstanding debt and preferred stock were restructured. The Company converted its interest in Advica, including advances, accrued interest and the value of warrants held by the Company, to one million shares of non-voting preferred stock of the restructured Advica with a par value of $4 million and a warrant to purchase 3,310 shares of Advica common stock, exercisable at any time at a nominal price. The conversion of the Company's loans to Advica to preferred stock was treated as a "troubled debt restructuring" and the investment was recorded at its estimated fair value at the date of the restructuring of $2.3 million. This resulted in bad debt expense of $.7 million for the year ended June 30, 1997.

                  In fiscal 1998, the Company recorded full impairment losses against its investments in PhilCare and Advica. The establishment of the impairment losses were based on the Company's evaluation of the net recoverable value of such investments. This resulted in bad debt expense of $4.4 million for the year ended June 30, 1998.

---------------------------------
NOTE 9 - SURPLUS NOTE RECEIVABLE
---------------------------------

                  In June 1998 the Company funded a $4.6 million unsecured loan to OmniCare-MI, evidenced by a surplus note, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. Pursuant to the surplus note, interest and principal payments are subject to approval by the Michigan Insurance Bureau (Bureau) and shall be repaid only out of the statutory surplus earnings of OmniCare-MI.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996

         The interest rate is at prime, payable annually and if not paid annually is forfeited. The principal has no stated maturity or repayment date. The surplus note is subordinated to all other claimants of OmniCare-MI.

                  The Company recorded an impairment loss based on its evaluation, which considered the estimate of OmniCare-MI's future undiscounted cash flows and statutorily derived surplus earnings and repayments conditioned on Bureau approval, of the net recoverable value of its note receivable from OmniCare-MI. This resulted in bad debt expense of $2.3 million for the year ended June 30, 1998.

-------------------------
NOTE 10 - LONG TERM DEBT
-------------------------

                  On March 12, 1998, effective as of February 1, 1998, the Company entered into an amended loan agreement and promissory note for a $22.9 million line of credit facility with its current bank lender. On September 1, 1998, the Company and the bank amended the loan agreement and promissory note to decrease the line of credit amount to $20.94 million and modify other terms. The purposes of the line of credit facility as of February 1, 1998 were to (i) renew and increase the existing line of credit to pay off outstanding term loans with the same bank and (ii) guarantee the payment of an existing $.5 million letter of credit. The agreement requires the permanent reduction of the outstanding balance and the line of credit facility (a) at October 15, 1998 to $20.44 million, (b) at November 15, 1998 to $19.94 million, (c) at December 15, 1998 to $19.44 million, (d) at January 15, 1999 to $18.44 million, (e) at February 15, 1999 to $17.94 million and (f) at April 15, 1999 to the lesser of the then outstanding principal balance or $8 million, and the cancellation of the $.5 million letter of credit by January 1, 1999. The maturity date of the line of credit facility is October 1, 1999.

                  The Company's outstanding debt at each June 30 is as follows (in thousands):



                                                                                   1998           1997
                                                                              -----------------------------
                Line of credit                                                     $22,444         $19,356
                Term loans                                                               -           4,512
                                                                              -----------------------------
                                                                                    22,444          23,868
                Less debt payable within one year                                  (14,444)        (21,851)
                                                                              -----------------------------
                Long-term debt, less current portion                               $ 8,000          $2,017
                                                                              =============================


                  Pursuant to the promissory note, interest is payable monthly at the bank's prime rate (8.5% at June 30, 1998) through August 31, 1998, and thereafter, at the bank's prime rate plus one percent.

                  The line of credit facility is secured by all of the Company's rights, title and interest in the secured and unsecured promissory notes of the purchaser of the stock of CHF representing part of the purchase price for such stock (which purchaser has covenanted with the bank to make all payments on such notes directly to the bank for credit against the Company's indebtedness to the bank) and in the pledged CHF stock

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996

         and other documents related to such purchase. Financial covenants for minimum net worth, debt service coverage ratio, and maximum debt to worth ratio will be established prior to March 1, 1999.

                  On May 13, 1998, the bank conditionally approved the Company's request for a waiver of a restrictive covenant in their loan agreement, subject to requirements that the Company has accepted, including that
         (i) any default by OmniCare-MI, a plan operated by the Company, under any arrangement made by it with the Michigan insurance regulators would be a cross-default under the Company's indebtedness to the bank, and
         (ii) the Company will use its best efforts to cause its wholly owned subsidiary, United American of Pennsylvania, Inc. to pledge to the bank whatever interest it has in or to preferred stock of PhilCare Health Systems, Inc.

                  At June 30, 1998 and 1997 the Company had provided a $1 million letter of credit ($.5 million issued under the line of credit facility) on behalf of its wholly owned subsidiary, United American of Louisiana, Inc. (UA-LA) and its wholly owned subsidiary, OmniCare Health Plan of Louisiana, Inc.

---------------------------------
NOTE 11 - MEDICAL CLAIMS PAYABLE
---------------------------------

                  The Company has recorded a liability of $20.0 million and $11.6 million at June 30, 1998 and 1997, respectively, for medical claims incurred by enrollees but not reported to the Company for payment by the health care providers as of each date. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 1998 and 1997.

                  The following table provides a reconciliation of the unpaid claims for the years ended June 30, 1998 and 1997 (in thousands):



                                                                                         1998          1997
                                                                                    ----------------------------

                    Balance at beginning of fiscal year                                    $11,632       $25,678

                    Incurred loss related to current year                                   68,245        55,444
                    Incurred loss related to prior year                                      2,064         2,388
                                                                                    ----------------------------
                    Total loss incurred                                                     70,309        57,832

                    Paid claims related to current year                                     48,241        43,813
                    Paid claims related to prior year                                       13,696        18,547
                    Claims savings related to prior year                                         -         9,518
                                                                                    ----------------------------
                    Total paid claims                                                       61,937        71,878
                                                                                    ----------------------------
                    Balance at end of fiscal year                                          $20,004       $11,632
                                                                                    ============================

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


                  The $2.1 million and $2.4 million unfavorable development in fiscal 1998 and fiscal 1997 on incurred loss related to prior years, respectively, was primarily attributable to UltraMedix ($3.4 million in 1998 and $1.3 million in 1997) and that plan's use of high cost hospital providers and an increase in utilization driven by the plan's rapid commercial membership growth. The fiscal 1998 loss was offset by OmniCare-TN's stricter approach to reviewing authorizations and denying claims for untimely filing and procedures that were not authorized or were not medically necessary. In addition to the UltraMedix loss, the fiscal 1997 loss was further increased due to OmniCare-TN allowing providers an extended amount of time to file claims and to get all previously unfiled claims reported to the Company.

                  Under an agreement with its reinsurer, the Company is liable for the first $50,000 in medical costs per enrollee per year. Liability in excess of this amount is assumed by the reinsurer, subject to a 20% deductible and limits on maximum cost per day of hospitalization.

-----------------------
NOTE 12 - INCOME TAXES
-----------------------

                  The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):



                                                                          1998          1997         1996
                                                                       --------------------------------------
            Continuing operations:
               Current expense (benefit)                                $ (5,527)    $     403     $ (372)
               Deferred expense (credit)                                   1,085        (1,604)       656
                                                                       --------------------------------------
                                                                        $ (4,442)    $  (1,201)    $  284
                                                                       ======================================
            Discontinued operation                                      $   (239)    $   1,164     $  766
                                                                       ======================================


                  A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):



                                                                          1998         1997         1996
                                                                      ---------------------------------------

           Income tax benefit at the statutory tax rate                  $(9,302)     $(2,197)      $(1,147)
           State and city income tax                                          19          115            99
           Tax-exempt interest on municipal bonds                            (97)        (138)         (165)
           Non-deductible goodwill amortization                            1,676          334           235
           Other, net                                                        181          (28)          136
           NOL reduction of goodwill                                           -           (8)            -
           Valuation allowance                                             3,081          721         1,126
                                                                      ---------------------------------------
                                                                         $(4,442)     $(1,201)      $   284
                                                                      =======================================


                  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


         differences become deductible. Management considers the scheduled reversals of deferred taxes, projected future taxable income, and tax planning strategies in making this assessment.

                  In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $2.1 million prior to the expiration of the net operating loss carryforwards in 2013. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 1998. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                  Components of the Company's deferred tax assets and liabilities at each June 30 are as follows (in thousands):

                                                                                              1998         1997
                                                                                          -------------------------
            Deferred tax assets
                 Shareholder lawsuit settlement                                            $     379     $    391
                 Losses in unconsolidated affiliates                                           1,826        3,629
                 Accrued rent                                                                    318          395
                 Bad debt expense                                                              2,856          734
                 Deferred compensation                                                           130          331
                 Unrealized net depreciation on marketable securities                             70           46
                 Other, net                                                                       10            -
                 Net operating loss carryforward of consolidated losses                          700            -
                 Net operating loss carryforward of purchased subsidiary                       5,736        5,529
                                                                                          -------------------------
            Total gross deferred tax assets                                                   12,025       11,055
            Valuation allowance                                                              (11,014)      (7,933)
                                                                                          -------------------------
            Total net deferred tax assets                                                      1,011        3,122
            Deferred tax liabilities
                 Depreciation and amortization                                                   (33)        (348)
                 Software development                                                           (978)      (1,422)
                 Licensure costs                                                                   -         (267)
                                                                                          -------------------------
            Total gross deferred tax liabilities                                              (1,011)      (2,037)
                                                                                          -------------------------
            Net deferred tax asset                                                         $       -     $  1,085
                                                                                          =========================


                  The valuation allowance balance at June 30, 1998 includes allowances relating to net loss carryforwards (NOLs) of OmniCare-TN, the purchased subsidiary, an entity which is consolidated as of June 30, 1998, consolidated loss NOL carryforwards, valuation on the realizability of net deferred assets and that portion of equity in net losses and bad debt expense in affiliates which reduces the Company's investments. As of June 30, 1998, the purchased subsidiary had NOLs for federal income tax purposes of approximately $5.7 million that expire from 2009 to 2013.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


                  Activity in the valuation allowance is as follows (in thousands):


                        Balance at June 30, 1995                                         $557
                        Change in valuation allowance                                   1,126
                        NOLs of purchased subsidiary                                    5,537
                                                                                   ------------
                        Balance at June 30, 1996                                        7,220
                        Change in valuation allowance                                     721
                        Use of NOLs of purchased subsidiary                                (8)
                                                                                   ------------
                        Balance at June 30, 1997                                        7,933
                        Change in valuation allowance                                   3,081
                                                                                   ------------
                        Balance at June 30, 1998                                      $11,014
                                                                                   ============


                  The Company believes it is more likely than not that if a tax deductible event occurs, the result will be a capital loss on that portion of valuation allowance provided for equity in net losses and bad debt expense in affiliates which reduces the Company's investments. The capital loss is able to be offset only by capital gains currently not generated by the Company. The portion of the valuation allowance attributable to NOLs that are subsequently utilized will reduce goodwill of the acquired companies.

-------------------------------------
NOTE 13 - RELATED PARTY TRANSACTIONS
-------------------------------------

                  The Company has entered into a long-term management agreement with OmniCare-MI. OmniCare-MI is related to the Company via certain common officers and directors. The agreement commenced in May 1985 and expires in December 2010, is subject to review every five years and can be terminated without cause by OmniCare-MI at the time of the review or by either party with cause. Pursuant to the management agreement the Company is generally paid a percentage of revenues to manage OmniCare-MI. The Company is required to pay certain administrative expenses associated with its activity on behalf of OmniCare-MI. All costs associated with the management of OmniCare-MI are expensed as incurred.

                  Health insurance for some of the Company's employees was provided by the clients it manages. This expense was approximately $1.0 million, $1.6 million and $1.5 million for the years ended June 30, 1998, 1997 and 1996, respectively.

-----------------------------------
NOTE 14 - BENEFIT AND OPTION PLANS
-----------------------------------

                  The Company offers a 401(K) retirement and savings plan that covers substantially all of its employees. The Company's maximum matching contribution is 5% of compensation through January 1, 1998 and 1% thereafter. Company contributions to the 401(K) plan were approximately $.4 million, $.6 million, and $.5 million for the years ended June 30, 1998, 1997 and 1996, respectively.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


                  The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan (ESPP), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions to the ESPP were approximately $9,000 for 1998 and $.2 million for 1997.

                  The Company has adopted a stock option plan (the Old Stock Option Plan), under which a maximum of 331,250 common shares are presently reserved for issuance upon exercise of options granted under the Old Stock Option Plan. No options have been granted under the Old Stock Option Plan through June 30, 1998. The Old Stock Option Plan shall be terminated and superseded upon shareholder approval of the Company's 1998 Stock Option Plan (1998 Plan) adopted by its Board of Directors on August 6, 1998. The Company has an aggregate of 500,000 common shares reserved for issuance upon exercise of options under both stock option plans. On September 9, 1998, nonqualified options for a total of 325,000 common shares were granted under the 1998 Stock Option Plan, subject to requisite shareholder approval of such Plan which management will seek at the annual meeting of shareholders in November 1998. Such options expire September 9, 2008 and are fully exercisable beginning March 10, 1999, at a price of $1.625 per share.

                  Independent of any stock option plan, on May 11, 1998 the Company issued nonqualified stock options for 100,000 common shares to Gregory H. Moses, Jr. in connection with his employment as its new President and Chief Operating Officer, and reserved that number of common shares for issuance upon exercise of such options. Such options expire May 11, 2003 and are exercisable beginning May 11, 1999 for up to 77,000 common shares and in full beginning May 11, 2000, at a price of $1.38 per share.

                  SFAS 123 prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's net loss and loss per share from continuing operations, assuming dilution for 1998, would have been the pro forma amounts indicated below (in thousands, except per share amounts):


                     Net loss from continuing operations:
                        As reported                                                       $(22,915)
                        Pro forma                                                         $(22,967)



                     Net loss from continuing operations per share

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


                        (Basic and Diluted):
                        As reported                                                        $(3.48)
                        Pro forma                                                          $(3.49)


                  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: dividend yield of 0%; expected volatility of 60.56%; risk free interest rate of 5.65%; and expected life of 5 years. The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

                  Information regarding the stock options for 1998 follows (in thousands except prices):




                                                          OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                              -----------------------------------------------------------------------------
                                                                                               NUMBER OF
                                                             WEIGHTED         AVERAGE           SHARES         WEIGHTED
                                                             AVERAGE         REMAINING        EXERCISABLE       AVERAGE
                                                             EXERCISE       CONTRACTUAL         AT JUNE        EXERCISE
                                                 SHARES       PRICE            LIFE            30, 1998         PRICE
                                              -----------------------------------------------------------------------------
Options outstanding at June 30, 1997                   -               -                 -                -              -
Granted                                              100           $1.38           5 years                -              -
Exercised                                              -               -                 -                -              -
Expired                                                -               -                 -                -              -
Options outstanding at June 30, 1998                 100           $1.38           5 years                -              -



                  The exercise price for all options outstanding at end of year was $1.38. Options available for grant, at end of year was 331,250. The weighted average fair value of options granted during the year was $1.38.

------------------
NOTE 15 - LEASES
------------------

                  The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through May 2005. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

                  Rent expense charged to operations for the years ended June 30, 1998, 1997 and 1996 totaled approximately $3.3 million, $3.5 million, and $3.0 million, respectively.

                  Minimum future rental payments under all non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1998, net of sublease rentals, total $7.1 million as follows (in thousands): 1999-$1,247; 2000-$1,439; 2001-$1,092; 2002-$847;
         2003-$850; thereafter $1,629.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


-------------------------------
NOTE 16 - YEAR 2000 COMPLIANCE
-------------------------------

                  The Company is in the process of developing plans to address issues related to the potential impact of the Year 2000 on its computerized systems and equipment. The plans in development will address systems modification requirements in the following primary areas: information systems, facilities, payors and suppliers. While the financial impact of making the required systems changes has not yet been quantified, it is not expected to have a material effect on the Company's financial condition and results of operations. The Company presently believes that with such modifications to software and hardware, which are expected to be completed by the end of 1999, the Year 2000 issue will not pose material problems. However, if such modifications are not made or are not completed timely, the Year 2000 issue could have a material adverse impact on the Company's consolidated financial position.

                  Furthermore, the Company has initiated formal communications with its significant suppliers and large payors to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no assurances that the systems of other companies on which the Company relies will be timely converted and the Company may be adversely affected by the failure of a significant third party to become Year 2000 compliant.

------------------------
NOTE 17 - CONTINGENCIES
------------------------

                  As previously reported by the Company, certain former senior officers and the Company are named as defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the Court) in August 1995. The Court consolidated these lawsuits into a single action. In January 1998, the parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs and payment by the Company of $3.25 million, of which the Company anticipates the insurance carrier to pay approximately $2.1 million. The Company recorded an expense for the balance of $1.15 million as of June 30, 1997.

                  In late April 1998, the Company informed the plaintiffs' counsel and the Court that the Company would not be able to fully fund its portion of the tentative settlement amount. In September 1998, the parties agreed to a restructured proposed settlement requiring the release of all claims and damages sought by the plaintiffs in exchange for (a) $2.0 million in cash from the Company's insurance carrier, (b) a $625,000 promissory note of the Company payable in 15 equal monthly installments beginning 13 months after entry of a final court order approving the settlement, with interest at 4% per annum from the date of such order, and (c) newly issued shares of common stock of the Company with an aggregate value of $625,000 based on a share price equal to the greater of (i) the average closing price of the Company's common stock for the period from July 20, 1998 through the third trading day preceding the court hearing on approval of the settlement and (ii) $2.25.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996


                  The pending settlement is subject to federal court approval following a court hearing on the fairness of the proposed settlement, expected to be scheduled for November 30, 1998. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

-------------------------------------------------------
NOTE 18 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
-------------------------------------------------------

                  The following table presents selected quarterly financial data for the years ended June 30, 1998 and 1997 (in thousands, except per share data):



                                    JUNE          MARCH         DECEMBER        SEPTEMBER         TOTAL
                                 ---------------------------------------------------------------------------
1998
  Total revenues                    $22,708      $26,656         $29,192        $27,032        $105,588
  Loss from continuing
    operations                       (6,792)      (7,080)         (7,501)        (1,542)        (22,915)
  Net loss                           (9,252)      (6,878)         (8,033)        (1,333)        (25,496)
  Net loss per common
    share assuming
    dilution                          (1.41)       (1.05)          (1.22)         (0.20)          (3.88)


1997
  Total revenues                    $29,573      $28,030         $26,457        $28,489        $112,549
  Loss from continuing
    operations                       (3,660)         (17)         (1,033)          (550)         (5,260)
  Net (loss) earnings                (3,953)         416             114              8          (3,415)
  Net (loss) earnings per
    common share
    assuming dilution                 (0.60)        0.06            0.02           0.00           (0.52)




                  In the quarter ended June 1998, the Company made the following significant adjustments: (i) recorded impairment losses against its investment in PhilCare and its note receivable from OmniCare-MI, which resulted in bad debt expense of $4.4 million, (ii) expensed $.3 million of capitalized software development costs and changed the estimate of the remaining useful life of the Company's internally developed software which resulted in additional amortization expense of $.3 million, (iii) decreased rent expense by $.6 million as a result of rent concessions obtain on the Company's corporate headquarters, (iv) expensed to medical expense $.5 million established as a contra liability related to the liquidation of UltraMedix, and (v) adjusted the vacation accrual which resulted in a decrease of vacation expense of $.2 million.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                          JUNE 30, 1998, 1997 AND 1996



               In the quarter ended June 1997, the Company recorded a tentative settlement of the consolidated class action shareholder lawsuit for $1.15 million. The Company also recorded bad debt expense in the amount of $1.1 million related to the valuation of an account receivable of OmniCare-TN and $.7 million for an impairment loss on its investment in Advica. Additionally, during the quarter, a $.3 million rent expense estimate was established for the difference between the Company's lease obligation and the expected sub-lease rental income over the remaining life of the lease related to the Company's lease in Pennsylvania. Also during the quarter, the Company increased the incurred but not reported medical liabilities for UltraMedix and OmniCare-TN by $1.4 million.

                                EXHIBIT INDEX


EXHIBIT                                               INCORPORATED HEREIN BY                   FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                       HEREWITH
------   -----------------------                           ------------                       --------
3.1      Restated Articles of Incorporation     Exhibit 3.1 to the Registrant's Form S-1
         of Registrant                          Registration Statement under the Securities
                                                Act of 1933, as amended, declared effective
                                                on April 23, 1991 ("1991 S-1")

3.1(a)   Certificate of Amendment to the        Exhibit 3.1(a) to 1991 S-1
         Articles of Incorporation of
         Registrant

3.2      Amended and Restated Bylaws of         Exhibit 3.2 to the Registrant's
         Registrant                             1993 Form 10-K

4.1      Incentive and Non-Incentive Stock      Exhibit 4.1 to the Registrant's
         Option Plan of Registrant effective    1995 Form 10-K
         March 25, 1991, as amended

4.2      Form of Common Share Certificate       Exhibit 4.2 to the Registrant's
                                                1995 Form 10-K

10.1     Employees' Retirement Plan for         Exhibit 10.1 to 1991 S-1
         Registrant dated May 1, 1985, with
         First Amendment thereto and Summary
         Plan Description therefor

10.2     Management Agreement between           Exhibit 10.2 to 1991 S-1
         Michigan Health Maintenance
         Organization Plans, Inc. and
         Registrant dated March 15, 1985, as
         amended June 12, 1985

10.3     Management Agreement between U.A.      Exhibit 10.3 to 1991 S-1
         Health Care Corporation and
         Personal Physician Care, Inc. dated
         March 18, 1987

10.4     Amendment dated February 16, 1993      Exhibit 10.5 to the Registrant's
         to Management Agreement between        1995 Form 10-K
         United American Healthcare
         Corporation and Personal Physician
         Care, Inc. dated March 18, 1987


EXHIBIT                                               INCORPORATED HEREIN BY                   FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                       HEREWITH
------   -----------------------                           ------------                       --------
10.5     Amendment dated June 16, 1994 to       Exhibit 10.4 to the Registrant's
         Management Agreement between U.A.      1994 Form 10-K
         Health Care Corporation and
         Personal Physician Care, Inc. dated
         March 18, 1987

10.6     Management Agreement between           Exhibit 10.5 to Registrant's 1994 Form 10-K
         OmniCare Health Plan, Inc. and
         United American of Tennessee, Inc.
         dated February 2, 1994

10.7     Management Agreement between           Exhibit 10.6 to Registrant's 1994 Form 10-K
         UltraMedix Health Care Systems,
         Inc. and United American of
         Florida, Inc. dated February 1,
         1994

10.8     Amendment dated September 4, 1995      Exhibit 10.9 to the Registrant's
         to Management Agreement between        1995 Form 10-K
         UltraMedix Healthcare Systems, Inc.
         and United American of Florida,
         Inc. dated February 1, 1995

10.9     Amendment dated September 20, 1995     Exhibit 10.10 to Registrant's 1995
         to Management Agreement between        Form 10-K
         UltraMedix Health Care Systems,
         Inc. and United American of
         Florida, Inc. dated February 1,
         1995

10.10    Lease Agreement between 1155           Form 8-K filed August 8, 1991
         Brewery Park Limited Partnership
         and Registrant dated July 24, 1991,
         effective May 1, 1992

10.11    Amendment dated December 8, 1993 to    Exhibit 10.8 to the Registrant's
         Lease agreement between 1155           1994 Form 10-K
         Brewery Park Limited Partnership
         and Registrant dated July 24, 1991

10.12    Amendment dated April 15,              Exhibit 10.13 to Registrant's 1995


EXHIBIT                                               INCORPORATED HEREIN BY                   FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                       HEREWITH
------   -----------------------                           ------------                       --------
         1993 to Lease Agreement between        Form 10-K
         1155 Brewery Park Limited
         Partnership and Registrant dated
         July 24, 1991

10.13    Lease Agreement between Baltimore      Exhibit 10.7 to the Registrant's
         Center Associates Limited              1993 Form 10-K
         Partnership and Corporate
         Healthcare Financing, Inc. dated
         August 24, 1988, as amended April
         12, 1993, effective the later of
         May 1, 1993 or the date premises
         are ready for occupancy

10.14    Amendment dated May 11, 1994           Exhibit 10.11 to the Registrant's
         (effective June 30, 1994) to Lease     1994 Form 10-K
         agreement between Baltimore Center
         Associates Limited Partnership and
         Corporate Healthcare Financing,
         Inc

10.15    Lease Agreement between CLW Realty     Exhibit 10.2 to Registrant's 1994 Form 10-K
         Asset Group, Inc., as agent for The
         Prudential Insurance Company of
         America and United American of
         Florida dated May 31, 1994,
         effective June 1, 1994

10.16    Lease Agreement between Fleming        Exhibit 10.3 to Registrant's 1994 Form 10-K
         Companies, Inc. and United American
         of Tennessee dated June 30, 1994,
         effective the date premises are
         ready for occupancy

10.17    Lease Agreement between                Exhibit 10.19 to Registrant's 1995
         International Business Machines        Form 10-K
         Corporation and Registrant dated
         August 29, 1994

10.18    Amended and Restated Line of Credit    Exhibit 10.20 to Registrant's 1995


EXHIBIT                                               INCORPORATED HEREIN BY                   FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                       HEREWITH
------   -----------------------                           ------------                       --------
         Facility Agreement between Michigan    Form 10-K
         National Bank and Registrant dated
         March 14, 1995

10.19    Promissory notes between Michigan      Exhibit 10.9 to the Registrant's
         National Bank and Registrant dated     1993 Form 10-K
         August 26, 1993

10.20    Asset Purchase Agreement between       Form 8-K filed May 24, 1993 and Form 8-K/A
         CHF, Inc., Healthcare Plan             filed July 21, 1993
         Management, Inc., CHF-HPM Limited
         Partnership, Louis J. Nicholas and
         Keith B. Sullivan and Registrant
         dated May 7, 1993

10.21    Loan and Security Agreement between    Exhibit 10.18 to Registrant's 1994 Form 10-K
         UltraMedix Health Care Systems,
         Inc. and United American of Florida
         dated February 1, 1994

10.22    Amendment dated June 13, 1995 to       Exhibit 10.26 to Registrant's 1995
         the Loan and Security Agreement        Form 10-K
         between UltraMedix Care Systems,
         Inc. and United American of
         Florida, Inc. dated February 1,
         1994

10.23    Form of Stock Transfer Services        Exhibit 10.19 to Registrant's 1994 Form 10-K
         Agreement between Huntington
         National Bank and Registrant

10.24    Employment Agreement between Julius    Exhibit 10.15 to 1991 S-1
         V. Combs, M.D. and Registrant dated
         March 15, 1991

10.25    Employment Agreement between Ronald    Exhibit 10.16 to 1991 S-1
         R. Dobbins and Registrant dated
         March 15, 1991

10.26    Employment Agreement between Louis     Exhibit 10.22 to Registrant's 1994
         J. Nicholas and                        Form 10-K


EXHIBIT                                               INCORPORATED HEREIN BY                         FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                             HEREWITH
------   -----------------------                           ------------                             --------

         Corporate Healthcare Financing,
         Inc. dated May 7, 1993

10.27    First Amendment to Contingent Note     Form 10-Q for the Quarter Ended March 31,
         Promissory Note between CHF-HPM        1996, filed May 14, 1996
         Limited Partnership and the
         Registrant

10.28    Acquisition of majority interest in    Form 8-K filed April 19, 1996
         OmniCare Health Plan, Inc. of
         Tennessee and UltraMedix Healthcare
         Systems, Inc.

10.29    Injured Workers' Insurance Fund        Form 10-K/A filed October 14, 1996, as amended
         Contract No. IWIF 9-96 Managed Care
         Contract with Statutory Benefits
         Management Corporation dated June
         19, 1996

10.30    Ernst & Young LLP Report of                                                                   *
         Independent Auditors  as of June
         30, 1996

10.31    Renaissance Center Office Lease        Form 10-Q for the Quarter Ended September
         between Renaissance Center Venture     30, 1996, filed November 13, 1996
         and Registrant

10.32    Purchase Agreement between             Form 10-Q for the Quarter Ended December
         Statutory Benefits Management          31, 1996, filed February 10, 1997
         Corporation and Spectera, Inc.

10.33    Agreement of Purchase and Sale of      Form 10-K filed October 14, 1997
         Stock, dated September 12, 1997
         between CHF Acquisition, Inc. and
         the Registrant

10.34    Ernst & Young LLP Report of            Form 10-K filed October 14, 1997
         Independent Auditors  as of June
         30, 1997

10.35    Amended and Restated Business Loan     Form 10-Q for the Quarter Ended
         Agreement between Michigan National    March 31, 1998, filed May 15, 1998
         Bank and Registrant dated March 12,
         1998 (effective as of February 1,
         1998)


EXHIBIT                                               INCORPORATED HEREIN BY                   FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                       HEREWITH
------   -----------------------                           ------------                       --------
10.36    Business Loan Agreement Addendum       Form 10-Q for the Quarter Ended
         between Michigan National Bank and     March 31, 1998, filed May 15, 1998
         Registrant dated March 12, 1998
         (effective as of February 1, 1998)

10.37    Promissory Note dated March 12,        Form 10-Q for the Quarter Ended
         1998 (effective as of February 1,      March 31, 1998, filed May 15, 1998
         1998) from Registrant to Michigan
         National Bank


10.38    Employment Agreement between
         Gregory H. Moses, Jr. and
         Registrant dated May 11, 1998                                                          *

10.39    Amendment dated as of June 30, 1998
         to Lease Agreement between 1155
         Brewery Park Limited Partnership
         and Registrant dated June 24, 1991                                                     *

10.40    Termination of Lease dated
         June 24, 1998 between Renaissance
         Holdings, Inc. (successor to
         Renaissance Center Venture) and
         Registrant                                                                             *

10.41    United American Healthcare
         Corporation 1998 Stock Option Plan                                                     *

10.42    Stock Purchase Agreement among
         Registrant, CHFA, Inc. and
         Corporate Healthcare Financing,
         Inc. dated August 31, 1998                                                             *

10.43    Secured Promissory Note
         dated August 31, 1998 from CHFA,
         Inc.to Registrant                                                                      *


EXHIBIT                                               INCORPORATED HEREIN BY                   FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                       HEREWITH
------   -----------------------                           ------------                       --------
10.44    Unsecured Promissory Note dated
         August 31, 1998 from CHFA, Inc.
         to Registrant                                                                          *

10.45    Guaranty Agreement of Louis J.
         Nicholas dated August 31, 1998                                                         *

10.46    Pledge Agreement between CHFA, Inc.
         and Registrant dated August 31,
         1998                                                                                   *

10.47    Amendment of Business Loan
         Agreement between Registrant and
         Michigan National Bank dated
         September 1, 1998                                                                      *

10.48    Promissory Note dated September 1,
         1998 of Registrant to Michigan
         National Bank                                                                          *

10.49    Pledge Agreement dated September 1,
         1998 from Registrant to Michigan
         National Bank                                                                          *

16.1     Concurring Letter regarding change     Form 8-K filed October 30, 1997
         in Certifying Accountants dated
         October 30, 1997, from Grant
         Thornton LLP

16.2     Concurring Letter regarding change     Form 8-K/A filed November 12, 1997
         in Certifying Accountants dated
         November 12, 1997, from Grant
         Thornton LLP.

16.3     Concurring Letter regarding change     Form 8-K/A filed November 12, 1997
         in Certifying Accountants dated
         November 12, 1997, from Ernst &
         Young LLP.

16.4     Concurring Letter regarding change     Form 8-K filed January 20, 1998
         in Certifying Accountants dated
         January 16, 1998, from Arthur
         Andersen LLP.


EXHIBIT                                               INCORPORATED HEREIN BY                   FILED
NUMBER   DESCRIPTION OF DOCUMENT                           REFERENCE TO                       HEREWITH
------   -----------------------                           ------------                       --------
21       Subsidiaries of the Registrant                                                         *
27       Financial Date Schedule                                                                *
99.1     Press Release dated January 12, 1998   Form 8-K filed January 20, 1998