Form 10-Q
period 1998-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 1998-11-12
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 1998
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


THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF NOVEMBER 10, 1998 WAS 6,578,356.



================================================================================
    As filed with the Securities and Exchange Commission on November 10, 1998

                     United American Healthcare Corporation

                                    Form 10-Q

                                Table of Contents



PART I.                                                                                                              Page

         Item 1.    Unaudited Condensed Consolidated Financial Statements--
                    Condensed Consolidated Balance Sheets--September 30, 1998
                      and June 30, 1998                                                                                 2
                    Condensed Consolidated Statements of Operations--Three Months
                      Ended September 30, 1998 and 1997                                                                 3
                    Condensed Consolidated Statements of Cash Flows--Three Months
                      Ended September 30, 1998 and 1997                                                                 4
                    Notes to the Unaudited Condensed Consolidated Financial Statements                                  5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                               9


PART II.

         Item 1.    Legal Proceedings                                                                                  14
         Item 2.    Changes in Securities                                                                              14
         Item 3.    Defaults Upon Senior Securities                                                                    14
         Item 4.    Submission of Matters to a Vote of Security Holders                                                14
         Item 5.    Other Information                                                                                  14
         Item 6.    Exhibits and Reports on Form 8-K                                                                   16


SIGNATURES                                                                                                             17

EXHIBITS                                                                                                               18

                                   Part I.


ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      SEPTEMBER 30,       JUNE 30,
                                                                                           1998            1998
                                                                                      ---------------  ------------
      ASSETS                                                                           (Unaudited)
      --------------------------------------------------------------------------
      Current assets

        Cash and cash equivalents                                                      $ 13,232           $ 13,259
        Marketable securities                                                             1,431              1,431
        Premium receivables                                                               4,638              2,723
        Current portion of long-term note receivable                                     13,500               --
        Other receivables                                                                 1,897              1,816
        Refundable federal income taxes                                                   5,341              5,453
        Prepaid expenses and other                                                          262                281
        Deferred income taxes                                                               594                594
                                                                                       --------           --------
           Total current assets                                                          40,895             25,557

      Property and equipment, net                                                         5,322              6,098
      Intangible assets, net                                                              5,439              5,629
      Long-term note receivable                                                           2,250               --
      Surplus note receivable, net                                                        2,300              2,300
      Marketable securities                                                               1,396              1,396
      Deferred income taxes                                                                 528                417
      Other assets                                                                          584                584
      Net assets of discontinued operations                                                --               16,703
                                                                                       ========           ========
                                                                                       $ 58,714           $ 58,684
                                                                                       ========           ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
       -------------------------------------------------------------------------
      Current liabilities
        Current portion of long-term debt                                              $ 12,444         $ 14,444
        Medical claims payable                                                           22,185           20,004
        Accounts payable and accrued expenses                                             3,365            3,549
        Accrued compensation and related benefits                                         1,038            1,240
        Other current liabilities                                                           535              420
                                                                                       --------         --------
           Total current liabilities                                                     39,567           39,657

      Long-term debt, less current portion                                                8,000            8,000
      Accrued rent                                                                          935              935
      Deferred income taxes                                                               1,011            1,011

      Shareholders' equity
        Preferred stock, 5,000,000 shares authorized; none issued                          --               --
        Common stock, no par, 15,000,000 shares authorized; 6,578,356 issued
          and outstanding at September 30, 1998 and June 30, 1998                        10,715           10,715
        Retained earnings (deficit)                                                      (1,380)          (1,500)
        Accumulated other comprehensive income (loss)
          net of deferred federal income taxes                                             (134)            (134)
                                                                                       --------         --------
                                                                                          9,201            9,081
                                                                                       ========         ========
                                                                                       $ 58,714         $ 58,684
                                                                                       ========         ========


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            Three months ended
                                                                                September 30,
                                                                       ----------------------------
                                                                           1998            1997
                                                                       ----------------------------
Revenues
  Medical premiums                                                       $ 16,585        $ 20,284
  Management fees from related party                                        5,302           6,246
  Interest and other income                                                   465             502
                                                                         -----------     --------
     Total revenues                                                        22,352          27,032

Expenses
  Medical services                                                         14,097          17,179
  Marketing, general and administrative                                     6,705          10,442
  Depreciation and amortization                                               887           1,062
  Interest expense                                                            495             330
                                                                         -----------     --------
     Total  expenses                                                       22,184          29,013
                                                                         -----------     --------
Earnings (loss) from continuing operations before income taxes                168          (1,981)
Income tax expense (benefit)                                                   48            (439)
                                                                         -----------     --------
Earnings (loss) from continuing operations                                    120          (1,542)
Earnings from discontinued operation, net of income taxes                      --             209
                                                                         -----------     --------
        Net earnings (loss)                                              $    120        $ (1,333)
                                                                         ===========     ========


Net earnings (loss) per common share
   Earnings (loss) per common share from continuing operations           $   0.02        $  (0.23)
                                                                         ===========     ========
   Net earnings (loss) per common share                                  $   0.02        $  (0.20)
                                                                         ===========     ========
   Weighted average shares outstanding                                      6,578           6,578
                                                                         ===========     ========

Net earnings (loss) per common share - diluted
  Earnings (loss) per common share from continuing operations            $   0.02        $  (0.23)
                                                                         ===========     ========
  Net earnings (loss) per common share                                   $   0.02        $  (0.20)
                                                                         ===========     ========
  Weighted average shares outstanding                                       6,754           6,578
                                                                         ===========     ========


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 Three months ended
                                                                                                   September 30,
                                                                                            ------------------------
                                                                                               1998           1997
                                                                                            ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                                                                         $    120    $ (1,333)
 Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
   Depreciation and amortization                                                                  887       1,062
   Net change in assets and liabilities                                                           (97)       (445)
                                                                                              --------------------

     Net cash provided by (used in) operating activities                                          910        (716)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                                                      --         696
  Proceeds from the sale of property and equipment                                                122          --
  Purchase of property and equipment                                                              (12)       (890)
  Proceeds from collection of notes receivable                                                  2,000          --
  Cash used in discontinued operation                                                          (1,047)       (166)
                                                                                              --------------------
     Net cash provided by (used in) investing activities                                        1,063        (360)
                                                                                              --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowing under line of credit agreement                                                         --         143
  Payments made on long-term debt                                                              (2,000)       (728)
   Proceeds from issuance of common stock                                                          --         217
                                                                                             --------------------
     Net cash (used in) financing activities                                                   (2,000)       (368)
                                                                                             --------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (27)     (1,444)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               13,259       9,582
                                                                                             --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 13,232    $  8,138
                                                                                             ====================


  Supplemental disclosure of cash flow information
     Cash paid for interest                                                                  $    495    $    439
                                                                                             ====================

  Supplemental disclosure of non-cash investing activities
     Issuance of notes receivables in
     connection with sale of discontinued operation                                          $ 15,750    $     --
                                                                                             ====================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

-----------------------------
NOTE 1 - BASIS OF PREPARATION
-----------------------------

         The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and all of its majority-owned subsidiaries, together referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation. Non-majority investments in affiliates in which management has the ability to exercise significant influence are recorded using the equity method. As discussed in Note 4, through August 31, 1998, Corporate Healthcare Financing, Inc. and its Subsidiaries (CHF) were presented as a discontinued operation.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1999. Audited June 30, 1998 financial statements, with accompanying footnotes, can be found in the Company's most recent Form 10-K.

-----------------------------
NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's results of operations or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior period financial statements have been reclassified to conform to the requirements of SFAS 130.

         The components of comprehensive income (loss), net of related tax, for the three months ended September 30, 1998 and 1997 are as follows (in thousands):


                                                         1998           1997
                                                    ----------------------------
Net earnings (loss)                                        $120       $(1,333)
Unrealized holding gains (losses), net of tax                 -           (40)
                                                    ============================
Comprehensive income (loss)                                $120       $(1,373)
                                                    ============================

         The components of accumulated other comprehensive income (loss), net of related tax, included in shareholders' equity at September 30, 1998 and 1997 include only unrealized holding gains or losses, net of tax.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED
                           SEPTEMBER 30, 1998 AND 1997


--------------------------------------
NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT
--------------------------------------

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is not required to report pursuant to SFAS 131 until June 30, 1999 and has not determined what effects the adoption of SFAS 131 will have on its consolidated footnote disclosures.

-------------------------------
NOTE 4 - DISCONTINUED OPERATION
-------------------------------

          As previously reported in the Company's most recent 10-K annual report, CHF was sold on September 8, 1998, effective as of August 31, 1998. In anticipation of this sale, the results of CHF prior to September 1, 1998, have been reported as a discontinued operation in the consolidated financial statements for all periods presented. In accordance with the sale terms, $3 million of the sale price has been received through the date of this report.


          At June 30, 1998, the carrying value of CHF was written down to the net realizable value of $17.75 million. During the three months ended September 30, 1998, the carrying value of CHF was written down by an additional $.3 million, which represented the net earnings of CHF during this period. This write down is included in the expenses of the discontinued operation to reflect a reduction in the net carrying value to the net realizable value of $17.75 million. Earnings from the discontinued operation for the three months ended September 30, 1998 and 1997 are summarized as follows (in thousands):

                                                      1998           1997
                                                 ----------------------------
 Total revenues                                      $4,677       $ 5,227
 Total expenses                                       4,677         5,018
                                                 ============================
 Earnings from discontinued operation (1)         $       -       $   209
                                                 ============================

(1) Net of income tax provision of $509 and $117 for the three months ended September 30, 1998, and 1997, respectively.

---------------------------
NOTE 5 - STOCK OPTION PLANS
---------------------------

         Previously, the Company had adopted a stock option plan (the Old Stock Option Plan), under which a maximum of 331,250 common shares are presently reserved for issuance upon exercise of options granted under the Old Stock Option Plan. No options were granted under the Old Stock Option Plan through September 30, 1998. The Old Stock Option Plan shall be terminated and superseded upon shareholder approval of the Company's 1998 Stock Option Plan (1998 Plan) adopted by its Board of Directors on August 6, 1998. The Company has an aggregate of 500,000 common shares reserved for issuance upon exercise of options under the 1998 Plan. On September 9, 1998, nonqualified options for a total of 325,000 common shares were granted under the 1998 Plan, subject to requisite shareholder approval of such plan which management will seek at the annual meeting of shareholders in November 1998. Such options expire September 9, 2008 and are fully exercisable beginning March 10, 1999, at a price of $1.625 per share.

         Independent of any stock option plan, on May 11, 1998 the Company issued nonqualified stock options for 100,000 common shares to Gregory H. Moses, Jr. in

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED
                           SEPTEMBER 30, 1998 AND 1997



connection with his employment as its new President and Chief Operating
Officer, and reserved that number of common shares for issuance upon exercise of such options. Such options expire May 11, 2003 and are exercisable beginning May 11, 1999 for up to 77,000 common shares and in full beginning May 11, 2000, at a price of $1.38 per share.

---------------------------------------------
NOTE 6 - NET EARNINGS (LOSS) PER COMMON SHARE
---------------------------------------------

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, basic net earnings (loss) per share excluding dilution has been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

         At September 30, 1998, the Company has stock options for 100,000 shares issued and outstanding and has granted stock options for 325,000 shares subject to requisite shareholder approval. For the three months ended September 30, 1998, these stock options have been included in the computation of diluted earnings from continuing operations per common share. For the three months ended September 30, 1997, the Company did not have any outstanding securities having a dilutive effect on loss per share.

-----------------------------
NOTE 7 - YEAR 2000 COMPLIANCE
-----------------------------

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                    CONTINUED
                           SEPTEMBER 30, 1998 AND 1997





----------------------
NOTE 8 - CONTINGENCIES
----------------------

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



         In late April 1998, the Company informed the plaintiffs' counsel and the Court that the Company would not be able to fully fund its portion of the tentative settlement amount. In September 1998, the parties agreed to a restructured proposed settlement requiring the release of all claims and damages sought by the plaintiffs in exchange for (a) $2.0 million in cash from the Company's insurance carrier, (b) a $625,000 promissory note of the Company payable in 15 equal monthly installments beginning 13 months after entry of a final court order approving the settlement, with interest at 4% per annum from the date of such order, and (c) newly issued shares of common stock of the Company with an aggregate value of $625,000 based on a share price equal to the greater of (i) the average closing price of the Company's common stock for the period from July 20, 1998 through the third trading day preceding the Court hearing on approval of the settlement or (ii) $2.25 per share.



         The pending settlement is subject to federal court approval following a court hearing on the fairness of the proposed settlement scheduled for December 11, 1998. The Company has agreed to indemnify the named officers from monetary exposure in connection with the lawsuit, subject to reimbursement by any named officer, in the event he is found not to be entitled to such indemnification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

         As previously reported in the Company's most recent 10-K, the Company continues to implement the restructuring plan initiated in fiscal 1998, which during the three months ended September 30, 1998, included changes in senior management, the sale of CHF, renegotiation of the bank credit facility, the restructuring of the proposed shareholder lawsuit settlement, and continued efforts to achieve further cost reductions and maintain Company revenue.

         During August 1998, the Chief Executive Officer of the Company retired and the Board of Directors elected Gregory H. Moses, Jr. as the new Chief Executive Officer of the Company, the Company's Corporate Controller became its new Treasurer and Interim Chief Financial Officer and the Company appointed a new Senior Director of Management Information Systems.

         On September 8, 1998, effective as of August 31, 1998, CHF was sold for $17.75 million, comprised of $2 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. In accordance with the sale terms, $3 million in cash was received from the sale through October 1998, and was applied against the Company's outstanding bank debt.

         On September 1, 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to decrease the line of credit amount to $20.94 million. Additionally, by April 15, 1999, the revised agreement requires the permanent reduction of the outstanding balance owed to the bank to the lesser of the then outstanding principal balance or $8 million. The maturity date of the line of credit is October 1, 1999.

         In September, 1998, the Company's proposed shareholder lawsuit settlement was restructured, subject to court approval following a fairness hearing scheduled for December 11, 1998, to include $2 million in cash from the Company's insurance carrier, a $625,000 promissory note from the Company payable in 15 equal monthly installments beginning 13 months after final court approval, and a number of newly issued shares of common stock of the Company based upon a formula as previously reported (currently estimated to be 277,777 shares).

         The Company continues to implement the corrective action plan developed for OmniCare-MI. The corrective action plan includes the reduction of medical costs through renegotiation of hospital provider contracts, reduction of pharmacy costs and a reduction in the management fee percentage paid to the Company from 17% to 14% effective June 1, 1998. The effect of the management fee percentage reduction on the

Company's revenues for the three months ended September 30, 1998 was approximately $.9 million.

         The three months ended September 30, 1998 were impacted by the cost reductions initiated in fiscal 1998, including an approximate 35% workforce reduction at the Company's corporate and Tennessee operations, and the cessation of operations in Florida, Louisiana, and Pennsylvania.

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

         Total revenues from continuing operations decreased $4.6 million (17%), from $27.0 million in the three months ended September 30, 1997 to $22.4 million in the three months ended September 30, 1998.

         Medical premium revenues were $16.6 million in the three months ended September 30, 1998, a decrease of $3.7 million (18%) from medical premium revenues of $20.3 million in the three months ended September 30, 1997. Medical premiums for OmniCare-TN increased $2.2 million (15%), from $14.4 million in the three months ended September 30, 1997 to $16.6 million in the three months ended September 30, 1998. The per member per month ("PMPM") premium rate -- based on an average membership of 45,800 for the three months ended September 30, 1998 compared to 42,200 for the three months ended September 30, 1997 -- was $120 for the three months ended September 30, 1998, compared to $114 for the three months ended September 30, 1997, an increase of 5% or $.9 million. The rate increase included changes in the enrollment mix. An 8% increase in enrollment accounted for the remaining increase of $1.3 million. UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO 51%-owned by the Company, which ceased operations and was placed in liquidation in March 1998, did not contribute any medical premium revenues in the three months ended September 30, 1998. Medical premium revenues from UltraMedix were $5.9 million in the three months ended September 30, 1997.

         Management fees were $5.3 million in the three months ended September 30, 1998, a decrease of $.9 million (15%) from fees of $6.2 million in the three months ended September 30, 1997. Management fees earned from OmniCare-MI decreased in the three months ended September 30, 1998 due primarily to the June 1998 reduction in the management fee percentage from 17% to 14%.

         Total expenses before income taxes from continuing operations totaled $22.2 million in the three months ended September 30, 1998, compared to $29.0 million in the three months ended September 30, 1997, a decrease of $6.8 million (23%).

         Medical service expenses were $14.1 million in the three months ended September 30, 1998, a decrease of $3.1 million (18%) from medical service expenses of

$17.2 million in the three months ended September 30, 1997. Medical expenses for OmniCare-TN increased $1.9 million (16%), from $12.2 million in the three months ended September 30, 1997 to $14.1 million in the three months ended September 30, 1998. The percentage of medical service expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 85% for both of the three month periods ended September 30, 1998 and 1997 for OmniCare-TN. UltraMedix did not incur any medical service expenses in the three months ended September 30, 1998. Medical expenses for UltraMedix were $5.0 million in the three months ended September 30, 1997.

         Marketing, general and administrative expenses (MG&A) decreased $3.7 million (36%), from $10.4 million in the three months ended September 30, 1997 to $6.7 million in the three months ended September 30, 1998, due to the following: (i) MG&A for the corporate headquarters, including the cost to operate OmniCare-MI, decreased $2.0 million with a reduction in the number of employees significantly contributing to the decrease; and (ii) a decrease of approximately $1.5 million related to UltraMedix and United American of Florida, Inc., the Company's 80%-owned subsidiary which ceased operations and was placed in liquidation in March 1998.

         As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $.2 million for the three months ended September 30, 1998, compared to a loss from continuing operations before income taxes of $2.0 million for the three months ended September 30, 1997, a $1.8 million change. Net earnings from continuing operations was $.1 million for the three months ended September 30, 1998, compared to a net loss from continuing operations of $1.5 million for the three months ended September 30, 1997, a change of $1.6 million.

         The discontinued operation contributed no earnings or loss for the three months ended September 30, 1998, compared to earnings of $.2 million for the three months ended September 30, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1998, the Company had (i) cash and cash equivalents and short-term marketable securities of $14.7 million, the same amount as at June 30, 1998; (ii) working capital of $1.3 million, compared to negative working capital of $14.1 million at June 30, 1998; and (iii) a current assets-to-current liabilities ratio of 1.03-to-1, compared to .64-to-1 at June 30, 1998. The principal sources of funds for the Company during the three months ended September 30, 1998 were $.9 million provided from net operating activities, proceeds from the sale of CHF of $2 million and proceeds from the sale of property and equipment of $.1 million -- offset by cash used in discontinued operation of $1.0 million, and $2 million to repay bank debt.

         On September 8, 1998, effective as of August 31, 1998, the Company sold the stock of CHF for $17.75 million, comprised of $2 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. The secured note is payable to the

Company in four monthly installments of $.5 million each on the last day of September through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note is payable to the Company in two annual installments of $.25 million with the balance due August 31, 2001, plus interest at 6% per annum. The security for the secured note includes a pledge of the stock of CHF and a limited personal guarantee of a principal of the buyer. The proceeds from the sale of CHF have been and will be used to reduce the Company's outstanding bank debt and provide security for the Company's bank indebtedness. Through October, 1998, $3 million from CHF sale proceeds have been applied against the Company's outstanding bank debt.

         On September 1, 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to decrease the line of credit amount to $20.94 million and modify other terms. By April 15, 1999, the agreement requires the permanent reduction of the outstanding balance and the line of credit to the lesser of the then outstanding principal balance or $8 million, and the agreement requires the cancellation of the $.5 million letter of credit by January 1, 1999. The maturity date of the line of credit is October 1, 1999.

         The line of credit is secured by all of the Company's rights, title and interest in the secured and unsecured promissory notes of the purchaser of the stock of CHF representing part of the purchase price for such stock (which purchaser has covenanted with the bank to make all payments on such notes directly to the bank for credit against the Company's indebtedness to the bank) and in the pledged CHF stock and other documents related to such purchase. Financial covenants for minimum net worth, debt service coverage ratio, and maximum debt to worth ratio will be established prior to March 1, 1999.

         The Company is unable at this time to assess the capital requirements, if any, related to the final disposition of UltraMedix.

         The Company's restructuring efforts significantly contributed to the $22.9 million loss from continuing operations in fiscal 1998. However, after adjusting for non-cash activities and changes in assets and liabilities, the Company generated positive cash flows from operations in fiscal 1998. The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the stabilization of OmniCare-MI, continuation of its restructuring efforts, achieving increased operational efficiencies at its Tennessee operation and the receipt of the remaining CHF sale proceeds.

         Management expects that the OmniCare-MI corrective action plan, which is in the process of implementation, will stabilize OmniCare-MI and eliminate the need for future cash infusions from the Company. OmniCare-MI has successfully renegotiated certain major hospital provider contracts, including its most significant hospital contract, which was one of the major components of the corrective action plan, the effects of which will reduce medical costs.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported by the Company, the proposed settlement terms with respect to certain shareholder litigation pending in the United States District Court for the Eastern District of Michigan are subject to federal court approval following a court hearing on the fairness of the proposed settlement. That hearing has been scheduled for December 11, 1998, and notice of the hearing was given to members of the class of plaintiffs on October 26, 1998.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-Q report, including, without limitation, statements containing the words "believes", "anticipates", "will", "may", "might", and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor".

         Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

           1. Inability of the buyer of CHF to comply with the terms of its secured and unsecured notes and the resultant impact on bank agreements.
           2.     Inability of OmniCare-MI to remain as a viable entity.
           3. Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.
           4. Discontinuation of, limitations upon or restructuring of government-funded programs, including but not limited to the TennCare program.
           5. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
           6. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.
           7.     The shift of employers from insured to self-funded coverage, resulting in reduced operating margins to the Company.
           8. Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers; failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.
           9.     Termination of the OmniCare-MI management agreement.
          10. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
          11.     Adverse publicity and media coverage.
          12.     Inability to carry out marketing and sales plans.
          13.     Loss or retirement of key executives.
          14. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
          15. The selection by employers and individuals of higher co-payment/deductible/coinsurance plans with relatively lower premiums or margins.
          16. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
          17. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or information systems expenditures.
          18. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
          19. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).

         20.      Adverse results from significant litigation matters.
         21.      Adverse impact from Year 2000 issues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


                                         UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  November 10, 1998                By: /s/ Gregory H. Moses, Jr.
                                            --------------------------------
                                            Gregory H. Moses, Jr.
                                            President & Chief Executive Officer

Dated:  November 10, 1998                By: /s/ Paul G. Samuels
                                             --------------------------------
                                             Paul G. Samuels
                                             Interim Chief Financial Officer

EXHIBIT INDEX



         Exhibit Number                     Description of Document
         --------------                     -----------------------

         27                                 Financial data schedule