Form 10-Q
period 1998-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 1999-02-16
CIK 867963

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 1998
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

        Securities registered pursuant to Section 12 (b) of the Act: NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF FEBRUARY 16, 1999 WAS 6,587,270.


================================================================================
    As filed with the Securities and Exchange Commission on February 16, 1999

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I                                                                                                 PAGE

         Item 1.    Unaudited Condensed Consolidated Financial Statements--
                    Condensed Consolidated Balance Sheets--December 31, 1998
                      and June 30, 1998                                                                  2
                    Condensed Consolidated Statements of Operations--Three and Six Months
                      Ended December 31, 1998 and 1997                                                   3
                    Condensed Consolidated Statements of Cash Flows--Six Months
                      Ended December 31, 1998 and 1997                                                   4
                    Notes to the Unaudited Condensed Consolidated Financial Statements                   5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                               10


PART II

         Item 1.    Legal Proceedings                                                                   18
         Item 2.    Changes in Securities and Use of Proceeds                                           18
         Item 3.    Defaults Upon Senior Securities                                                     18
         Item 4.    Submission of Matters to a Vote of Security Holders                                 18
         Item 5.    Other Information                                                                   19
         Item 6.    Exhibits and Reports on Form 8-K                                                    21


SIGNATURES                                                                                              22

EXHIBITS                                                                                                23

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,         JUNE 30,
                                                                            1998               1998
                                                                        ------------------------------
         ASSETS                                                          (Unaudited)
Current assets
  Cash and cash equivalents                                               $  8,803           $ 13,259
  Marketable securities                                                      1,431              1,431
  Premium receivables                                                        5,507              2,723
  Note receivable                                                           11,500               --
  Other receivables                                                          2,183              1,816
  Refundable federal income taxes                                            5,453              5,453
  Prepaid expenses and other                                                   192                281
  Deferred income taxes                                                        594                594
                                                                          --------           --------
     Total current assets                                                   35,663             25,557

Property and equipment, net                                                  4,728              6,098
Intangible assets, net                                                       5,249              5,629
Long-term note receivable                                                    2,250               --
Surplus note receivable, net                                                 2,300              2,300
Marketable securities                                                        1,396              1,396
Deferred income taxes                                                          417                417
Other assets                                                                   377                584
Net assets of discontinued operation                                          --               16,703
                                                                          --------           --------
                                                                          $ 52,380           $ 58,684
                                                                          ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                       $ 18,098           $ 14,444
  Medical claims payable                                                    18,222             20,004
  Accounts payable and accrued expenses                                      2,786              3,549
  Accrued compensation and related benefits                                    963              1,240
  Other current liabilities                                                    385                420
                                                                          --------           --------
     Total current liabilities                                              40,454             39,657

Long-term debt, less current portion                                           625              8,000
Accrued rent                                                                   935                935
Deferred income taxes                                                        1,011              1,011

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                   --                 --
  Common stock, no par, 15,000,000 shares authorized; 6,587,270 and
     6,578,356 issued and outstanding at December 31, 1998 and June 30,
     1998, respectively                                                     10,715             10,715
  Retained earnings (deficit)                                               (1,226)            (1,500)
  Accumulated other comprehensive loss, net of deferred federal income
     taxes                                                                    (134)              (134)
                                                                          --------           --------
                                                                             9,355              9,081
                                                                          ========           ========
                                                                          $ 52,380           $ 58,684
                                                                          ========           ========


See accompanying notes to the condensed consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     DECEMBER 31,            DECEMBER 31,
                                                                 --------------------------------------------
                                                                   1998        1997        1998        1997
                                                                 --------------------------------------------

REVENUES
  Medical premiums                                               $ 16,635    $ 22,526    $ 33,220    $ 42,810
  Management fees from related party                                5,046       6,213      10,348      12,459
  Interest and other income                                           689         453       1,154         955
                                                                 --------    --------    --------    --------
       Total revenues                                              22,370      29,192      44,722      56,224

EXPENSES
  Medical services                                                 14,140      21,860      28,237      39,039
  Marketing, general and administrative                             6,747      11,778      13,452      22,220
  Depreciation and amortization                                       857       4,672       1,744       5,734
  Interest expense                                                    443         456         938         786
                                                                 --------    --------    --------    --------
       Total  expenses                                             22,187      38,766      44,371      67,779
                                                                 --------    --------    --------    --------
Earnings (loss) from continuing operations before income taxes        183      (9,574)        351     (11,555)
Income tax expense (benefit)                                           29      (2,073)         77      (2,512)
                                                                 --------    --------    --------    --------
Earnings (loss) from continuing operations                            154      (7,501)        274      (9,043)
Loss from discontinued operation, net of income taxes                --          (532)       --          (323)
                                                                 --------    --------    --------    --------
      NET EARNINGS (LOSS)                                        $    154    $ (8,033)   $    274    $ (9,366)
                                                                 ========    ========    ========    ========

NET EARNINGS (LOSS)  PER COMMON SHARE - BASIC
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS    $   0.02    $  (1.14)   $   0.04    $  (1.37)
                                                                 ========    ========    ========    ========
  NET EARNINGS (LOSS) PER COMMON SHARE                           $   0.02    $  (1.22)   $   0.04    $  (1.42)
                                                                 ========    ========    ========    ========
  WEIGHTED AVERAGE SHARES OUTSTANDING                               6,651       6,578       6,617       6,578
                                                                 ========    ========    ========    ========

NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS    $   0.02    $  (1.14)   $   0.04    $  (1.37)
                                                                 ========    ========    ========    ========
  NET EARNINGS (LOSS) PER COMMON SHARE                           $   0.02    $  (1.22)   $   0.04    $  (1.42)
                                                                 ========    ========    ========    ========
  WEIGHTED AVERAGE SHARES OUTSTANDING                               6,651       6,578       6,623       6,578
                                                                 ========    ========    ========    ========



See accompanying notes to the condensed consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                                 SIX MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1998         1997
                                                                                               ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                                          $    274    $ (9,366)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                               1,744       5,734
      Net change in assets and liabilities                                                       (5,120)      5,743
                                                                                               --------    --------
       Net cash provided by (used in) operating activities                                       (3,102)      2,111

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                                      --         839
    Proceeds from the sale of property and equipment                                                124          --
    Purchase of property and equipment                                                              (85)     (1,028)
    Proceeds from collection of note receivables                                                  4,000          --
    Cash used in discontinued operation                                                          (1,047)       (717)
                                                                                               --------    --------
      Net cash provided by (used in) investing activities                                         2,992        (906)

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowing under line of credit agreement                                                         --         142
    Payments made on long-term debt                                                              (4,346)     (1,566)
    Proceeds from issuance of common stock                                                           --         217
                                                                                               --------    --------
        Net cash (used in) financing activities                                                  (4,346)     (1,207)
                                                                                               --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (4,456)         (2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 13,259       9,582
                                                                                               ========    ========
Cash and cash equivalents at end of period                                                     $  8,803    $  9,580
                                                                                               ========    ========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                         $    938    $    814
                                                                                               ========    ========

Supplemental disclosure of noncash investing and financing activities
  Investing - Issuance of note receivables in connection with sale of discontinued operation   $ 15,750    $     --
  Financing - Conversion of current liability to long-term debt                                $    625    $     --
                                                                                               ========    ========



See accompanying notes to the condensed consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

-----------------------------------------------------
NOTE 1 - BASIS OF PREPARATION
-----------------------------------------------------

         The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and all of its majority-owned subsidiaries, together referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation. As discussed in Note 4, through August 31, 1998, the results of Corporate Healthcare Financing, Inc. and its Subsidiaries (CHF) were presented as a discontinued operation.

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1999. Audited June 30, 1998 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

-------------------------------------------------------
NOTE 2 - COMPREHENSIVE INCOME
-------------------------------------------------------

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS
130). This standard establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's results of operations or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in accumulated other comprehensive loss. Prior period financial statements have been reclassified to conform to the requirements of SFAS 130.

         The components of comprehensive income (loss), net of related tax, are summarized as follows (in thousands):



                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          DECEMBER 31,         DECEMBER 31,
                                       --------------------------------------
                                         1998     1997        1998      1997
                                       --------------------------------------
Net earnings (loss)                    $   154   $(8,033)   $   274   $(9,366)
Unrealized holding gains, net of tax      --          68       --          28
                                       =======   =======    =======   =======
Comprehensive income (loss)            $   154   $(7,965)   $   274   $(9,338)
                                       =======   =======    =======   =======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997


         The components of accumulated other comprehensive loss, net of related tax, included in shareholders' equity at December 31, 1998 and 1997 include only unrealized holding losses, net of tax.

---------------------------------------------------------
NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT
---------------------------------------------------------

         The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS
131), which is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is not required to report pursuant to SFAS 131 until it reports its annual financial statements for the year ending June 30, 1999 and has not determined what effects the adoption of SFAS 131 will have on its consolidated footnote disclosures.

---------------------------------------------------------
NOTE 4 - DISCONTINUED OPERATION
---------------------------------------------------------

         As previously reported in the Company's most recent annual report on Form 10-K, CHF was sold on September 8, 1998, effective as of August 31, 1998. In anticipation of this sale, the results of CHF prior to September 1, 1998, have been reported as a discontinued operation in the consolidated financial statements for all periods presented. In accordance with the sale terms, through December 31, 1998, $4.3 million of the sale price, including interest of $.3 million has been received and applied against the Company's long-term debt.

         At June 30, 1998, the carrying value of CHF was written down to the net realizable value of $17.75 million. During the six months ended December 31, 1998, the carrying value of CHF was written down by an additional $.3 million, which represented the excess of revenues over expense of CHF during that period. This writedown is included in the expenses of the discontinued operation to reflect a reduction in the net carrying value to the net realizable value of $17.75 million.

         Discontinued operation is summarized as follows (in thousands):

                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                         DECEMBER 31,       DECEMBER 31,
                                       ----------------------------------
                                        1998    1997      1998      1997
                                       ----------------------------------
Total revenues                         $  -  $ 4,308    $ 4,677   $ 9,535
Total expenses                            -    4,840      4,677     9,858
                                       ----------------------------------
Loss from discontinued operation (1)   $     $  (532)   $     -   $  (323)
                                       ==================================


             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997


(1) Net of income tax expense (benefit) of $ 0 and $(435) for the three months ended December 31, 1998 and 1997, respectively, and $509 and $(318) for the six months ended December 31, 1998 and 1997, respectively.

--------------------------------------------------
NOTE 5 - STOCK OPTION PLANS
--------------------------------------------------

         Previously, the Company had adopted a stock option plan (the Old Stock Option Plan), under which a maximum of 331,250 common shares had been reserved for issuance upon exercise of options granted under the Old Stock Option Plan. The Old Stock Option Plan was terminated and superseded by the Company's 1998 Stock Option Plan (1998 Plan) adopted by its Board of Directors on August 6, 1998 and approved by the Company's shareholders on November 12, 1998. No options were granted under the Old Stock Option Plan. The Company has an aggregate of 500,000 common shares reserved for issuance upon exercise of options under the 1998 Plan. On September 9, 1998 and December 15, 1998 nonqualified options for a total of 325,000 and 26,000 common shares, respectively, were granted under the 1998 Plan. Such options expire on dates ranging from September 9, 2008 to December 15, 2008 and are fully exercisable on dates ranging from March 10, 1999 to December 15, 2002, at prices ranging from $1.25 to $1.625 per share. In February 1999, additional nonqualified options for 5,000 common shares were granted under the 1998 plan. Such additional shares vest ratably over four years, expire 10 years from date of issuance and have an exercise price of $1.1875.

         Independent of any stock option plan, on May 11, 1998 the Company granted nonqualified stock options for 100,000 common shares to the Company's President and Chief Operating Officer, and reserved that number of common shares for issuance upon exercise of such options. Such options expire May 11, 2003 and are exercisable beginning May 11, 1999 for up to 77,000 common shares and in full beginning May 11, 2000, at a price of $1.38 per share.

--------------------------------------------------
NOTE 6 - NET EARNINGS (LOSS) PER COMMON SHARE
--------------------------------------------------

         Basic net earnings (loss) per share has been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

         At December 31, 1998, the Company has outstanding stock options for 451,000 shares, of which 356 and 6,211, as accounted for under the treasury method, of such shares have been included in the computation of diluted earnings from continuing operations per common share for the three and six months ended December 31, 1998, respectively. Additionally, the Company has included the 277,777 shares issuable under the shareholder lawsuit settlement as described in
Note 8, in the computation of basic and diluted earnings per share as if such shares had been issued and outstanding on and since December 11, 1998. For the three and six months ended December 31, 1997, the Company did not have any outstanding securities having a dilutive effect on loss per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997



         In conjunction with the Company's restructuring efforts in fiscal 1998, it vacated approximately 10,000 square feet at its corporate headquarters. In consideration for negotiated lease concessions, the Company has agreed to issue its headquarters landlord 22,500 unregistered shares of common stock of the Company. The Company expects to issue these shares in the third quarter of fiscal 1999.

-----------------------------------------------------
NOTE 7 - YEAR 2000 COMPLIANCE
-----------------------------------------------------

         The Company has developed and followed a plan to ensure all modifications and conversions to its primary information systems are implemented and thoroughly tested on a timely basis. The Company estimates that 40% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by July 31, 1999 and that the Company's primary computerized information systems will be Year 2000 compliant by that date.

         Although the Company is in the process of completing a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, the Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, the Company has been monitoring the Year 2000 issues of certain third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to, their ability to become Year 2000 compliant by July 31, 1999. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances the Company's mitigation efforts will be successful or that the failure of any third party to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

         Both internal and external resources will be utilized in the Company's efforts to become Year 2000 compliant. During the six months ended December 31, 1998, which also approximates cumulative costs to date, $32,000 of costs were incurred by the Company in connection with its efforts to become Year 2000 compliant. Approximately 100% of such costs were incurred during the second quarter of fiscal 1999. The total costs of the Company's efforts to become Year 2000 compliant are not expected to exceed $900,000. Costs related to software modifications have been, and will continue to be, expensed as incurred.

         The costs expected to be incurred in connection with the Company's efforts to become Year 2000 compliant, as well as the date by which the Company is expected to be Year 2000 compliant, are based on management's best estimates. Because such estimates were derived utilizing numerous assumptions as to future events (including the availability of certain resources, third party

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1998 AND 1997



modifications and other factors), there can be no assurance that these estimates will be achieved and such actual costs and date could differ materially from those currently expected. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

-----------------------------------------
NOTE 8 - CONTINGENCIES
-----------------------------------------

         As previously reported by the Company, certain former senior officers and the Company were named as defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan (the Court) in August 1995. The Court consolidated these lawsuits into a single action. Based on an initial proposed settlement of the action, the Company recorded an expense of $1.15 million as of June 30, 1997. In September 1998, the parties agreed to a restructured proposed settlement. On December 11, 1998, the Court held a hearing on the fairness of the proposed settlement and entered a final judgment approving such settlement and dismissing the action. Pursuant thereto, all claims and damages sought by the plaintiffs were released in exchange for (a) $2.0 million in cash from the Company's insurance carrier, (b) a $625,000 promissory note from the Company payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum from December 11, 1998 and (c) 277,777 new shares of common stock of the Company valued at $625,000 (based on a stipulated share price of $2.25 per share) and expected to be issued in the third quarter of the Company's fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

         As reported in the Company's most recent annual report on Form 10-K, the Company continues to implement the restructuring plan initiated in fiscal 1998, which during fiscal 1999 has included changes in senior management, sale of CHF, renegotiation of the bank credit facility, restructuring of the proposed shareholder lawsuit settlement, and continued efforts to achieve further cost reductions and maintain Company revenue.

         During August 1998, the then Chief Executive Officer of the Company retired and the Board of Directors elected Gregory H. Moses, Jr. as the new Chief Executive Officer of the Company, the Company's Corporate Controller became its new Treasurer and Interim Chief Financial Officer and the Company appointed a new Senior Director of Management Information Systems.

         On September 8, 1998, effective as of August 31, 1998, CHF was sold for $17.75 million, comprised of $2 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. In accordance with the sale terms, principal and interest of $4.3 million in cash was received from the sale through December 1998, and was applied against the Company's outstanding bank debt. Additionally, the buyer notified the Company of its intention to extend the final payment on the secured note from January 31, 1999 to March 31, 1999, as permitted under the note.

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

         In September 1998, the Company's proposed shareholder lawsuit settlement was restructured, and on December 11, 1998, the Court entered a final judgment approving such settlement and dismissing the action. Pursuant thereto, all claims and damages sought by the plaintiffs were released in exchange for $2 million in cash from the Company's insurance carrier, a $625,000 promissory note from the Company payable in 15 equal monthly installments beginning 13 months after entry of the final judgment, and 277,777 new shares of common stock of the Company valued at $625,000 (based on a stipulated share price of $2.25 per share) and expected to be issued in the third quarter of the Company's fiscal 1999.

         The Company continues to implement the corrective action plan developed for OmniCare Health Plan ("OmniCare-MI"), a plan operated by the Company in Michigan. The corrective action plan includes the reduction of medical costs through renegotiation of hospital provider contracts, reduction of pharmacy costs and a reduction in the management fee percentage paid to the Company from 17% to 14% effective June 1, 1998. The management fee percentage reduction decreased the Company's revenues for the three and six months ended December 31, 1998 by approximately $1.1 million and $2.2 million, respectively.

         In January 1999, the Company announced it had joined with Blue Cross and Blue Shield of Michigan in a proposal to provide health care, dental and prescription drug benefits to employees of one of three planned casinos that are to bring casino gaming to Detroit. One of the proposal's options would have the Company provide such health care benefits through OmniCare-MI's network.

         Results from operations for OmniCare-MI for the three and nine months ended September 30, 1998, were income of $4.5 million and a loss of $5.0 million, respectively, compared to losses of $.8 million and $7.6 million for the comparable periods in the prior year. The favorable September 30, 1998 quarter results were due primarily to the retroactive effect of renegotiated hospital provider contracts and the reduction in the management fee expenses. The stabilization efforts related to OmniCare-MI continue, including pursuing joint ventures and other similar activities.

         The Company's results of operation for fiscal 1999 have also been impacted by the cost reductions implemented in fiscal 1998, including an approximate 35% workforce reduction at the Company's corporate and Tennessee operations, and the cessation of operations in Florida, Louisiana, and Pennsylvania. Payroll expenses at the corporate and Tennessee operations decreased approximately $1.5 million and $3.1 million for the three and six months ended December 31, 1998.

         Earnings (loss) from continuing operations before income taxes for the three and six months ended December 31, 1998 were $.2 million and $.4 million, respectively, compared to losses of $9.6 million and $11.6 million for the comparable fiscal 1998 periods. Losses before income taxes related to the Company's Florida operation (which subsequently ceased operating and was placed in liquidation in March 1998) of $8.4 million and $9.2 million for the three and six months ended December 31, 1997, respectively, were the most significant contributing factor to the favorable change between the fiscal years.

                 SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 1997

         Total revenues decreased $11.5 million (20%), from $56.2 million in the six months ended December 31, 1997 to $44.7 million in the six months ended December, 1998.

         Medical premium revenues were $33.2 million in the six months ended December 31, 1998, a decrease of $9.6 million (22%) from medical premium revenues of $42.8 million in the six months ended December 31, 1997. Medical premiums for OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company, increased $2.8 million (9%), from $30.4 million in the six months ended December 31, 1997 to $33.2 million in the six months ended December 31, 1998. The per member per month ("PMPM") premium rate -- based on an average membership of 45,800 for the six months ended December 31, 1998 compared to 42,700 for the six months ended December 31, 1997 -- was $121 for the six months ended December 31, 1998, compared to $114 (excluding adverse selection settlement) for the six months ended December 31, 1997, an increase of 6% or $1.6 million. The rate increase included changes in the enrollment mix. An 8% increase in member months accounted for $2.3 million of the increase.

         In fiscal 1998, the Company recognized $1.1 million related to the Bureau of TennCare's annual payment to managed care organizations for high cost chronic conditions of their memberships and new medical technologies (adverse selection). The December 1997, payment of $2.6 million for the January 1, 1996 to June 30, 1997 service periods was $1.1 million in excess of the State of Tennessee's estimate for the same period. A $3.0 million adverse selection interim payout was made by the TennCare Bureau in January 1999 for the service periods July 1, 1997 to June 30, 1998 ($2.1 million) plus an adjustment for the January 1996 to June 1997 service periods ($.9 million). The Company will account for the adverse selection payment in its fiscal 1999 third quarter, consistent with past accounting practices. This resulted in a $1.1 million decrease in OmniCare-TN medical premium revenues for the six months ended December 31, 1998 compared to the same period in the prior year.

         UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO 51%-owned by the Company, which ceased operations and was placed in liquidation in March 1998, did not contribute any medical premium revenues in the six months ended December 31, 1998. Medical premium revenues from UltraMedix were $12.4 million in the six months ended December 31, 1997.

         Management fees were $10.3 million in the six months ended December 31, 1998, a decrease of $2.2 million (18%) from fees of $12.5 million in the six months ended December 31, 1997. Management fees earned from OmniCare-MI decreased in the six months ended December 31, 1998 due primarily to the June 1998 reduction in the management fee percentage from 17% to 14%.

         Total expenses before income taxes from continuing operations totaled $44.4 million in the six months ended December 31, 1998, compared to $67.8 million in the six months ended December 31, 1997, a decrease of $23.4 million (35%).

         Medical service expenses were $28.2 million in the six months ended December 31, 1998, a decrease of $10.8 million (28%) from medical service expenses of $39.0 million in the six months ended December 31, 1997. Medical service expenses for OmniCare-TN increased $3.3 million (13%), from $24.9 million in the six months ended December 31, 1997 to $28.2 million in the six months ended December 31, 1998. The percentage of medical service expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 85% for the six months ended December 31, 1998 and 82% for the six months ended December 31, 1997 for OmniCare-TN. The change was due to increased medical premium revenues related to the adverse selection settlement in fiscal 1998 which did not occur in the same period of fiscal 1999. UltraMedix did not incur any medical service expenses in the six months ended December 31, 1998. Medical service expenses for UltraMedix were $14.1 million in the six months ended December 31, 1997.

         Marketing, general and administrative expenses (MG&A) decreased $8.7 million (39%), from $22.2 million in the six months ended December 31, 1997 to $13.5 million in the six months ended December 31, 1998, due to the following:
(i) MG&A for the corporate headquarters, including the cost to operate OmniCare-MI, decreased $4.9 million with a reduction in the number of employees significantly contributing to the decrease; and (ii) a decrease of approximately $3.6 million related to UltraMedix and United American of Florida, Inc., the Company's 80%-owned subsidiary, which ceased operations and were placed in liquidation in March 1998.

         Depreciation and amortization decreased from $5.7 million for the six months ended December 31, 1997 to $1.7 million for the comparable fiscal 1999 period, or $4.0 million (70%). Of the decrease, $3.5 million is attributable to the write-off in fiscal 1998 of the remaining goodwill related to the Company's purchase of UltraMedix due to the liquidation of the Florida operation.

         As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $.4 million for the six months ended December 31, 1998, compared to a loss from continuing operations before income taxes of $11.6 million for the six months ended December 31, 1997, a $12.0 million change. Net earnings from continuing operations was $.3 million for the six months ended December 31, 1998, compared to a net loss from continuing operations of $9.0 million for the six months ended December 31, 1997, a change of $9.3 million.

         The discontinued operation contributed no earnings or loss for the six months ended December 31, 1998, compared to a loss of $.3 million for the six months ended December 31, 1997.

                THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1997

         Total revenues decreased $6.6 million (23%), from $29.2 million in the three months ended December 31, 1997 to $22.4 million in the three months ended December 31, 1998.

         Medical premium revenues were $16.6 million in the three months ended December 31, 1998, a decrease of $5.9 million (26%) from medical premium revenues of $22.5 million in the three months ended December 31, 1997. Medical premiums for OmniCare-TN increased $.6 million (4%), from $16.0 million in the three months ended December 31, 1997 to $16.6 million in the three months ended December 31, 1998. The PMPM premium rate -- based on an average membership of 45,900 for the three months ended December 31, 1998 compared to 43,200 for the three months ended December 31, 1997 -- was $121 for the three months ended December 31, 1998, compared to $115 (excluding the effects of the adverse selection settlement) for the three months ended December 31, 1997, an increase of 5% or $.7 million. The rate increase included changes in the enrollment mix. A 6% increase in enrollment accounted for $1.0 million of the increase. The recognition of the $1.1 million related to the adverse selection settlement in the quarter ended December 31, 1997 partially offset the OmniCare-TN rate and enrollment increases. UltraMedix did not contribute any medical premium revenues in the three months ended December 31, 1998. Medical premium revenues from UltraMedix were $6.5 million in the three months ended December 31, 1997.

         Management fees were $5.0 million in the three months ended December 31, 1998, a decrease of $1.2 million (19%) from fees of $6.2 million in the three months ended December 31, 1997. Management fees earned from OmniCare-MI decreased in the three months ended December 31, 1998 due primarily to the June 1998 reduction in the management fee percentage from 17% to 14%.

         Total expenses before income taxes from continuing operations totaled $22.2 million in the three months ended December 31, 1998, compared to $38.8 million in the three months ended December 31, 1997, a decrease of $16.6 million (43%).

         Medical service expenses were $14.1 million in the three months ended December 31, 1998, a decrease of $7.8 million (36%) from medical service expenses of $21.9 million in the three months ended December 31, 1997. Medical service expenses for OmniCare-TN increased $1.5 million (12%), from $12.6 million in the three months ended December 31, 1997 to $14.1 million in the three months ended December 31, 1998. The MLR was 85% for the three months ended December 31, 1998 and 79% for the three months ended December 31, 1997 for OmniCare-TN. The change was due primarily to increased medical premium revenues related to the adverse selection settlement during the fiscal quarter ended December 31, 1998 which did not occur in the same period of fiscal 1999. UltraMedix did not incur any medical service expenses in the three months ended December 31, 1998. Medical service expenses for UltraMedix were $9.2 million in the three months ended December 31, 1997.

         MG&A decreased $5.1 million (43%), from $11.8 million in the three months ended December 31, 1997 to $6.7 million in the three months ended December 31, 1998, due to the following: (i) MG&A for the corporate headquarters, including the cost to operate OmniCare-MI, decreased $2.9 million with a reduction in the number of employees significantly contributing to the decrease; and (ii) a decrease of approximately $2.0 million related to the Company's Florida operation.

         Depreciation and amortization decreased from $4.7 million for the three months ended December 31, 1997 to $.9 million for the comparable fiscal 1999 period or $3.8 million (81%). $3.5 million of the decrease is attributable to the write-off of the remaining goodwill related to the Company's purchase of UltraMedix due to the liquidation of the Florida operation.

         As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $.2 million for the three months ended December 31, 1998, compared to a loss from continuing operations before income taxes of $9.6 million for the three months ended December 31, 1997, a $9.8 million change. Net earnings from continuing operations was $.2 million for the three months ended December 31, 1998, compared to a net loss from continuing operations of $7.5 million for the three months ended December 31, 1997, a change of $7.7 million.

         The discontinued operation contributed no earnings or loss for the three months ended December 31, 1998, compared to losses of $.5 million for the three months ended December 31, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1998, the Company had (i) cash and cash equivalents and short-term marketable securities of $10.2 million, compared to $14.7 million at June 30, 1998; (ii) negative working capital of $4.8 million, compared to negative working capital of $14.1 million at June 30, 1998; and (iii) a current assets-to-current liabilities ratio of .88-to-1, compared to .64-to-1 at June 30, 1998. The principal sources of funds for the Company during the six months ended December 31, 1998 were proceeds from the sale of CHF of $4 million and proceeds from the sale of property and equipment of $.1 million -- offset by cash used in net operating activities of $3.1 million, discontinued operation of $1.0 million, $4.3 million to repay bank debt, and the purchase of property and equipment of $.1 million.

         On September 8, 1998, effective as of August 31, 1998, the Company sold the stock of CHF for $17.75 million, comprised of $2 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. The secured note is payable to the Company in four monthly installments of $.5 million each on the last day of

September through December 1998 with the balance due January 31, 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note is payable to the Company in two annual installments of $.25 million with the balance due August 31, 2001, plus interest at 6% per annum. The security for the secured note includes a pledge of the stock of CHF and a limited personal guarantee of a principal of the buyer. The proceeds from the sale of CHF have been and will be used to reduce the Company's outstanding bank debt and provide security therefor. Through December 1998, $4.3 million from CHF sale proceeds, including interest of $.3 million have been applied against the Company's outstanding bank debt. In January 1999, the Company was notified in writing of the buyer's intention to extend the final payment on the secured note from January 31, 1999 to March 31, 1999, as permitted under the note. As a result of the extension, an additional installment of $.5 million plus interest was due and received in January 1999 and applied against the Company's outstanding bank debt.

         On September 1, 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to decrease the line of credit amount to $20.94 million and modify other terms. The agreement requires the permanent reduction of the outstanding balance and the line of credit to the lesser of the then outstanding principal balance or $8 million by April 15, 1999, and requires the cancellation of a $.5 million letter of credit by April 30, 1999. The maturity date of the required line of credit is October 1, 1999.

         The line of credit is secured by all of the Company's rights, title and interest in the secured and unsecured promissory notes of the purchaser of the stock of CHF representing part of the purchase price for such stock (which purchaser has covenanted with the bank to make all payments on such notes directly to the bank for credit against the Company's indebtedness to the bank) and in the pledged CHF stock and other documents related to such sale. Financial covenants for minimum net worth, debt service coverage ratio, and maximum debt to worth ratio will be established with the bank prior to March 1, 1999.

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

         Management expects that the OmniCare-MI corrective action plan, which is in the process of implementation, will stabilize OmniCare-MI and eliminate the need for future cash infusions from the Company. OmniCare-MI has successfully renegotiated certain major hospital provider contracts, which was one of the major components of the corrective action plan, the effects of which will reduce medical costs.

         The Company has developed and followed a plan to ensure all modifications and conversions to its primary information systems are implemented and thoroughly tested on a timely basis. The Company estimates that 40% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by July 31, 1999 and that the Company's primary computerized information systems will be Year 2000 compliant by that date.

         Although the Company is in the process of completing a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, the Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, the Company has been monitoring the Year 2000 issues of certain third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to, their ability to become Year 2000 compliant by July 31, 1999. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances the Company's mitigation efforts will be successful or that the failure of any third party to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

         Both internal and external resources will be utilized in the Company's efforts to become Year 2000 compliant. During the six months ended December 31, 1998, which also approximates cumulative costs to date, $32,000 of costs were incurred by the Company in connection with its efforts to become Year 2000 compliant. Approximately 100% of such costs were incurred during the second quarter of fiscal 1999. The total costs of the Company's efforts to become Year 2000 compliant are not expected to exceed $900,000. Such costs related to software modification have been, and will continue to be, expensed as incurred.

         The costs expected to be incurred in connection with the Company's efforts to become Year 2000 compliant, as well as the date by which the Company is expected to be Year 2000 compliant, are based on management's best estimates. Because such estimates were derived utilizing numerous assumptions as to future events (including the availability of certain resources, third party modifications and other factors), there can be no assurance that these estimates will be achieved and such actual costs and date could differ materially from those currently expected. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

                                    PART II.


ITEM 1.  LEGAL PROCEEDINGS

              On December 11, 1998, pursuant to notice duly given, the United States District Court for the Eastern District of Michigan held a hearing on the fairness of the previously reported proposed settlement of two consolidated shareholder lawsuits which had been filed in August 1995 against certain former senior officers and the Company. Following the hearing, also on December 11, 1998, the court entered a final judgment approving the settlement and dismissing the case. Pursuant thereto, all claims and damages sought by the plaintiffs were released in exchange for $2 million in cash from the Company's insurance carrier, a $625,000 promissory note from the Company dated December 11, 1998, payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum, and 277,777 new shares of common stock of the Company valued at $625,000 (based on a stipulated share price of $2.25 per share) and expected to be issued in the third quarter of the Company's fiscal 1999.

         On December 1, 1998, a demand for arbitration was filed with the American Arbitration Association, entitled SunTel Services, Inc. v. United American Healthcare Corporation. The claimant seeks payment of $413,664 from the Company for its alleged breach of a lease agreement for telecommunications equipment and related services. The Company, which returned the leased equipment from business locations it had closed, has asserted a counterclaim. Arbitration is scheduled to begin April 20, 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Shareholders of the Company was held on November 12, 1998, at which the following matters were voted upon: (i) to elect three directors of the Company to serve until the Annual Meeting of Shareholders in 2001; (ii) to vote on the approval of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the 1999 fiscal year; and (iii) to approve the Company's 1998 Stock Option Plan.

         At such Annual Meeting, Anita C. R. Gorham, Harcourt G. Harris, M.D., and Ronald M. Horwitz, Ph.D., being all of management's nominees as listed in the proxy statement for the Annual Meeting, were reelected as directors of the Company, and the independent auditors and the 1998 Stock Option Plan were approved.

         The voting at the Annual Meeting was as follows:



                                                                                                      BROKER
                                              FOR          AGAINST          WITHHELD       ABSTAIN   NON-VOTES
                                          -----------------------------------------------------------------------
Election of directors:
  Anita C. R. Gorham                      5,080,449           -             1,187,105       -            -
  Harcourt G. Harris, M.D.                5,206,130           -             1,061,424       -            -
  Ronald M. Horwitz, Ph.D.                5,716,192           -               551,372       -            -
-----------------------------------------------------------------------------------------------------------------
Approval of independent auditors          6,197,351            53,459        -              16,744       -
-----------------------------------------------------------------------------------------------------------------
Approval of 1998 Stock Option Plan        2,722,377           586,850        -              55,782     2,902,545
-----------------------------------------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION

                         NEW YORK STOCK EXCHANGE LISTING

         The Company's common stock is listed on the New York Stock Exchange, Inc. ("Exchange"). Based on the Company's depressed stock price and financial condition, since May 1998 the Exchange and the Company have had numerous communications about the Company's not meeting applicable listing standards and about its actions, taken and planned, to comply with those standards. In accordance with Exchange procedures, the Company has presented to the Exchange a definitive action plan for meeting those standards over a reasonable period. The Company believes that such plan, viewed with its turnaround progress since January 1998 and its improved financial results since July 1, 1998, provides a reasonable basis for continuing its listing on the Exchange while carrying out the plan, with monitoring by the Exchange. However, there can be no assurance whether or how long the Exchange listing of the Company's stock will continue. The Company expects notification from the Exchange, possibly as soon as February 18, 1999, on the acceptability of its definitive action plan and whether its listing will be continued to afford it time to pursue the plan and return to compliance with applicable listing standards.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-Q report, including, without limitation, statements containing the words

"believes," "expects," "anticipates," "will," "may," "might," and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor."

         Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

         1. Inability of the buyer of CHF to comply with the terms of its secured and unsecured notes and the resultant impact on bank agreements.
         2.    Inability of OmniCare-MI to remain as a viable entity.
         3. Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.
         4. Discontinuation of, limitations upon or restructuring of government-funded programs, including but not limited to the TennCare program.
         5. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
         6. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); and limitations on the ability to manage care and utilization.
         7. The shift of employers from insured to self-funded coverage, resulting in reduced operating margins to the Company.
         8. Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers; failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.
         9.    Termination of the OmniCare-MI management agreement.
         10. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
         11.   Adverse publicity and media coverage.
         12.   Inability to carry out marketing and sales plans.
         13.   Loss or retirement of key executives.
         14. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
         15. The selection by employers and individuals of higher co-payment/deductible/coinsurance plans with relatively lower premiums or margins.

         16. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
         17. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or information systems expenditures.
         18. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
         19. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
         20.    Adverse results from significant litigation matters.
         21.    Adverse impact from Year 2000 issues.
         22.    Delisting from the New York Stock Exchange, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit Number            Description of Document
                  --------------            -----------------------

                     10.50 Promissory Note dated December 11, 1998 from Registrant to UAH
                                            Securities Litigation Fund

                     27                     Financial data schedule

         (b)      Reports on Form 8-K

                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  February 16, 1999             By: /s/ Gregory H. Moses, Jr.
                                         ---------------------------------------
                                           Gregory H. Moses, Jr.
                                           President & Chief Executive Officer

Dated:  February 16, 1999             By: /s/ Paul G. Samuels
                                         ---------------------------------------
                                           Paul G. Samuels
                                           Interim Chief Financial Officer

EXHIBIT INDEX


          Exhibit Number                         Description of Document
          --------------                         -----------------------


               10.5 Promissory Note dated December 11, 1998 from Registrant to UAH Securities Litigation Fund

               27                                Financial Data Schedule