Form 10-Q
period 1999-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 1999-05-13
CIK 867963

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 1999
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF MAY 13, 1999 WAS 6,887,247.


================================================================================


      As filed with the Securities and Exchange Commission on May 13, 1999

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS





PART I                                                                                                               PAGE

         Item 1.    Unaudited Condensed Consolidated Financial Statements--
                    Condensed Consolidated Balance Sheets--March 31, 1999
                      and June 30, 1998                                                                                 2
                    Condensed Consolidated Statements of Operations--Three and Nine Months
                      Ended March 31, 1999 and 1998                                                                     3
                    Condensed Consolidated Statements of Cash Flows--Nine Months
                      Ended March 31, 1999 and 1998                                                                     4
                    Notes to the Unaudited Condensed Consolidated Financial Statements                                  5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                              10


PART II

         Item 1.    Legal Proceedings                                                                                  20
         Item 2.    Changes in Securities and Use of Proceeds                                                          21
         Item 3.    Defaults Upon Senior Securities                                                                    21
         Item 4.    Submission of Matters to a Vote of Security Holders                                                21
         Item 5.    Other Information                                                                                  21
         Item 6.    Exhibits and Reports on Form 8-K                                                                   23


SIGNATURES                                                                                                             24

EXHIBITS                                                                                                               25

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              MARCH 31,       JUNE 30,
                                                                                                 1999           1998
                                                                                           ---------------- -------------
       ASSETS                                                                                 (Unaudited)
       -----------------------------------------------------------------------------
       Current assets
         Cash and cash equivalents                                                              $13,287          $13,259
          Marketable securities, available for sale                                               6,254            1,431
          Premium receivables                                                                     4,639            2,723
          Note receivable                                                                        11,000                -
          Other receivables                                                                       1,286            1,816
          Refundable federal income taxes                                                             -            5,453
          Prepaid expenses and other                                                                248              281
          Deferred income taxes                                                                     594              594
                                                                                           -------------------------------
            Total current assets                                                                 37,308           25,557

       Property and equipment, net                                                                4,196            6,098
       Intangible assets, net                                                                     5,059            5,629
       Long-term note receivable                                                                  2,250                -
       Surplus note receivable, net                                                               2,300            2,300
       Marketable securities                                                                      1,400            1,396
       Deferred income taxes                                                                        417              417
       Other assets                                                                                 379              584
       Net assets of discontinued operation                                                           -           16,703
                                                                                           ------------------------------
                                                                                                $53,309          $58,684
                                                                                           ==============================
       LIABILITIES AND SHAREHOLDERS' EQUITY
       -----------------------------------------------------------------------------
       Current liabilities
         Current portion of long-term debt                                                      $17,652          $14,444
         Medical claims payable                                                                  19,490           20,004
         Accounts payable and accrued expenses                                                    2,103            3,549
         Accrued compensation and related benefits                                                  980            1,240
         Other current liabilities                                                                  375              420
                                                                                           ------------------------------
            Total current liabilities                                                            40,600           39,657

       Long-term debt, less current portion                                                         500            8,000
       Accrued rent                                                                                 935              935
       Deferred income taxes                                                                      1,011            1,011

       Shareholders' equity
         Preferred stock, 5,000,000 shares authorized; none issued                                    -                -
         Common stock, no par, 15,000,000 shares authorized; 6,887,247 and
            6,578,356 issued and outstanding at March 31, 1999 and June 30, 1998,
            respectively                                                                         11,367           10,715
         Retained deficit                                                                          (959)          (1,500)
         Accumulated other comprehensive loss, net of deferred federal income taxes
                                                                                                   (145)            (134)
                                                                                           ------------------------------
                                                                                                 10,263            9,081
                                                                                           ------------------------------
                                                                                                $53,309          $58,684
                                                                                           ==============================

See accompanying notes to the unaudited condensed consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 MARCH 31,                      MARCH 31,
                                                                       ------------------------------- -----------------------------
                                                                            1999            1998            1999           1998
                                                                       ---------------- -------------- --------------- -------------

REVENUES
  Medical premiums                                                             $19,279       $19,614        $52,499      $  62,424
  Management fees from related party                                             3,383         6,407         13,731         18,866
  Interest and other income                                                        679           635          1,833          1,590
                                                                       -------------------------------------------------------------
       Total revenues                                                           23,341        26,656         68,063         82,880

EXPENSES
  Medical services                                                              14,938        17,035         43,175         56,074
  Marketing, general and administrative                                          6,996        15,283         20,448         37,503
  Depreciation and amortization                                                    856         2,102          2,600          7,836
  Interest expense                                                                 387           424          1,325          1,210
                                                                       -------------------------------------------------------------
       Total  expenses                                                          23,177        34,844         67,548        102,623
                                                                       -------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                     164        (8,188)           515        (19,743)
Income tax benefit                                                                (103)       (1,108)           (26)        (3,620)
                                                                       -------------------------------------------------------------
Earnings (loss) from continuing operations                                         267        (7,080)           541        (16,123)
Earnings (loss) from discontinued operation, net of income taxes                     -           202              -           (121)
                                                                       -------------------------------------------------------------
      NET EARNINGS (LOSS)                                                      $   267       $(6,878)          $541       $(16,244)
                                                                       =============================================================

NET EARNINGS (LOSS)  PER COMMON SHARE - BASIC
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS                  $  0.04        $(1.08)         $0.08         $(2.45)
                                                                       =============================================================
  NET EARNINGS (LOSS) PER COMMON SHARE                                         $  0.04        $(1.05)         $0.08         $(2.47)
                                                                       =============================================================
  Weighted average shares outstanding                                            6,867         6,578          6,699          6,578
                                                                       =============================================================

NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS                  $  0.04        $(1.08)         $0.08         $(2.45)
                                                                       =============================================================
  NET EARNINGS (LOSS) PER COMMON SHARE                                         $  0.04        $(1.05)         $0.08         $(2.47)
                                                                       =============================================================
  Weighted average shares outstanding                                            6,867         6,578          6,702          6,578
                                                                       =============================================================



See accompanying notes to the unaudited condensed consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                       NINE MONTHS ENDED MARCH 31,
                                                                                                      -----------------------------
                                                                                                           1999            1998
                                                                                                      ------------- -- ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                                                 $     541         $(16,244)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                                       2,600            7,836
      Net change in assets and liabilities                                                                3,239            8,839
                                                                                                      -----------------------------
       Net cash provided by operating activities                                                          6,380              431

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable securities                                                                    (5,464)               -
    Proceeds from sale of marketable securities                                                             671            3,583
    Proceeds from the sale of property and equipment                                                        124                -
    Purchase of property and equipment                                                                     (219)          (1,195)
    Proceeds from collection of note receivable                                                           4,500                -
    Purchase of intangible assets                                                                             -             (284)
    Cash used in discontinued operation                                                                  (1,047)          (1,301)
                                                                                                      -----------------------------
       Net cash (used in) provided by investing activities                                               (1,435)             803

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under line of credit agreement                                                                 -              142
    Payments made on long-term debt                                                                      (4,917)          (1,566)
    Proceeds from issuance of common stock                                                                    -              217
                                                                                                      -----------------------------
       Net cash (used in) financing activities                                                           (4,917)          (1,207)
                                                                                                      -----------------------------
       Net increase in cash and cash equivalents                                                             28               27
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         13,259            9,582
                                                                                                      -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $13,287          $ 9,609
                                                                                                      =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                                                $ 1,325          $ 1,406
  Income taxes paid                                                                                           -               61

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Investing - Issuance of note receivables in connection with sale of discontinued operation            $15,750        $       -
  Financing - Conversion of current liability to common stock                                               652                -
  Financing - Conversion of current liability to long-term debt                                             625                -



See accompanying notes to the unaudited condensed consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

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

                  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine month period ended March 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1999. Audited June 30, 1998 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

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

                  The components of comprehensive income (loss), net of related tax, are summarized as follows (in thousands):


                                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                MARCH 31,                MARCH 31,
                                                                         ------------------------ ------------------------
                                                                             1999          1998     1999         1998
                                                                         ------------ ----------- ---------- -------------

        Net earnings (loss)                                                 $  267       $(6,878) $   541     $(16,244)
        Unrealized holding gains (losses), net of deferred federal
            income taxes                                                       (11)            -      (11)          28
                                                                         ============ =========== ========== =============
        Comprehensive income (loss)                                         $  256       $(6,878) $   530     $(16,216)
                                                                         ============ =========== ========== =============

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998


       The components of accumulated other comprehensive loss, included in shareholders' equity at March 31, 1999 and 1998, include net unrealized holding gains (losses), net of deferred federal income taxes.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

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

NOTE 4 - DISCONTINUED OPERATION

         As previously reported in the Company's most recent annual report on Form 10-K, CHF was sold on September 8, 1998, effective as of August 31, 1998. In anticipation of this sale, the results of CHF prior to September 1, 1998, have been reported as a discontinued operation in the consolidated financial statements for all periods presented.

         At June 30, 1998, the carrying value of CHF was written down to the net realizable value of $17.75 million. During the nine months ended March 31, 1999, the carrying value of CHF was written down by an additional $.3 million, which represented the excess of revenues over expense of CHF during that period. This writedown is included in the expenses of the discontinued operation to reflect a reduction in the net carrying value to the net realizable value of $17.75 million.

         Discontinued operation is summarized as follows (in thousands):


                                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                   MARCH 31,               MARCH 31,
                                                                            ------------------------ ----------------------
                                                                               1999        1998        1999        1998
                                                                            ----------- ------------ ---------- -----------

Total revenues                                                                $    -       $6,047     $4,677     $15,582
Total expenses                                                                     -        5,845      4,677      15,703
                                                                            =========== ============ ========== ===========
Earnings (loss) from discontinued operation (1)                               $    -      $   202    $     -      $ (121)
                                                                            =========== ============ ========== ===========


(1) Net of income tax expense of $0 and $369 for the three months ended March 31, 1999 and 1998, respectively, and $509 and $51 for the nine months ended March 31, 1999 and 1998, respectively.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 5 - LONG TERM DEBT AND NOTE RECEIVABLE

         In September 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to decrease the line of credit amount to $20.94 million and to require reductions in the outstanding balance owed to the bank at scheduled future dates, including the permanent reduction of the outstanding balance to the lesser of the then outstanding principal balance or $8.0 million by April 15, 1999. In view of the extension of the final maturity date of the CHF buyer's secured note from March 31, 1999 to August 31, 1999 (described in the paragraph below), the bank lender has agreed with the Company to waive the April 15 requirement and instead to require the permanent reduction of the outstanding balance owed to the bank to the lesser of the then outstanding principal balance or $16.6 million by September 1, 1999. The maturity date of the line of credit is October 1, 1999.

         CHF was sold on September 8, 1998, effective as of August 31, 1998, for $17.75 million, comprised of $2 million in cash and the buyers secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $4.5 million of the sale price, plus $.4 million of interest, in cash was received through March 31, 1999, and was applied against the Company's outstanding bank debt as required by the Company's bank loan agreement. The remaining principal balance on the secured note of $10.75 million was due March 31, 1999, but the buyer requested an extension to allow it additional time to secure financing. In April 1999, the parties agreed to modify the secured note payment terms, extending its maturity date to August 31, 1999, requiring additional principal and interest payments totaling $.9 million to be paid over the extended period and requiring an additional limited personal guarantee by a principal of the buyer of $1.5 million of the principal of the secured note.

NOTE 6 - STOCK OPTION PLANS

         Previously, the Company had adopted a stock option plan (the Old Stock Option Plan), under which a maximum of 331,250 common shares had been reserved for issuance upon exercise of options granted under the Old Stock Option Plan. The Old Stock Option Plan was terminated and superseded by the Company's 1998 Stock Option Plan (1998 Plan) adopted by its Board of Directors on August 6, 1998 and approved by the Company's shareholders on November 12, 1998. No options were granted under the Old Stock Option Plan. The Company has an aggregate of 500,000 common shares reserved for issuance upon exercise of options under the 1998 Plan. On September 9, 1998, December 15, 1998 and February 3, 1999, nonqualified options for a total of 325,000, 26,000, and 5,000 common shares, respectively, were granted under the 1998 Plan (of which an option for 1,000 shares terminated in accordance with its terms during the quarter ended March 31, 1999). Such options expire on dates ranging from September 9, 2008 to February 3, 2009 and are fully exercisable on dates ranging from March 10, 1999 to February 3, 2003, at prices ranging from $1.1875 to $1.625 per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

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

NOTE 7 - NET EARNINGS (LOSS) PER COMMON SHARE

         Basic net earnings (loss) per share has been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

         At March 31, 1999, the Company has outstanding stock options for 455,000 shares, which, when accounted for under the treasury method, result in no common share equivalents for the three month period ended March 31, 1999 and 2,444 common share equivalents for the nine months ended March 31, 1999. These common share equivalents have been included in the computation of diluted earnings from continuing operations per common share. For the three and nine months ended March 31, 1998, the Company did not have any outstanding securities having a dilutive effect on loss per share.

NOTE 8 - YEAR 2000 COMPLIANCE

          The Company has developed and followed a plan to ensure all modifications and conversions to its primary information systems are implemented and thoroughly tested on a timely basis. The Company estimates that 40% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by August 31, 1999 and that the Company's primary computerized information systems will be Year 2000 compliant by that date. Current conversion activities include the replacement and/or upgrade of the Company's telecommunication systems and personal computers at a cost totaling $.6 million

         Although the Company is in the process of completing a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, the Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, the Company has been monitoring the Year 2000 issues of certain third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to, their ability to become Year 2000 compliant by July 31, 1999. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances the Company's

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998


mitigation efforts will be successful or that the failure of any third party or the Company to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

         Both internal and external resources will be utilized in the Company's efforts to become Year 2000 compliant. During the three and nine months ended March 31, 1999, $94,000 and $126,000, respectively, of costs were incurred by the Company in connection with its efforts to become Year 2000 compliant. Cumulative Year 2000 modifications and conversion costs approximate the current nine month total. The total costs of the Company's efforts to become Year 2000 compliant are not expected to exceed $1.3 million, of which approximately 60% represents capital costs. Costs related to software modifications have been, and will continue to be, expensed as incurred.

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

NOTE 9 - CONTINGENCIES

         On December 11, 1998, pursuant to notice duly given, the United States District Court for the Eastern District of Michigan held a hearing on the fairness of the previously reported proposed settlement of two consolidated shareholder lawsuits which had been filed in August 1995 against certain former senior officers and the Company. Following the hearing, also on December 11, 1998, the court entered a final judgment approving the settlement and dismissing the case. Pursuant thereto, all claims and damages sought by the plaintiffs were released in exchange for $2.0 million in cash from the Company's insurance carrier, a $625,000 promissory note from the Company dated December 11, 1998, payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum, and 277,777 new shares of common stock of the Company valued at $625,000 (based on a stipulated share price of $2.25 per share) and issued on March 29, 1999.

         A demand for arbitration was filed on December 1, 1998 with the American Arbitration Association, entitled SunTel Services, Inc. v. United American Healthcare Corporation. The claimant sought $413,664 from the Company for alleged breach of a lease agreement for telecommunications equipment and related services. The Company, which had returned the leased equipment from business locations it had closed, asserted a counterclaim. In April 1999, the parties reached a settlement agreement and the arbitration proceeding was dismissed in exchange for the Company's paying the claimant $120,000 in cash and issuing to the claimant 67,369 new shares of common stock of the Company valued at $80,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

         As reported in the Company's most recent annual report on Form 10-K, the Company continues to implement the restructuring plan initiated in fiscal 1998, which during fiscal 1999 has included changes in senior management, sale of CHF, renegotiation of the bank credit facility, settlement of legal proceedings and continued efforts to achieve further cost reductions and maintain Company revenue.

         During August 1998, the then Chief Executive Officer of the Company retired and the Board of Directors elected Gregory H. Moses, Jr. as the new Chief Executive Officer of the Company, the Company's Corporate Controller became its new Treasurer and Interim Chief Financial Officer and the Company appointed a new Senior Director of Management Information Systems.

         In September 1998, effective as of August 31, 1998, CHF was sold for $17.75 million, comprised of $2 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $4.5 million of the sale price, plus $.4 million of interest, in cash was received through March 31, 1999, and was applied against the Company's outstanding bank debt as required by the Company's bank loan agreement. The remaining principal balance on the secured note of $10.75 million was due March 31, 1999, but the buyer requested an extension to allow it additional time to secure financing. In April 1999, the parties agreed to modify the secured note payment terms, extending its maturity date to August 31, 1999, requiring additional principal and interest payments totaling $.9 million to be paid over the extended period and requiring an additional limited personal guarantee by a principal of the buyer of $1.5 million of the principal of the secured note.

         In September 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to decrease the line of credit amount to $20.94 million and to require reductions in the outstanding balance owed to the bank at scheduled future dates, including the permanent reduction of the outstanding balance to the lesser of the then outstanding principal balance or $8.0 million by April 15, 1999. In view of the extension of the final maturity date of the CHF buyer's secured note from March 31, 1999 to August 31, 1999, the bank lender has agreed with the Company to waive the April 15 requirement and instead to require the permanent reduction of the outstanding balance owed to the bank to the lesser of the then outstanding principal balance or $16.6 million by September 1, 1999. The maturity date of the line of credit is October 1, 1999.

         In December 1998, final judgment was entered approving the Company's shareholder lawsuit settlement and dismissing the action. Pursuant thereto, all claims and damages sought by the plaintiffs were released in exchange for $2 million in cash from the Company's insurance carrier, a $625,000 promissory note from the Company payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum from December 11, 1998, and 277,777 new shares of common stock of the Company valued at $625,000 and issued on March 29, 1999.

         A demand for arbitration was filed on December 1, 1998 against the Company, seeking approximately $414,000 for alleged breach of a lease agreement for telecommunications equipment and related services. In April 1999, the parties reached a settlement agreement and the arbitration proceeding was dismissed in exchange for the Company's paying the claimant $120,000 in cash and issuing to the claimant 67,369 new shares of common stock of the Company valued at $80,000.

         Effective April 1, 1999, the Company entered into a contract("County Care") with Urban Hospital Care Plus to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County (Michigan) who lack access to private or employer sponsored health insurance or to another government health plan. The initial contract period is six months and shall be automatically renewed for successive periods of one year unless terminated by either party as provided in the contract.

         The April 1999 County Care enrollment was approximately 8,200 members, which generated medical premium revenues of approximately $745,000 for that month. Management expects that enrollment could exceed 10,000 enrollees by the end of the initial contract period. Although Company management does not expect significant net earnings directly from the County Care contract, management believes that entering into this contract is consistent with the Company's strategic objective of expanding the client base and achieving size sufficient to enable the Company to negotiate better rates, save on administrative costs and build profits.

         The Company continues to implement the corrective action plan developed for OmniCare Health Plan ("OmniCare-MI"), a plan operated by the Company in Michigan. The corrective action plan includes the reduction of medical costs through renegotiation of hospital and provider contracts, a reduction in the management fee percentage paid to the Company from 17% to 14% effective June 1, 1998 and a commitment to ensure OmniCare-MI meets its minimum statutory requirements for net worth and working capital. In June 1998, the Company funded a $4.6 million unsecured loan to OmniCare-MI, evidenced by a surplus note, to enable OmniCare-MI to meet its minimum requirements for net worth and working capital. Pursuant to the surplus note, interest and principal repayments are subject to approval by the Michigan Insurance Bureau and are payable only out of the statutory surplus earnings of OmniCare-MI. The interest is payable annually, at prime, and if not paid is forfeited. No interest has been accrued during fiscal 1999. The principal has no stated maturity or repayment date. Additionally, in fiscal 1999 the Company provided additional funding by forgiving $1.3 million in management fees owed by OmniCare-MI, to enable OmniCare-MI to meet its statutory requirements for net worth and working capital.

         OmniCare-MI recognized earnings of $.3 million for the three months ended March 31, 1999, compared to a loss of $4.7 million for the three months ended March 31, 1998, a favorable change of $5.0 million. The change was due primarily to renegotiated hospital provider contracts and the 3% reduction in the management fee percentage. The stabilization efforts related to OmniCare-MI continue, including pursuing joint ventures and other similar activities. The management fee percentage reduction decreased the Company's revenue for the three and nine months ended March 31, 1999 by approximately $1.0 million and $3.3 million, respectively.

         In January 1999, the Company announced that OmniCare-MI had joined with Blue Cross and Blue Shield of Michigan (the "Omni-Blues Venture") in proposals to provide health care, dental and prescription drug benefits to employees of the three planned casinos that are to bring casino gaming to Detroit. One of the casinos has selected the Omni-Blues Venture to provide health care coverage to its employees, beginning on May 1, 1999. The casino is currently building its temporary facility, scheduled to open in late 1999. The Company estimates that over the next several months approximately 3,000 employees (amounting to more than 7,000 members) will require health coverage and could generate medical premiums of up to $.9 million monthly ($11.2 million annually), for which the Company would receive a management fee. The casino's temporary facility is expected to be replaced by a permanent riverfront facility in Detroit in 2002; and the Company estimates that then up to 6,000 employees (amounting to more than 14,000 members) will require health coverage and could generate medical premiums of up to $1.8 million monthly ($22.0 million annually), for which the Company would receive a management fee. Management believes that the Omni-Blues Venture is in strong contention to be selected to similarly provide health care benefits to employees of another new casino. The outcome of this proposal should be known in the Company's current fiscal year.

         The Company's results of operation for fiscal 1999 have also been impacted by the cost reductions implemented in fiscal 1998, including an approximate 35% workforce reduction at the Company's corporate and Tennessee operations, and the cessation of operations in Florida, Louisiana, and Pennsylvania. Payroll expenses at the corporate and Tennessee operations decreased approximately $1.2 million and $4.3 million for the three and nine months ended March 31, 1999, compared to the same periods one year earlier.

         Earnings from continuing operations before income taxes for the three and nine months ended March 31, 1999 were $.2 million and $.5 million, respectively, compared to losses of $8.2 million and $19.7 million for the comparable fiscal 1998 periods. The $8.4 million change for the comparable three months is due primarily to corporate expense reductions of $4.4 million, increased earnings before income taxes from the Company's Tennessee operation of $1.4 million and the end of losses related to the Company's Florida operation (which ceased operation and was placed in liquidation in March 1998) of $2.5 million. The $20.2 million change for the comparable nine months ended is due primarily to corporate expense reductions of $6.8 million, increased earnings before income taxes from the Company's Tennessee operation of $1.3 million and the end of losses related to the Company's Florida operation of $11.7 million.

         The Company's cash position was significantly improved with receipts in the quarter ended March 31, 1999, of a federal income tax refund of approximately $5.5 million, $4.0 million related to adverse selection settlements (see three paragraphs below) and the net recovery of $.5 million in refundable advances made to a third party administrator. The Company is in the process of upgrading its telecommunications equipment and personal computers, primarily for Year 2000 compliance but also to increase its operational functionality and capabilities.

                  NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 1998

         Total revenues decreased $14.8 million (18%), from $82.9 million in the nine months ended March 31, 1998 to $68.1 million in the nine months ended March 31, 1999.

         Medical premium revenues were $52.5 million in the nine months ended March 31, 1999, a decrease of $9.9 million (16%) from medical premium revenues of $62.4 million in the nine months ended March 31, 1998. Medical premiums for OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company, increased $5.1 million (11%), from $47.4 million in the nine months ended March 31, 1998 to $52.5 million in the nine months ended March 31, 1999.

         The State of Tennessee's TennCare Bureau provides an annual interim payment settlement to managed care organizations for high cost chronic conditions of their memberships and new medical technologies ("adverse selection"). OmniCare-TN received $4.0 million in adverse selection payments in the quarter ended March 31, 1999, comprising $3.1 million for the service period from July 1997 to June 1998 and a $.9 million adjustment for the January 1996 to June 1997 service period. The July 1997 to June 1998 service period payments of $3.1 million exceeded recorded medical premiums of $1.1 million (which had been based on the State of Tennessee's estimate for the same period) by $2.0 million. For the January 1996 to June 1997 service period, in addition to the $.9 million received in fiscal 1999, OmniCare-TN received $2.6 million in December 1997 for a total of $3.5 million. The $3.5 million in payments exceeded recorded medical premiums of $1.5 million (which had been based on the State of Tennessee's estimate for the same period) by $2.0 million. The excess of $1.1 million and $.9 million were recorded in the quarters ended December 31, 1997 and March 31, 1999, respectively. For the nine months ended March 31, 1999,

OmniCare-TN medical premiums related to excess adverse selection payments increased by $1.8 million (164%), from $1.1 million for fiscal 1998 to $2.9 million for fiscal 1999. The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 45,500 for the nine months ended March 31, 1999 compared to 43,200 for the nine months ended March 31, 1998 -- was $121 for the nine months ended March 31, 1999, compared to $119 for the nine months ended March 31, 1998 (excluding adverse selection payments), an increase of 2% or $.8 million. The 5% increase in member months accounted for $2.5 million of the OmniCare-TN increase.

         UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO 51%-owned by the Company, which ceased operations and was placed in liquidation in March 1998, did not contribute any medical premium revenues in the nine months ended March 31, 1999. Medical premium revenues from UltraMedix were $15.0 million in the nine months ended March 31, 1998.

         Management fees were $13.7 million in the nine months ended March 31, 1999, a decrease of $5.2 million (28%) from fees of $18.9 million in the nine months ended March 31, 1998. Management fees earned from OmniCare-MI decreased in the nine months ended March 31, 1999 due to the following: (i) reduction in the management fee percentage in June 1998 from 17% to 14%, which resulted in a decrease of $3.3 million; (ii) a decrease in operating revenues of OmniCare-MI in such period in fiscal 1999 due primarily to a net premium rate increase of 2%, offset by an enrollment decrease of 4%, which resulted in a net decrease in management fees of $.4 million; and (iii) forgiveness of management fee revenues from OmniCare-MI of $1.3 million.

         Total expenses before income taxes from continuing operations totaled $67.5 million in the nine months ended March 31, 1999, compared to $102.6 million in the nine months ended March 31, 1998, a decrease of $35.1 million (34%).

         Medical service expenses were $43.2 million in the nine months ended March 31, 1999, a decrease of $12.9 million (23%) from medical service expenses of $56.1 million in the nine months ended March 31, 1998. Medical service expenses for OmniCare-TN increased $3.9 million (10%), from $39.3 million in the nine months ended March 31, 1998 to $43.2 million in the nine months ended March 31, 1999. The percentage of medical service expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 82% for the nine months ended March 31, 1999 and 83% for the nine months ended March 31, 1998 for OmniCare-TN. The fiscal 1999 OmniCare-TN MLR includes an offset to medical service expenses related to the net recovery of $.5 million in refundable advances made to a third party dental administrator. Additionally, no MLR was applied to the excess adverse selection payment of $.9 million for the period from January 1996 to June 1997, received in fiscal 1999, as the medical expense lag for this period is estimated to be complete.

         UltraMedix did not incur any medical service expenses in the nine months ended March 31, 1999. Medical service expenses for UltraMedix were $16.8 million in the nine months ended March 31, 1998.

         Marketing, general and administrative expenses (MG&A) decreased $17.1 million (46%), from $37.5 million in the nine months ended March 31, 1998 to $20.4 million in the nine months ended March 31, 1999, due to the following corporate and Tennessee activities: (i) employee downsizing in fiscal 1998 and early fiscal 1999 which significantly contributed to the decrease in salary expense of $4.3 million; (ii) expensing of $1.0 million of deferred HMO licensure-related costs in Louisiana and Pennsylvania in fiscal 1998; (iii) a decrease in professional service fees of $1.3 million related primarily to the fiscal 1998 financial restructuring program; (iv) a $2.3 million bad debt expense adjustment in fiscal 1998, which established a valuation allowance on the Company's New York investment (Advica); and (v) a decrease in promotion and advertising expense of $1.9 million and a decrease of approximately $6.0 million related to UltraMedix and United American of Florida, Inc., the Company's 80%-owned subsidiary, which ceased operations and were placed in liquidation in March 1998.

         Depreciation and amortization decreased $5.2 million (67%) from $7.8 million for the nine months ended March 31, 1998 to $2.6 million for the comparable fiscal 1999 period. Of the decrease, $4.1 million is attributable to the write-off in fiscal 1998 of the remaining intangibles related to the Company's purchase of UltraMedix due to the liquidation of the Florida operation and $.8 million related to the write-off or revaluation of obsolete and other property and equipment in fiscal 1998.

         As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $.5 million for the nine months ended March 31, 1999, compared to a loss from continuing operations before income taxes of $19.7 million for the nine months ended March 31, 1998, a $20.2 million change. Net earnings from continuing operations was $.5 million for the nine months ended March 31, 1999, compared to a net loss from continuing operations of $16.1 million for the nine months ended March 31, 1998, a change of $16.6 million.

         The discontinued operation contributed no earnings or loss for the nine months ended March 31, 1999, compared to a loss of $.1 million for the nine months ended March 31, 1998.

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998

         Total revenues decreased $3.4 million (13%), from $26.7 million in the three months ended March 31, 1998 to $23.3 million in the three months ended March 31, 1999.

         Medical premium revenues were $19.3 million in the three months ended March 31, 1999, a decrease of $.3 million (2%) from medical premium revenues of $19.6 million in the three months ended March 31, 1998. Medical premiums for OmniCare-TN increased $2.4 million (14%) from $16.9 million in the three months ended March 31, 1998 to $19.3 million in the three months ended March 31, 1999.

         For the three months ended March 31, 1999, OmniCare-TN medical premiums related to excess adverse selection payments were $2.9 million, compared to zero in fiscal 1998. The fiscal 1998 payment was received in December 1997. The PMPM premium rate -- based on an average membership of 44,800 for the three months ended March 31, 1999 compared to 44,100 for the three months ended March 31, 1998 -- was $121 for the three months ended March 31, 1999, compared to $128 for the three months ended March 31, 1998 (excluding the effects of the adverse selection payments), a decrease of 5% or $.8 million. The PMPM decrease between the comparable three month periods was due primarily to the timing of payments received in the third quarter of fiscal 1998, related to 1997 retroactive capitation rate increases. The 2% increase in enrollment accounted for $.3 million of the OmniCare-TN increase. UltraMedix did not contribute any medical premium revenues in the three months ended March 31, 1999. Medical premium revenues from UltraMedix were $2.7 million in the three months ended March 31, 1998.

         Management fees were $3.4 million in the three months ended March 31, 1999, a decrease of $3.0 million (47%) from fees of $6.4 million in the three months ended March 31, 1998. Management fees earned from OmniCare-MI decreased in the three months ended March 31, 1999 due to the following: (i) reduction in the management fee percentage in June 1998 from 17% to 14%, which resulted in a decrease of $1.0 million; (ii) a decrease in operating revenues of OmniCare-MI in such period in fiscal 1999 due primarily to a net premium rate increase of 1%, offset by an enrollment decrease of 9%, which resulted in a net decrease in management fees of $.5 million; and (iii) forgiveness of management fee revenues from OmniCare-MI of $1.3 million.

         Total expenses before income taxes from continuing operations totaled $23.2 million in the three months ended March 31, 1999, compared to $34.8 million in the three months ended March 31, 1998, a decrease of $11.6 million (33%).

         Medical service expenses were $14.9 million in the three months ended March 31, 1999, a decrease of $2.1 million (12%) from medical service expenses of $17.0 million in the three months ended March 31, 1998. Medical service expenses for

 OmniCare-TN increased $.5 million (3%), from $14.4 million in the three months ended March 31, 1998 to $14.9 million in the three months ended March 31, 1999. The MLR was 77% for the three months ended March 31, 1999 and 85% for the three months ended March 31, 1998 for OmniCare-TN. The fiscal 1999 MLR includes an offset to medical service expenses related to the net recovery of $.5 million in refundable advances made to a third party dental administrator. Additionally, no MLR was applied to the excess adverse selection payment of $.9 million for the period from January 1996 to June 1997, received during the quarter ended March 31, 1999, as the medical expense lag for this period is estimated to be complete.

         UltraMedix did not incur any medical service expenses in the three months ended March 31, 1999. Medical service expenses for UltraMedix were $2.6 million in the three months ended March 31, 1998.

         MG&A decreased $8.3 million (54%), from $15.3 million in the three months ended March 31, 1998 to $7.0 million in the three months ended March 31, 1999, due to the following corporate and Tennessee activities: (i) employee downsizing in fiscal 1998 and early fiscal 1999 which significantly contributed to the decrease in salary expense of $1.2 million; (ii) expensing of $1.0 million of deferred HMO licensure-related costs in Louisiana and Pennsylvania in fiscal 1998; (iii) a decrease in professional service fees of $.8 million related primarily to the fiscal 1998 financial restructuring program; (iv) a $2.3 million bad debt expense adjustment on the Company's Advica investment; and
(v) a decrease in promotion and advertising expense of $.8 million; partially offset by a $.5 million charge incurred by OmniCare-TN in fiscal 1999, retroactively to January 1994, for a trademark license and a decrease of approximately $2.7 million related to the Company's Florida operation, which ceased operation and was placed in liquidation in March 1998.

         Depreciation and amortization decreased from $2.1 million for the three months ended March 31, 1998 to $.9 million for the comparable fiscal 1999 period or $1.2 million (57%). The decrease includes $.8 million related to the write-off or revaluation of obsolete and other property and equipment in fiscal 1998.

         As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $.2 million for the three months ended March 31, 1999, compared to a loss from continuing operations before income taxes of $8.2 million for the three months ended March 31, 1998, a $8.4 million change. Net earnings from continuing operations was $.3 million for the three months ended March 31, 1999, compared to a net loss from continuing operations of $7.1 million for the three months ended March 31, 1998, a change of $7.4 million.

         The discontinued operation contributed no earnings or loss for the three months ended March 31, 1999, compared to a loss of $.2 million for the three months ended March 31, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had (i) cash and cash equivalents and short-term marketable securities of $19.5 million, compared to $14.7 million at June 30, 1998; (ii) negative working capital of $3.3 million, compared to negative working capital of $14.1 million at June 30, 1998; and (iii) a current assets-to-current liabilities ratio of .92-to-1, compared to .64-to-1 at June 30, 1998. The principal sources of funds for the Company during the nine months ended March 31, 1999 were $6.4 million provided from net operating activities, including a federal income tax refund of $5.5 million, cash proceeds and payments received on the secured note from the sale of CHF of $4.9 million and proceeds from the sale of property and equipment of $.1 million -- offset by net marketable securities additions of $4.8 million, discontinued operation of $1.0 million, $4.9 million to repay bank debt and the purchase of property and equipment of $.2 million.

         In September 1998, effective as of August 31, 1998, CHF was sold for $17.75 million, comprised of $2 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $4.5 million of the sale price, plus $.4 million of interest, in cash was received through March 31, 1999, and was applied against the Company's outstanding bank debt as required by the Company's bank loan agreement. The remaining principal balance on the secured note of $10.75 million was due March 31, 1999, but the buyer requested an extension to allow it additional time to secure financing. In April 1999, the parties agreed to modify the secured note payment terms, extending its maturity date to August 31, 1999, requiring additional principal and interest payments totaling $.9 million to be paid over the extended period and requiring an additional limited personal guarantee by a principal of the buyer of $1.5 million of the principal of the secured note.

         In September 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to decrease the line of credit amount to $20.94 million and to require reductions in the outstanding balance owed to the bank at scheduled future dates, including the permanent reduction of the outstanding balance to the lesser of the then outstanding principal balance or $8.0 million by April 15, 1999. In view of the extension of the final maturity date of the CHF buyer's secured note from March 31, 1999 to August 31, 1999, the bank lender has agreed with the Company to waive the April 15 requirement and instead to require the permanent reduction of the outstanding balance owed to the bank to the lesser of the then outstanding principal balance or $16.6 million by September 1, 1999. The maturity date of the line of credit is October 1, 1999.

         The line of credit is secured by all of the Company's rights, title and interest in the secured and unsecured promissory notes of the purchaser of the stock of CHF representing part of the purchase price for such stock (which purchaser has covenanted with the bank to make all payments on such notes directly to the bank for credit against the Company's indebtedness to the bank) and in the pledged CHF stock and other documents related to such sale. Financial covenants for minimum net worth, debt service coverage ratio and maximum debt to worth ratio are expected to be established with the bank prior to September 1, 1999.

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

         Management expects that the OmniCare-MI corrective action plan, which is in the process of implementation, will stabilize OmniCare-MI and eliminate the need for future cash infusions from the Company. OmniCare-MI has successfully renegotiated certain major hospital and provider contracts, which was one of the major components of the corrective action plan, the effects of which will reduce medical costs.

         The Company has developed and followed a plan to ensure all modifications and conversions to its primary information systems are implemented and thoroughly tested on a timely basis. The Company estimates that 40% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by August 31, 1999 and that the Company's primary computerized information systems will be Year 2000 compliant by that date. Current conversion activities include the replacement and/or upgrade of the Company's telecommunication systems and personal computers. The Company has placed orders for this equipment totaling $.6 million and expects to finance the additions.

         Although the Company is in the process of completing a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, the Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, the Company has been monitoring the Year 2000 issues of certain third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to, their ability to become Year 2000 compliant by July 31, 1999. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties or the Company to timely resolve their own Year 2000 issues, there can be no assurances or the Company's mitigation efforts will be successful or that the failure of any third party to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

         Both internal and external resources will be utilized in the Company's efforts to become Year 2000 compliant. During the three and nine months ended March 31, 1999, $94,000 and $126,000, respectively, of costs were incurred by the Company in connection with its efforts to become Year 2000 compliant. Cumulative Year 2000 modifications and conversion costs approximate the current nine month total. The total costs of the Company's efforts to become Year 2000 compliant are not expected to exceed $1.3 million, of which approximately 60% represents capital costs. Costs related to software modifications have been, and will continue to be, expensed as incurred.

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

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported by the Company, pursuant to a court-approved settlement, two consolidated shareholder lawsuits which had been filed in August 1995 against certain former senior officers and the Company were dismissed on December 11, 1998, in exchange for $2 million from the Company's insurance carrier, a $625,000 promissory note from the Company and 277,777 new shares of common stock of the Company valued at $625,000 (based on a stipulated share price of $2.25 per share) and issued on March 29, 1999.

         A previously reported arbitration proceeding against the Company in which SunTel Services, Inc. sought approximately $414,000 from the Company for alleged breach of a lease agreement for telecommunications equipment and related services was settled in April 1999. The arbitration proceeding was dismissed in exchange for the Company's payment to the claimant of $120,000 and issuing to the claimant 67,369 new shares of common stock of the Company valued at $80,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

                         NEW YORK STOCK EXCHANGE LISTING

         The Company's common stock is listed on the New York Stock Exchange, Inc. ("Exchange"). As reported in the Company's most recent quarterly report on Form 10-Q, the Exchange and the Company have had communications about the Company's not meeting applicable listing standards and the Company consequently presented to the Exchange a definitive action plan for meeting those standards over a reasonable period. In February 1999, the Exchange notified the Company that, based on its review of the plan submitted by the Company, the Exchange would continue the listing of the Company currently and would review the Company's continued listing on a quarterly basis for compliance with the plan submitted.

                            SHARE REPURCHASE PROGRAM

         On May 6, 1999, the Company's Board of Directors authorized the repurchase by the Company of up to 250,000 of the Company's common shares, which constitutes approximately 3.6% of the Company's outstanding common shares. The timing and volume of purchases under this program will depend upon market conditions.

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


                                     UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  May 13, 1999                   By: /s/ Gregory H. Moses, Jr.
                                          --------------------------------------
                                          Gregory H. Moses, Jr.
                                          President & Chief Executive Officer

Dated:  May 13, 1999                   By: /s/ Paul G. Samuels
                                          --------------------------------------
                                          Paul G. Samuels
                                          Interim Chief Financial Officer

EXHIBIT INDEX

               Exhibit Number                     Description of Document
               --------------                     -----------------------
                    27                            Financial data schedule