Form 10-K
period 1999-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 1999-09-28
CIK 867963

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF SEPTEMBER 17, 1999, COMPUTED BY REFERENCE TO THE NYSE CLOSING PRICE ON SUCH DATE, WAS $7,129,994.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 17, 1999 WAS 6,710,583.

The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: The definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on November 11, 1999 (Part III).

================================================================================
   As filed with the Securities and Exchange Commission on September 28, 1999

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I............................................................................................. 2
      Item 1.   Business........................................................................... 2
      Item 2.   Properties.........................................................................20
      Item 3.   Legal Proceedings..................................................................21
      Item 4.   Submission of Matters to a Vote of Security Holders................................21

PART II............................................................................................22
      Item 5.   Market for the Registrant's Common Stock and Related
                   Stockholder Matters.............................................................22
      Item 6.   Selected Financial Data............................................................22
      Item 7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.......................................................23
      Item 8.   Financial Statements...............................................................33
      Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........................................................33

PART III.......................................................................................... 34
      Item 10.  Directors and Executive Officers of the Registrant.................................34
      Item 11.  Executive Compensation.............................................................34
      Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management......................................................................34
      Item 13.  Certain Relationships and Related Transactions.....................................34

PART IV............................................................................................35
      Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................35

FINANCIAL STATEMENTS...............................................................................F-1


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

         Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Item 1. Business--Cautionary Statement Regarding Forward-Looking Statements" below.

GENERAL

         United American Healthcare Corporation (the "Company") was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references to the Company indicated herein shall mean United American Healthcare Corporation and its consolidated subsidiaries.

         The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee, 75% owned by the Company, in Michigan and, until February 26, 1998, in Florida. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government sponsored populations in Tennessee, Michigan and, until February 26, 1998, Florida. Management and consulting services provided by the Company are generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of September 1, 1999, there were approximately 137,000 enrollees in the managed care organizations owned or operated by the Company.

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

         In 1985, the Company became one of the pioneers in arranging for the financing and delivery of health care services to Medicaid recipients utilizing managed care programs. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of September 1, 1999, there were approximately 76,000 Medicaid enrollees in the managed care organizations owned or managed by the Company, OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), and Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan, in Michigan ("OmniCare-MI"). The Company complements its Medicaid focus by targeting non-Medicaid/commercial business in the same geographic markets, including its contract with Urban Hospital Care Plus (the "County Care" plan). As of September 1, 1999, there were approximately 61,000 non-Medicaid/commercial enrollees in OmniCare-MI, OmniCare-TN and County Care (collectively, the "Managed Plans").

         The Company sold all of the stock of its wholly owned subsidiary, Corporate Healthcare Financing, Inc. ("CHF"), on September 8, 1998, effective August 31, 1998. See "Business--Self-Funded Benefit Plan" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" below. CHF designed customized employee welfare plan arrangements for self-funded employers and provided marketing, management and administrative services to self-funded employers generally.

RESTRUCTURING PROGRAM AND MANAGEMENT CHANGES

         In January 1998, as a result of significant operating losses, negative working capital and a reduction in net worth, the Company announced a major financial restructuring program which was designed to cut the Company's cash losses and to position the Company for profitable operations. To oversee the Company's restructuring efforts, the Company named a new Chairman of the Board to serve in a non-executive capacity, with the day to day operations of the Company continuing to be managed by its then current Chief Executive Officer and then current President and Chief Operating Officer. The Company engaged Arthur Andersen LLP to assist in the development and implementation of the financial restructuring program.

         The restructuring program encompassed Company plans to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate its investment in affiliates and other assets and sell CHF.

         In May 1998, the Company announced three changes in management: (1) the retirement of the then current Chief Executive Officer of the Company effective August 6, 1998, including his immediate relinquishment of his operational responsibilities, (2) the resignation of the then current President and Chief Operating Officer of the Company and (3) the election of Gregory H. Moses, Jr. as the new President and Chief Operating Officer of the Company. Mr. Moses, a retired partner of the Coopers & Lybrand accounting firm, most recently had been a consultant to a health maintenance organization in Detroit. He previously had been partner-in-charge of the Coopers & Lybrand Healthcare Consulting Group in New York and New Jersey for ten years, chairman of that firm's National Healthcare Consulting Group for five years and its lead engagement partner with respect to Mercy Health Services for seven years. In August 1998, Mr. Moses additionally became the Chief Executive Officer of the Company and the Company's Corporate Controller became its Treasurer and Interim Chief Financial Officer.

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

MANAGED CARE PRODUCTS AND SERVICES

         The Company has an ownership interest in and manages the operations of an HMO in Tennessee, OmniCare-TN. The Company also manages the operations of an HMO in which it has no ownership interest, OmniCare-MI. In addition, the Company owns and operates County Care.

         The Company also had or has an ownership interest in three other HMOs:
UltraMedix Healthcare Systems, Inc., in Florida ("UltraMedix"); OmniCare Health Plan of Louisiana, Inc., in Louisiana ("OmniCare-LA"); and PhilCare Health Systems, Inc., in Pennsylvania ("PhilCare"). UltraMedix ceased operations and is in the process of being liquidated (see "Business--Managed Plans Owned by the Company--UltraMedix" below). OmniCare-LA was never operational and is in the process of being dissolved. PhilCare, having declined to participate in Pennsylvania's Medicaid managed care program because of program requirements that would have made such participation unprofitable, subsequently, effective April 1, 1998, entered into an Integrated Delivery System agreement with an entity that arranges for the provision of health care services for its Medicaid membership through contracts with health care providers. The Company's Board of Directors has determined, as part of the Company's financial restructuring program, to withdraw from all involvement in Pennsylvania and to pursue recouping its investment in PhilCare. Toward that end, however, with the support of all of PhilCare's stockholders, the Company has made a presentation to the Pennsylvania Department of Public Welfare proposing that the Company take over the operation of PhilCare on an interim basis to try to improve PhilCare's financial condition and business prospects; and the Department has not yet responded to the proposal.

         The following table shows the membership in the Managed Plans serviced by the Company as of September 1, 1999:


                                                                Non-
                                                             Medicaid/
                                            Medicaid         Commercial        Total
                                         --------------- ----------------- --------------
Managed Plans
    Owned:
       OmniCare-TN                           28,430          15,388           43,818
       County Care                                -           8,385            8,385
    Operated:
       OmniCare-MI                           47,344          37,279           84,623
                                         --------------- ----------------- --------------
                                             75,774          61,052          136,826
                                         =============== ================= ==============

         The following table sets forth data with respect to the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.


                                                                 Year ended June 30,
                                        ---------------------------------------------------------------------
                                                1999                    1998                 1997 (1)
                                        ---------------------- ----------------------- ----------------------
                                                         (in thousands, except percentages)

    OmniCare-TN                             $70,934       76%      $63,520        60%      $56,508       50%
    OmniCare-MI                              18,148       19%       24,986        24%       28,865       26%
    County Care                               2,273        2%            -          -            -         -
    UltraMedix                                    -         -       15,062        14%       13,922       12%


(1) In 1997 the Company's discontinued operations in Ohio represented 9% of the Company's total revenues.

         A substantial portion of the Company's gross revenues is derived through its management agreement with OmniCare-MI. This management agreement is long-term in nature, subject to review every five years with either automatic continuation or elective termination. There can be no assurance that such agreement will remain in effect or continue substantially under the same terms and conditions. Effective June 1, 1998, the OmniCare-MI management agreement was amended to reduce the management fee percentage charged by the Company to 14% from 17%. Additionally, in fiscal 1999 the Company forgave $1.3 million in management fees owed by OmniCare-MI. UltraMedix has been placed in receivership for the purpose of its liquidation, pursuant to judicial consent orders entered on February 26 and March 3, 1998. See "Managed Plan Operated By the Company" and "Managed Plans Owned by the Company--UltraMedix" under "Managed Plans" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

MANAGED PLANS

         The Company has entered into long-term management agreements with OmniCare-MI and, through a wholly owned subsidiary of the Company, with OmniCare-TN. Pursuant to these management agreements with OmniCare-MI and OmniCare-TN, the Company provides management and consulting services associated with the financing and delivery of health care services. The Company also owns and operates the County Care plan pursuant to an agreement to arrange for the delivery of health care services. Table A summarizes the terms of these agreements.

         Table A- Summary of Terms of Agreements with the Managed Plans

                       Terms                              OmniCare-MI           OmniCare-TN            County Care
-------------------------------------------------------------------------------------------------------------------------
(1) Duration:
    (a) Effective dates:
          (i)  Commencement                               May 1, 1985          July 1, 1996             April 1, 1999
          (ii) Expiration                              December 31, 2010       June 30, 2001         September 30, 1999
    (b) Term extension:
          (i)  Automatically renewable                        No             Yes - 4 successive        Yes - unlimited
                                                                               5-year periods
          (ii) Terms of renewal/continuation           Subject to review          5 years                Successive
                                                         every 5 years                                  1-year terms
          (iii) Next review period                        May 1, 2000         January 1, 2001         September 1, 2000
    (c) Termination:
          (i)  Without cause by the Plan at such
               reviews                                        Yes                   Yes                    Yes
          (ii) Either party with cause                        Yes                   Yes                    Yes

(2) Fees paid to the Company:
    (a) Percentage of revenues                                Yes                   Yes                    No
    (b) Fixed premium rates                                   No                    No                     Yes

(3) Expenses incurred by the Company:
    All administrative expenses necessary
    to carry out and perform the functions
    of the Plan, excluding:
          (i)  Audit                                          No                    Yes                    No
          (ii) Legal                                          No                    Yes                    No
         (iii) Marketing                                      No                    No                     No
          (iv) Certain other                                  No                    Yes                    No


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

         In November 1993, OmniCare-TN contracted with TennCare as a PPO, to arrange for the financing and delivery of health care services on a capitated basis to Medicaid eligibles and the Working Uninsured and Uninsurable ("Non-Medicaid") individuals who lack access to private or employer sponsored health insurance or to another government health plan. The TennCare Bureau placed an indefinite moratorium on Working Uninsured enrollment in December 1994; however, such action did not affect persons enrolled in a plan prior to the moratorium. In April 1997, enrollment was expanded to include the children of the Working Uninsured up to age 18. The TennCare contract was renewed on July 1, 1999 for an 18-month term, expiring December 31, 2000.

         OmniCare-TN currently serves Shelby and Davidson counties in Tennessee (which include the cities of Memphis and Nashville). As of September 1, 1999, total enrollment was approximately 43,818 members, of which 28,430 (65%) and 15,388 (35%) represent Medicaid and Non-Medicaid enrollees, respectively. A 30-day open enrollment change period for all TennCare eligibles occurs once a year in October.

         The Plan's application for a commercial HMO license is pending. Plan management has been in frequent communication with the State to eliminate any further processing delays of the application and expects the issuance of the license in the third quarter of fiscal 2000. However, there can be no assurance that the license will be issued within this time period. Management believes that the receipt of the commercial license and the Plan's efforts to expand its provider network to the southwestern area of Tennessee would enable OmniCare-TN to increase its enrollment by marketing its managed care products to the various employer groups in the regions served.

         COUNTY CARE. In Michigan, the County of Wayne encompasses Detroit and certain other cities and communities. Urban Hospital Care Plus ("UHCP"), a nonprofit corporation, administers the County's patient care management system. Effective April 1, 1999, the Company entered into a contract with UHCP for the Company to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County who lack access to private or employer-sponsored health insurance or to another government health plan. The initial contract period was for six months, with automatic renewal for successive periods of one year unless terminated by either party as provided in the contract. At this time, it is known that the contract will be renewed for a one-year period ending September 30, 2000. Although Company management does not expect significant net earnings directly from the County Care contract, management believes that entering into this contract is consistent with the Company's strategic objective of expanding the client base and achieving size sufficient to enable the Company to negotiate better rates, save on administrative costs and build profits. As of September 1, 1999, total County Care enrollment was approximately 8,385.

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

         As of December 31, 1997, UltraMedix was not in compliance with the Florida Department of Insurance ("FDOI") statutory solvency requirement. The FDOI requires that HMOs maintain a statutory reserve as determined in accordance with statutory accounting practices of $0.5 million. UltraMedix's statutory deficiency at December 31, 1997 was estimated at $4.5 million. As a result, on January 30, 1998, the Company, UltraMedix and the Plan's third-party administrator, UA-FL, signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency (estimated at $4.5 million) by February 6, 1998. On February 26, 1998, the deficiency had not been cured and pursuant to the FDOI's petition, the Florida court entered such consent order.

         Pursuant to the stipulation and consent order: UltraMedix and UA-FL (the "Organizations") admitted that UltraMedix was statutorily insolvent as of December 31, 1997; the Company paid $0.5 million to the FDOI to cover UltraMedix claims incurred during and provider capitation payments due for the eight days ended February 6, 1998, and funded the Organizations' ordinary business expenses for the same period; the FDOI took control of the Organizations' bank accounts; the Plan ceased enrolling new members; and the Organizations continued to provide services to all of the Plan's subscribers and to process renewals on all policies as they came due. Pursuant to the consent order, on February 26, 1998, the Organizations were declared insolvent and the FDOI was appointed as Receiver for the purposes of their liquidation.

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

         OmniCare-MI enrollment is through over 1,300 companies that offer the Plan to employees and their family members, through individual enrollment that is open once a year for a 30-day period, and through the State's Medicaid program pursuant to an agreement with the Michigan Department of Community Health, which makes HMO coverage available to eligibles in certain counties and mandatory in others. This annually renewable agreement was extended by mutual agreement for an additional twelve months from January 1, 1999 to December 31, 1999. As of September 1, 1999, total enrollment in OmniCare-MI was approximately 84,623, of which 37,279 (44%) represent commercial members, including approximately 7,411 point of service members, and approximately 47,344 (56%) represent Medicaid members.

         Among the major employers that offer OmniCare-MI, ranked by enrollment, are: the City of Detroit, the Detroit Board of Education, the Federal Government, the State of Michigan, Ford Motor Company and DaimlerChrysler AG, the largest of which represents approximately 6% of OmniCare-MI's total enrollment. These employers, in aggregate, represent approximately 25% of OmniCare-MI's total enrollment. No other group exceeds 2% of the Plan's total enrollment.

         The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, with an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the Plan's Medicaid enrollment. In May 1997, OmniCare-MI was notified that it had been selected to participate in the State's program. Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the Medicaid eligibles to plans that were awarded contracts, but nonetheless instituted the premium rate reduction component of the new program effective July 1997. With the indefinite delay of the assignment of approximately 90,000 eligible recipients to the selected plans,and the implementation of the premium rate reductions of 20%, the operating revenues of OmniCare-MI and the resulting management fee revenues to the Company were adversely affected in fiscal 1998 and 1999.

         Newspaper stories in May 1998 reported that the Michigan Insurance Bureau (the "Bureau") had obtained a sealed (confidential) court order on May 7, 1998 giving state regulators control over OmniCare-MI's assets. The Company responded with a public statement on May 12, 1998, stating that OmniCare-MI was not in receivership but was in active discussion with the Bureau regarding compliance with certain regulatory issues, that all services to members of OmniCare-MI would continue to be provided with no decrease in the quality of care, and all providers would continue to be paid for their services, and that both the Company and OmniCare-MI had completely restructured their top management.

         In June 1998, the Company funded a $4.6 million unsecured loan to OmniCare-MI, evidenced by a surplus note, to enable OmniCare-MI to meet its minimum requirements for net worth and working capital. Pursuant to the surplus note, interest and principal repayments are subject to approval by the Bureau and are payable only out of the statutory surplus earnings of OmniCare-MI. The interest rate is at prime, payable annually and if not paid is forfeited. Interest income of $0.4 million was forfeited for fiscal 1999. The principal has no stated maturity or repayment date. The surplus note is subordinated to all other claimants of OmniCare-MI. The Company recorded an impairment loss against its investment in this surplus note based on its evaluation of the recoverable value of such investment and accordingly recognized bad debt expense of $2.3 million for the year ended June 30, 1998. Additionally, in fiscal 1999 the Company provided additional funding by forgiving $1.3 million in management fees owed by OmniCare-MI, to enable OmniCare-MI to meet its statutory requirements for net worth and working capital.

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

         The reduction of Medicaid rates and other factors were considered in developing the OmniCare-MI corrective action plan, which has been implemented. The corrective action plan included the reduction of medical costs through renegotiation of hospital provider contracts, reduction of pharmacy costs and a reduction in the management fee percentage paid to the Company from 17% to 14%, effective June 1, 1998. In fiscal 1999 and 1998, the Company derived 19% and 24% of its total revenues from its management agreement with OmniCare-MI, respectively. Management believes that the continued viability of OmniCare-MI is critical to the Company's future operations and concluded that the unsecured loan, in the form of a surplus note, the $1.3 million forgiveness of management fees in fiscal 1999 and the reduction in the management fee percentage were necessary actions to strengthen the financial condition and viability of OmniCare-MI.

         The Company, in its restructuring efforts and forecasts, has considered the impact of the reduction in the management fee percentage. In fiscal 1999, management fee revenues decreased approximately $4.2 million as a result of the management fee percentage reduction.

         In January 1999, the Company announced that OmniCare-MI had joined with Blue Cross Blue Shield of Michigan (the "CasinoCare Venture") in proposals to provide health care, dental and prescription drug benefits to employees of the three planned casinos that are to bring casino gaming to Detroit. Two of the casinos have selected the CasinoCare Venture to provide health care coverage to their employees. Both casinos are building temporary facilities, currently expected to open within the next five months. The Company estimates that over the next several months approximately 3,000 employees (amounting to more than 7,000 members) will require health coverage and could generate medical premiums of up to $0.9 million monthly ($11.2 million annually). The casinos' temporary facilities are expected to be replaced by permanent riverfront facilities in Detroit by 2002; and based upon the casinos' estimates, that up to 8,000 employees (amounting to more than 18,000 members) will then require health coverage and could generate medical premiums of up to $2.3 million monthly ($28.0 million annually). The Company would receive a management fee based on the medical premiums generated from those members who select the Company's products.

         In August 1999, OmniCare-MI received a "Commendable" accreditation rating from the National Committee for Quality Assurance ("NCQA") through April 30, 2001. The NCQA is a nationally recognized independent, not-for-profit organization that evaluates how well a health plan manages all parts of its delivery system (physicians, hospitals, other providers and administrative services) in order to continuously improve health care for its members. The "Commendable" rating is granted to managed care organizations that deliver high-quality care and service and whose systems for consumer protection and quality improvement meet or exceed NCQA's requirements.

Other Managed Plan Ventures

         OMNICARE-LA. OmniCare-LA, a network model HMO headquartered in New Orleans, Louisiana, was organized as a Louisiana corporation in November 1994, and is 100% owned by the Company's wholly owned subsidiary, United American of Louisiana, Inc. (UA-LA) ("UA-LA"). The Plan was granted an HMO license by the Louisiana Department of Insurance in June 1996. In connection therewith, the Company funded OmniCare-LA's statutory reserve and net worth requirements through letters of credit for $1.0 million and $1.0 million in cash deposited in accounts at state banks in Louisiana. OmniCare-LA was in a pre-operational phase since inception. Consistent with the Company's restructuring efforts, it has ceased its operations in Louisiana, has withdrawn its $1.0 million statutory reserve and liquidated OmniCare-LA, and is in the process of dissolving OmniCare-LA, including the anticipated cancellation of its letter of credit commitments.

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

         PhilCare's initial business plan was to participate in Pennsylvania's mandatory Medicaid pilot program, HealthChoices, which required the enrollment of approximately 540,000 Medicaid recipients in five metropolitan Philadelphia counties into HMOs. In October 1996, the Company announced its decision to withdraw its support of PhilCare's participation in the HealthChoices program because existing program requirements would have made the Company's participation in the program unprofitable. Effective April 1, 1998, PhilCare entered into an Integrated Delivery System ("IDS") agreement with an entity that arranges for the provision of health care services for its Medicaid membership through contracts with health care providers. The IDS agreement places the entity in the position of bearing the risk, but as the contractor with the Pennsylvania Department of Public Welfare (the state's regulatory agency for HMOs), PhilCare is deemed responsible for compliance with all applicable rules and regulations.

         In 1998, the Company recorded a full impairment loss against its investment in PhilCare based on its evaluation of the net recoverable value of such investment. This resulted in bad debt expense of $2.1 million for the year ended June 30, 1998. The Company's Board of Directors has determined to pursue recouping the Company's investment in PhilCare. Toward that end, with the support of all of PhilCare's stockholders, the Company has made a presentation to the Pennsylvania Department of Public Welfare proposing that the Company take over the operation of PhilCare on an interim basis to try to improve PhilCare's financial condition and business prospects. There can be no assurance whether the Department will approve such proposal or whether (or to what extent, if any) the Company's interim operation of PhilCare would enhance the Company's ability to recoup its investment in PhilCare.

         Consistent with the Company's restructuring efforts, the Company ceased all operational activities of UA-PA in fiscal 1998, except its rent obligations for leased office spaces in Philadelphia which were substantially sublet. The Company has reached an agreement with its landlord to assume the subleases and release the Company from its lease obligations, effective September 9, 1999.

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

         In 1995, New York City officials announced a four-year initiative to enroll over 1.7 million Medicaid recipients residing in New York City in managed care plans. The staggered enrollment aspect of the program was necessitated by an insufficient capacity to enroll all such recipients. This mandated initiative began to be implemented in 1997. Advica management anticipates the phase-in for its service areas in late 1999.

         In May 1997, Advica's outstanding debt and preferred stock were restructured to attract other investors. The Company converted its interest in Advica, including loans, advances, accrued interest and the value of warrants held by the Company, to one million shares of non-voting preferred stock of the restructured Advica in the amount of $4.0 million, and a warrant to purchase 3,310 shares of Advica common stock, exercisable at any time at a nominal price, representing approximately 3% of Advica's common shares on a fully diluted basis. The conversion of the Company's loans to Advica into preferred stock was treated as a "troubled debt restructuring" with the investment recorded at its estimated fair value at the date of the restructuring. This resulted in bad debt expense of $0.7 million for the year ended June 30, 1997 and, with $1.0 million of bad debt expense in prior years, resulted in a net investment in Advica of $2.3 million at June 30, 1997.

         In fiscal 1998, based on Advica's adverse operating results, the Company recognized a full impairment loss on such investment that resulted in bad debt expense of $2.3 million for fiscal year 1998. Subsequently, in November 1998, the Company converted its preferred stock and warrant investment in Advica to Advica common shares.

SELF-FUNDED BENEFIT PLAN

         In 1993, the Company acquired CHF for approximately $16.2 million in the form of cash, stock, a contingent note and the assumption of liabilities. The contingent note was for $6.6 million and was earned out at both June 30, 1998 and June 30, 1997. CHF designed customized employee welfare plan arrangements for self-funded employers and provided marketing, management and administrative services to self-funded employers generally. Management believed that its acquisition of CHF represented an opportunity to expand its traditional business into the self-funded market that comprises a majority of the private sector employers. A self-funded health benefit plan is one in which an employer directly assumes the financial risk for its employees' health care costs by paying for employees' medical claims out of a separate fund consisting of employee and/or employer contributions.

         On September 8, 1998, CHFA, Inc., a corporation whose owners included Louis J. Nicholas, the Chief Executive Officer of CHF and a former officer and director of the Company, purchased all of the stock of CHF for $17.75 million, comprised of $2.0 million in cash, a secured note for $13.25 million and an unsecured note for $2.5 million. A regional investment banking firm issued a fairness opinion supporting the reasonableness of the consideration to be received by the Company for such sale. As required by the Company's line of credit facility, the CHF sale was approved by the Company's bank lender and all proceeds from the sale (including all payments on the two notes) were to be used to reduce the Company's indebtedness to the bank.

         The secured note was payable to the Company in four monthly installments of $0.5 million each through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note was payable to the Company in two annual installments of $0.25 million with the balance due August 31, 2001, plus interest at 6% per annum.

         In April 1999, the parties modified the secured note's payment terms, extending its maturity date to August 31, 1999, requiring additional principal and interest payments totaling $0.9 million to be paid over the extended period and requiring an additional limited personal guarantee by Mr. Nicholas of $1.5 million of the principal of the secured note. Including payments on the secured note, through June 30, 1999 the Company received $9.2 million of the CHF sale price, plus $0.8 million of interest. On August 16, 1999, both notes were paid in full with accrued interest, net of a $250,000 prepayment discount agreed to by the Company. The final payment on the secured and unsecured notes was in the aggregate amount of $8.5 million (including $0.1 million of interest earned after June 30, 1999).

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

         The licensing and operation of OmniCare-MI and OmniCare-TN are governed by the respective states' statutes and regulations applicable to health maintenance organizations. The licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plans are operating out of compliance with the states' HMO statutes, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. Unlike OmniCare-MI, OmniCare-TN is not a federally-qualified HMO and, therefore, is not subject to the federal HMO Act. The County Care plan is governed by the Company's contract with Urban Hospital Care Plus.

         Federal and state regulation of health care plans and managed care products is subject to frequent change, varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. Laws and regulations relating to the Company's business are subject to amendment and/or interpretation in each jurisdiction. In particular, legislation mandating managed care for Medicaid recipients is often subject to change and may not initially be accompanied by administrative rules and guidelines. Changes in federal or state governmental regulation could affect the Company's operations, profitability and business prospects. Currently OmniCare-MI is in active discussions with state regulators regarding compliance with certain regulatory issues. See "Managed Plan Operated By the Company" under "Managed Plans" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." While the Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations may be interpreted, regulatory revisions may have a material adverse effect on the Company.

INSURANCE

         The Company presently carries comprehensive general liability, directors and officers liability, property, business automobile, and workers' compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. In addition, the Managed Plans have professional liability insurance that covers liability claims arising from medical malpractice. The individual Managed Plans are required to pay the insurance premiums under the terms of the respective management agreements. There can be no assurance as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

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

         The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of the Managed Plans and, therefore, the revenues of the Company. The predominant competitors in southeastern Michigan are Blue Cross Blue Shield of Michigan, The Wellness Plan, Total Health Plan and Health Alliance Plan. The predominant competitors in central and southwestern Tennessee are Access-Med Plus and Blue Cross Blue Shield. The Company's Managed Plans primarily compete on the basis of enrollee premiums, covered benefits, provider networks, utilization limitations, enrollee co-payments and other related plan features and criteria. Management believes that the Company's existing clients are able to compete effectively with their primary market competitors in these areas.

EMPLOYEES

         The Company's ability to maintain its competitive position and expand its business into new markets depends, in significant part, upon the maintenance of its relationships with various existing senior officers, as well as its ability to attract and retain qualified health care management professionals. Although the Company has an employment agreement with its current Chief Executive Officer, it neither has nor intends to pursue employment agreements with all of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or attract such professionals.

         The total number of employees at September 1, 1999 was 286 compared to 214 at September 1, 1998. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

MANAGEMENT INFORMATION SYSTEMS

         Management believes that timely and relevant information is critical to a managed care operation and utilizes its management information system ("MIS") to process claims; analyze health care utilization; support provider, member and employer requirements; and control administrative costs. The Company previously initiated an MIS implementation plan intended to enhance its operations, reduce costs and improve customer service with the development of a proprietary client/server information system, along with complementary automation products including claims scanning, claims imaging, electronic data interchange and various select technologies for enterprise-wide installation. More recently, rather than filling its vacant Senior Director of Management Information Systems position, the Company has engaged an experienced systems consulting firm to direct the Company's MIS operations. Assisted by such consultant, management is currently reassessing its MIS requirements and developing a comprehensive MIS strategy for the Company.

YEAR 2000

         The Company has developed and implemented a Year 2000 strategic plan to address issues related to the potential impact of the Year 2000 on its computerized systems and equipment. The plan addressed systems modification requirements in the following primary areas: information systems, facilities, payors and suppliers. The Company presently believes that with modifications to software and hardware, the Year 2000 issue will not pose material problems for the Company's own systems and equipment. The Company estimates that over 90% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by October 4, 1999 and that the Company's primary computerized information systems will be Year 2000 compliant by that date. However, if such modifications are not made or are not completed timely, the Year 2000 issue could have a material adverse impact on the Company's consolidated financial position.

         Furthermore, the Company has initiated formal communications through its Year 2000 "Readiness Disclosure Statement" with its significant suppliers and large payors to determine the extent to which the Company may be vulnerable to those third parties' failure to remediate their Year 2000 issues.
However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted, and the Company may be adversely affected by the failure of a significant third party to become Year 2000 compliant.

         The Company also has in process a Year 2000 contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management. The Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. The contingency plan is being implemented. For this reason, the Company has been monitoring the Year 2000 issues of certain critical third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to, their ability to become Year 2000 compliant. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances the Company's mitigation efforts will be successful or that the failure of any third party or the Company to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

         Both internal and external resources were utilized in the Company's efforts to become Year 2000 compliant. During the year ended June 30, 1999, $0.8 million of costs were incurred by the Company in connection with its efforts to become Year 2000 compliant. The total costs of the Company's efforts to become Year 2000 compliant are not expected to exceed $1.6 million, of which approximately 60% represents capital costs. Costs related to software modifications have been, and will continue to be, expensed as incurred.

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

         Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

         1.  Inability of OmniCare-MI to remain as a viable entity.
         2. Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.
         3. Discontinuation of, limitations upon, or restructuring of government-funded programs, including but not limited to the TennCare program.
         4. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
    5. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.
    6. The shift of employers from insured to self-funded coverage, resulting in reduced operating margins to the Company.
    7. Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers; and failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.
    8.  Termination of the OmniCare-MI management agreement.
    9. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
   10.  Adverse publicity and media coverage.
   11.  Inability to carry out marketing and sales plans.
   12.  Loss or retirement of key executives.
   13. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
   14. The selection by employers and individuals of higher co-payment/ deductible/coinsurance plans with relatively lower premiums or margins.
   15. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
   16. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.
   17. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
   18. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
   19.  Adverse results from significant litigation matters.
   20.  Adverse impact from Year 2000 issues.
   21.  Inability to maintain continued New York Stock Exchange listing.
   22.  Inability to renegotiate bank loan agreement.

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

         A demand for arbitration was filed on December 1, 1998 with the American Arbitration Association, entitled SunTel Services, Inc. v. United American Healthcare Corporation. The claimant sought approximately $414,000 from the Company for alleged breach of a lease agreement for telecommunications equipment and related services. The Company, which had returned the leased equipment from business locations it had closed, asserted a counterclaim. In April 1999, the parties reached a settlement agreement and the arbitration proceeding was dismissed in exchange for the Company's payment to the claimant of $120,000 in cash and issuance to the claimant on April 14, 1999 of 67,369 new shares of common stock of the Company valued at $80,000.

         A demand for arbitration was filed on May 20, 1999 with the American Arbitration Association by Ronald R. Dobbins, who had been President and Chief Operating Officer of the Company until May 1998. The claimant seeks termination benefits of approximately $650,000. No date has been set for the arbitration hearing. The Company intends to vigorously defend this matter.

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


                                                  1998 SALES PRICE                        1999 SALES PRICE
                                      -------------------------------------    -------------------------------------
      FISCAL QUARTER                            HIGH                 LOW                     HIGH            LOW
      ---------------------------     -------------------------------------    -------------------------------------
      First                                     7 7/8               5 1/16                  2 5/16            1 1/8
      Second                                  5 10/16               1 9/16                 1 15/16                1
      Third                                   2 14/16              1 11/16                  1 7/16           1 1/16
      Fourth                                        2                  3/4                 1 15/16              3/4

         As of September 17, 1999, the closing price of the Common Stock on the NYSE was $1.0625 per share and there were approximately 263 shareholders of record of the Company.

         The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the periods indicated:


                                                          1999            1998           1997          1996          1995
                                                      -------------------------------------------------------------------------
                                                                       (in thousands, except per share data)
OPERATING DATA (YEAR ENDED JUNE 30):
Operating revenues                                       $93,522       $ 105,588       $112,549      $92,379       $59,790
Earnings (loss) from continuing operations               $   575       $ (22,915)      $ (5,260)     $(3,657)      $ 6,229
Discontinued operation, net of income taxes              $    --       $  (2,581)      $  1,845      $   909       $   367
Net earnings (loss)                                      $   575       $ (25,496)      $ (3,415)     $(2,748)      $ 6,596
Earnings (loss) per common share from continuing
    operations                                           $  0.09       $   (3.48)      $  (0.80)     $ (0.56)      $  0.95
Net earnings (loss) per common share                     $  0.09       $   (3.88)      $  (0.52)     $ (0.42)      $  1.01
Weighted average common shares outstanding -
    diluted                                                6,764           6,578          6,553        6,561         6,561


                                                           1999             1998           1997          1996         1995
                                                      -------------------------------------------------------------------------
                                                                       (in thousands, except per share data)
BALANCE SHEET DATA (JUNE 30):
Cash and investments                                    $18,576          $14,690        $17,442       $30,930      $17,537
Intangible assets, net                                    4,374            5,629         10,557        11,546           --
Net assets of discontinued operation                         --           16,703         19,746        14,703       10,542
Total assets                                             49,251           58,684         79,662        93,239       57,614
Medical claims and benefits payable                      19,810           20,004         11,632        25,678           --
Debt                                                     13,112           22,444         23,868        21,654       10,474
Shareholders' equity                                     10,360            9,081         34,406        37,822       40,508


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

         The Company continues to implement the restructuring plan initiated in fiscal 1998, which during fiscal 1999 has included changes in senior management, sale of CHF, renegotiation of the bank credit facility, settlement of legal proceedings and continued efforts to achieve further cost reductions and maintain Company revenue.

         In August 1998, the then Chief Executive Officer of the Company retired and the Board of Directors elected Gregory H. Moses, Jr. as the new Chief Executive Officer of the Company, and the Company's Corporate Controller became its new Treasurer and Interim Chief Financial Officer.

         In September 1998, effective as of August 31, 1998, CHF was sold for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $9.2 million of the sales price plus $0.8 million of interest in cash was received through June 30, 1999. On August 16, 1999, the Company was paid $8.5 million, the remaining principal balance of the secured and unsecured notes and accrued interest thereon, net of a $250,000 discount granted as an inducement for the buyer to prepay both notes. As required by the Company's line of credit facility, the sale was approved by the bank and all proceeds were used to reduce the Company's indebtedness to the bank.

         In September 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to: (i) decrease the principal amount to $20.94 million and (ii) require reductions in the outstanding balance owed to the bank at scheduled future dates, including the permanent reduction of the outstanding balance to the lesser of the then outstanding principal balance or $8.0 million by April 15, 1999.

         In May 1999, the Company and its bank lender amended the Company's loan agreement and promissory note requiring the Company to: (i) decrease the principal sum to $16.6 million by September 1, 1999, (ii) permanently reduce the bank's commitment to the lesser of the then outstanding principal balance or $16.6 million by September 1, 1999, (iii) meet with the lender to establish financial covenants for minimum net worth, debt service coverage ratio and maximum debt to worth ratio prior to September 1, 1999, and (iv) obtain or arrange for the return or cancellation of the existing $0.5 million letter of credit provided by the Company on behalf of its wholly owned subsidiary, UA-LA and its wholly owned subsidiary, OmniCare Health Plan of Louisiana, Inc., by June 30, 1999. The bank subsequently granted the Company a waiver on items
(iii) and (iv) above, extending the date to October 1, 1999. The maturity date of the line of credit is October 1, 1999. The bank and the Company have agreed to negotiate the restructuring of the loan agreement and promissory note within the next 90 days, and the bank has agreed to extend the maturity date during this period.

         Certain former senior officers and the Company were named defendants in two shareholder lawsuits filed in the United States District Court for the Eastern District of Michigan in August 1995. The court consolidated these lawsuits into a single action. The consolidated action alleged that certain senior officers and the Company issued reports and statements that violated federal securities laws. The Company and the officers contended that all material facts were disclosed during the period in question and that certain material facts alleged not to have been disclosed were already available in the financial marketplace. Nevertheless, management concluded that continued defense of the litigation could have an adverse impact on the Company's financial position. Continuation of this litigation would have also diverted management's focus from operations. Based on these facts, management pursued settlement with the plaintiffs.

         On September 14, 1998, the parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs in exchange for (a) $2.0 million in cash from the Company's insurance carrier, (b) a $625,000 promissory note of the Company payable in 15 equal monthly installments beginning 13 months after entry of a final court order approving the settlement, with interest at 4% per annum from the date of such order, and
(c) newly issued shares of common stock of the Company with an aggregate value of $625,000 based on a share price equal to the greater of (i) the average closing price of the Company's common stock for the period from July 20, 1998 through the third trading day preceding the court hearing on approval of the settlement or (ii) $2.25.

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

         Effective April 1, 1999, the Company entered into the County Care contract to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County (Michigan) who lack access to private or employer sponsored health insurance or to another government health plan. The initial contract period was for six months, with automatic renewal for successive periods of one year unless terminated by either party as provided in the contract. It is known at this time that such renewal will occur for the first successive one-year period beginning October 1, 1999. Although Company management does not expect significant net earnings directly from the County Care contract, management believes that entering into this contract is consistent with the Company's strategic objective of expanding the client base and achieving size sufficient to enable the Company to negotiate better rates, save on administrative costs and build profits.

         The Company has implemented the corrective action plan developed for OmniCare Health Plan ("OmniCare-MI"), a plan operated by the Company in Michigan. The corrective action plan included the reduction of medical costs through renegotiation of hospital and provider contracts, a reduction in the management fee percentage paid to the Company from 17% to 14% effective June 1, 1998 and a commitment to ensure OmniCare-MI meets its minimum statutory requirements for net worth and working capital. In June 1998, the Company funded a $4.6 million unsecured loan to OmniCare-MI, evidenced by a surplus note, to enable OmniCare-MI to meet its minimum requirements for net worth and working capital. Pursuant to the surplus note, interest and principal repayments are subject to approval by the Michigan Insurance Bureau and are payable only out of the statutory surplus earnings of OmniCare-MI. The interest is payable annually, at prime, and if not paid is forfeited. Interest of $0.4 million was forfeited for fiscal 1999. The principal has no stated maturity or repayment date. In addition, in fiscal 1999 the Company provided additional funding by forgiving $1.3 million in management fees owed by OmniCare-MI, to enable OmniCare-MI to meet its statutory requirements for net worth and working capital.

         OmniCare-MI recognized earnings of $0.6 million for the six months ended June 30, 1999, compared to a loss of $9.5 million for the six months ended June 30, 1998, a favorable change of $10.1 million. The change was due primarily to renegotiated hospital provider contracts and the 3% reduction in the management fee percentage. The stabilization efforts related to OmniCare-MI continue, including pursuing joint ventures and other similar activities. The management fee percentage reduction decreased the Company's management fee revenues for fiscal 1999 by approximately $4.2 million.

         In January 1999, the Company announced that OmniCare-MI had joined with Blue Cross Blue Shield of Michigan (the "CasinoCare Venture") in proposals to provide health care, dental and prescription drug benefits to employees of the three planned casinos that are to bring casino gaming to Detroit. Two of the casinos have selected the CasinoCare Venture to provide health care coverage to their employees. Both casinos are building temporary facilities, currently expected to open within the next five months. The Company estimates that over the next several months approximately 3,000 employees (amounting to more than 7,000 members) will require health coverage and could generate medical premiums of up to $0.9 million monthly ($11.2 million annually). The casinos' temporary facilities are expected to be replaced by permanent riverfront facilities in Detroit by 2002; and based upon the casinos' estimates, up to 8,000 employees (amounting to more than 18,000 members) will require health coverage and could generate medical premiums of up to $2.3 million monthly ($28.0 million annually). The Company would receive a management fee based on the medical premiums generated from those members who select the Company's products.

         The Company's common stock is listed on the New York Stock Exchange, Inc. ("Exchange"). In 1998, the Exchange and the Company had communications about the Company not meeting applicable listing standards, and the Company consequently presented to the Exchange a definitive action plan for meeting those standards within a reasonable period. In February 1999, the Exchange notified the Company that, based on its review of the plan submitted by the Company, the Exchange would continue the listing of the Company currently and would review the Company's continued listing on a quarterly basis for compliance with the plan submitted. In July 1999, the Exchange notified the Company of new continued listing requirements and requested the Company to submit a revised definitive action plan to demonstrate how the Company would meet the new requirements over a 12-month period. The Company submitted its plan in September 1999. There can be no assurance as to the Company's continued listing on the Exchange.

         On May 6, 1999, the Company's Board of Directors authorized the repurchase by the Company of up to 250,000 of the Company's common shares (approximately 3.6% of the total outstanding common shares) in the open market. At June 30, 1999, 12,900 shares had been repurchased by the Company, and the additional 237,100 shares were repurchased in July 1999.

         The Company's results of operations for fiscal 1999 have also been impacted by the cost reductions implemented in fiscal 1998, including an approximate 35% workforce reduction at the Company's corporate and Tennessee operations, and the cessation of operations in Florida, Louisiana and Pennsylvania. Payroll expenses at the corporate and Tennessee operations decreased approximately $5.1 million for the year ended June 30, 1999, compared to the same period one year earlier.

         Earnings from continuing operations before income taxes for the year ended June 30, 1999 were $1.1 million compared to losses of $27.4 million for fiscal 1998. The $28.5 million change from fiscal 1998 is due primarily to corporate expense reductions of $12.5 million, increased earnings before income taxes from the Company's Tennessee operations of $3.7 million and the end of losses related to the Company's Florida operations of $11.7 million.

         The Company's cash position was significantly improved with receipts during the year ended June 30, 1999, of a federal income tax refund of approximately $5.5 million, $4.0 million related to adverse selection settlements (as explained below) and the net recovery of $0.5 million in refundable advances made to a third party administrator.

          YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

         Total revenues decreased $12.1 million (11%), from $105.6 million in the year ended June 30, 1998 to $93.5 million in the year ended June 30, 1999.

         Medical premium revenues were $73.2 million in the year ended June 30, 1999, a decrease of $5.4 million (7%) from medical premium revenues of $78.6 million in the year ended June 30, 1998. Medical premiums for OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company, increased $7.4 million (12%), from $63.5 million in the year ended June 30, 1998 to $70.9 million in the year ended June 30, 1999.

         The State of Tennessee's TennCare Bureau provides settlement payments to managed care organizations for high cost chronic conditions of their members ("adverse selection") and new medical technologies. OmniCare-TN received $5.9 million in adverse selection payments in the year ended June 30, 1999, of which $1.8 million, $3.1 million and $1.0 million represented the service periods for July 1998 to March 1999, July 1997 to June 1998 and June 1997 and prior, respectively. Additionally, in fiscal 1999 OmniCare-TN recognized a one-time adverse settlement adjustment of $1.2 million. For the year ended June 30, 1999, OmniCare-TN medical premiums related to excess adverse selection payments, which had been based on the State of Tennessee's estimate, increased by $4.0 million (364%), from $1.1 million for fiscal 1998 to $5.1 million for fiscal 1999. The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 45,000 for the year ended June 30, 1999 compared to 44,000 for the year ended June 30, 1998 -- was $122 for the year ended June 30, 1999, compared to $119 for the year ended June 30, 1998 (excluding excess adverse selection payments), an increase of 2% or $3.4 million. The 4% increase in member months accounted for $1.8 million of the OmniCare-TN increase.

         Premium revenues from the County Care program which began in April 1999 totaled $2.3 million in fiscal 1999.

         UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO 51%-owned by the Company, which ceased operations and was placed in liquidation in March 1998, did not contribute any medical premium revenues in the year ended June 30, 1999. Medical premium revenues from UltraMedix were $15.1 million in the year ended June 30, 1998.

         Management fees were $18.1 million in the year ended June 30, 1999, a decrease of $6.9 million (28%) from fees of $25.0 million in the year ended June 30, 1998, and represent management fees earned from OmniCare-MI. The decrease is due to the following: (i) reduction in the management fee percentage in June 1998 from 17% to 14%, which resulted in a decrease of $4.2 million; (ii) a decrease in operating revenues of OmniCare-MI in fiscal 1999 due primarily to an enrollment decrease of 6%, which resulted in a net decrease in management fees of $1.6 million; and (iii) forgiveness of management fee revenues from OmniCare-MI of $1.3 million.

         Total expenses before income taxes from continuing operations totaled $92.4 million in the year ended June 30, 1999, compared to $132.9 million in the year ended June 30, 1998, a decrease of $40.5 million (30%).

         Medical service expenses were $59.9 million in the year ended June 30, 1999, a decrease of $10.4 million (15%) from medical service expenses of $70.3 million in the year ended June 30, 1998. Medical service expenses for OmniCare-TN increased $4.8 million (9%), from $53.0 million in the year ended June 30, 1998 to $57.8 million in the year ended June 30, 1999. The percentage of medical service expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 82% for the year ended June 30, 1999 and 83% for the year ended June 30, 1998 for OmniCare-TN. The fiscal 1999 OmniCare-TN MLR includes an approximate 3% reduction due to offsets to medical service expenses related to the net recovery of $0.5 million in refundable advances made to a third party dental administrator and an excess adverse selection payment of $1.0 million for the period June 1997 and prior.

         Medical service expenses for County Care in fiscal 1999 were $2.1 million from inception of the contract in April 1999. The MLR for County Care is estimated at 92%, a rate management believes is adequate to establish reserves sufficient to cover anticipated program medical expenses.

         UltraMedix, which ceased operations in March 1998, did not incur any medical service expenses in the year ended June 30, 1999. Medical service expenses for UltraMedix were $17.3 million in the year ended June 30, 1998.

         Marketing, general and administrative expenses (MG&A) decreased $17.0 million (38%), from $44.3 million in the year ended June 30, 1998 to $27.3 million in the year ended June 30, 1999, due to the following corporate and Tennessee activities: (i) employee downsizing in fiscal 1998 and early fiscal 1999 which significantly contributed to the decrease in salary expense of $5.1 million; (ii) expensing of $1.0 million of deferred HMO licensure-related costs in Louisiana and Pennsylvania in fiscal 1998; (iii) a decrease in professional service fees of $2.0 million related primarily to the fiscal

1998 financial restructuring program; (iv) a decrease in promotion and advertising expense of $2.6 million; and (v) a decrease of approximately $6.0 million related to UltraMedix and United American of Florida, Inc., the Company's 80%-owned subsidiary, which ceased operations and were placed in liquidation in March 1998.

         Depreciation and amortization decreased $6.3 million (65%), from $9.7 million for the year ended June 30, 1998 to $3.4 million for fiscal 1999. Of the decrease, $4.1 million is attributable to the write-off in fiscal 1998 of the remaining intangibles related to the Company's purchase of UltraMedix due to the liquidation of the Florida operation, $0.8 million related to the write-off or revaluation of obsolete and other property and equipment in fiscal 1998 and $1.4 million is attributable to fully depreciated assets.

         As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $1.1 million for the year ended June 30, 1999, compared to a loss from continuing operations before income taxes of $27.3 million for the year ended June 30, 1998, a $28.2 million change. Net earnings from continuing operations were $0.6 million for the year ended June 30, 1999, compared to a net loss from continuing operations of $22.9 million for the year ended June 30, 1998, a change of $23.5 million.

         The discontinued operation contributed no earnings or loss for the year ended June 30, 1999, compared to a net loss of $2.6 million for the year ended June 30, 1998.

         YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

         Total revenues from continuing operations decreased $6.9 million (6%), from $112.5 million in fiscal 1997 to $105.6 million in fiscal 1998.

         Medical premium revenues were $78.6 million in fiscal 1998, an increase of $8.2 million (12%) over medical premium revenues of $70.4 million in fiscal 1997. Medical premiums for OmniCare-TN increased $7.0 million (12%), from $56.5 million in fiscal 1997 to $63.5 million in fiscal 1998. Of the increase, $1.1 million relates to the TennCare Bureau's 1998 annual settlement to managed care organizations for high cost chronic conditions of their members ("adverse selection") and new medical technologies. The remaining OmniCare-TN increase of $5.9 million is due to rate and enrollment increases. The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 44,000 for the year ended June 30, 1998 compared to 43,000 for the prior fiscal year -- was $119 in fiscal 1998, compared to $110 in fiscal 1997 (excluding excess adverse selection payments), an increase of 8% or $4.7 million. The rate increase included changes in the enrollment mix. A 2% increase in enrollment accounted for the remaining $1.2 million increase.

         Medical premiums for UltraMedix increased $1.2 million (9%), from $13.9 million in fiscal 1997 to $15.1 million in fiscal 1998.

         Management fees were $25.0 million in fiscal 1998, a decrease of $15.0 million (38%) from fees of $40.0 million in fiscal 1997. The operating revenues of OmniCare-MI decreased in fiscal 1998 due primarily to a net decrease in premium and enrollment rates of approximately 10% and 2%, respectively, which contributed to the decrease in management fees to the Company of approximately $4.2 million. The State Medicaid initiative in Michigan was the primary factor in the reduced premium rates. Additionally, the reduction in the management fee percentage in June 1998 resulted in a decrease of management fees of $0.4 million in fiscal 1998. The Company recognized a decrease in management fee revenues of $10.4 million from fiscal 1997 to fiscal 1998, related to the Personal Physician Care, Inc. ("PPC," an Ohio HMO) management agreement, which was terminated in May 1997.

         Total expenses before income taxes from continuing operations totaled $132.9 million in fiscal 1998, compared to $119.0 million in fiscal 1997, an increase of $13.9 million (12%).

         Medical service expenses were $70.3 million in fiscal 1998, an increase of $12.5 million (22%) over medical service expenses of $57.8 million in fiscal 1997. Medical service expenses for OmniCare-TN increased by $7.6 million (17%), from $45.4 million in fiscal 1997 to $53.0 million in fiscal 1998. Medical service expenses for UltraMedix increased $4.9 million (40%), from $12.4 million in fiscal 1997 to $17.3 million in fiscal 1998. The percentage of medical service expenses to medical premium revenues, or the medical loss ratio ("MLR"), was 83% and 80% for OmniCare-TN in fiscal 1998 and 1997, respectively, and 115% and 88% for UltraMedix in fiscal 1998 and 1997, respectively.

         Marketing, general and administrative expenses ("MG&A") decreased $8.5 million (16%), from $52.8 million in fiscal 1997 to $44.3 million in fiscal 1998, due to the following: (i) termination of the PPC management agreement, which resulted in a $9.1 million decrease; (ii) an increase in professional fees of $4.6 million, related primarily to the financial restructuring program of $3.0 million, expensing deferred HMO licensure-related cost in Louisiana and Pennsylvania of $1.0 million and information system development and maintenance of $0.6 million; (iii) a $2.3 million loss related to the liquidation of the assets and certain liabilities of the Florida operations; (iv) a $1.3 million decrease in occupancy-related cost, of which $0.6 million related to the renegotiation of the Company's corporate office lease space which reduced accrued rent; and (v) decreases in salary costs of $3.0 million, promotional and advertising activities of $0.9 million, consumables of $0.5 million and travel of $0.6 million.

         Depreciation and amortization in fiscal 1998 was $9.7 million, compared to $4.1 million in fiscal 1997, an increase of $5.6 million (137%). Of this increase, $3.5 million was due to the write-off of the remaining goodwill related to the Company's purchase of UltraMedix due to the liquidation order as to UltraMedix in fiscal 1998. Additional increases included $0.3 million due to the change in estimate of the remaining useful life of the Company's managed care software and the write-off of certain property and equipment of approximately $0.8 million.

         Bad debt expense increased $5.0 million (278%), from $1.8 million in fiscal 1997 to $6.8 million in fiscal 1998. The increase related to impairment losses established on certain of the Company's investments and the surplus note receivable.

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

         The loss from discontinued operation, net of income taxes, was $2.6 million for fiscal 1998, compared to earnings of $1.9 million for fiscal 1997, a change of $4.5 million. This is due primarily to increased contract servicing costs and the reduction in the net carrying value of net assets to the net realizable value of $2.5 million.

         The net loss for fiscal 1998 was $25.5 million, or $3.88 per share, compared to a net loss of $3.4 million, or $0.52 per share, for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had (i) cash and cash equivalents and short-term marketable securities of $18.6 million, compared to $14.7 million at June 30, 1998; (ii) negative working capital of $1.7 million, compared to negative working capital of $14.1 million at June 30, 1998; and (iii) a current assets-to-current liabilities ratio of .96-to-1, compared to .64-to-1 at June 30, 1998. The principal sources of funds for the Company during the year ended June 30, 1999 were $6.2 million provided from net operating activities, including a federal income tax refund of $5.5 million, cash proceeds and payments received on the secured note from the sale of CHF of $9.2 million and proceeds from the sale of property and equipment of $0.1 million -- offset by discontinued operations of $1.0 million, $10.0 million to repay bank debt and the purchase of property and equipment of $0.7 million.

         The stock of CHF was sold on September 8, 1998, effective as of August 31, 1998, for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. The secured note was payable to the Company in four monthly installments of $0.5 million each through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note was payable to the

Company in two annual installments of $0.25 million with the balance due August 31, 2001, plus interest at 6% per annum. As required by the Company's line of credit facility, the sale was approved by the bank and all proceeds from the sale (including all payments on the two notes) were to be used to reduce the Company's indebtedness to the bank.

         In April 1999, the parties agreed to modify the secured note payment terms, extending its maturity date to August 31, 1999, requiring additional principal and interest payments totaling $0.9 million to be paid over the extended period and requiring an additional limited personal guarantee by a principal of the buyer for $1.5 million of the principal of the secured note. In June 1999, as an inducement for the buyer to prepay both notes, the Company agreed to a discount of $250,000 if by mid-August 1999 the buyer would pay to the Company the balances of the secured and unsecured notes plus accrued and unpaid interest.

         Including payments on the secured note, $9.2 million of the sales price, plus $0.8 million of interest, in cash was received through June 30, 1999. The remaining principal balance on the secured and unsecured notes and accrued interest, net of the discount, in the sum of $8.5 million (including $0.1 million of interest earned after June 30, 1999) was paid to the Company on August 16, 1999.

         In previous fiscal years, to satisfy applicable statutory requirements, the Company provided $1.0 million in letters of credit on behalf of, and a $1.0 million capital contribution to, OmniCare-LA, and made a $2.1 million capital contribution to PhilCare. The foregoing funds were provided by the Company from its line of credit arrangement. Due to the cessation of its Louisiana operations, the Company withdrew the $1.0 million capital contribution and is in the process of cancelling its letter of credit commitments. The Company's Board of Directors has determined to withdraw from all of its involvement in Pennsylvania and to pursue recouping its investment in PhilCare. Toward that end, however, with the support of all of PhilCare's stockholders, the Company has made a presentation to the Pennsylvania Department of Public Welfare proposing that the Company take over the operation of PhilCare on an interim basis to try to improve PhilCare's financial condition and business prospects; and the Department has not yet responded to the proposal.

         In September 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to: (i) decrease the principal sum to $20.94 million and (ii) require reductions in the outstanding balance owed to the bank at scheduled future dates, including the permanent reduction of the bank's commitment to the lesser of the then outstanding principal balance or $8.0 million by April 15, 1999.

         In May 1999, the Company and its bank lender amended the Company's loan agreement and promissory note requiring the Company to: (i) decrease the principal amount to $16.6 million by September 1, 1999, (ii) permanently reduce the outstanding balance to the lesser of the then outstanding principal balance or $16.6 million by September 1, 1999, (iii) meet with the lender to establish financial covenants for minimum net worth, debt service coverage ratio, and maximum debt to worth ratio prior to September 1, 1999, and (iv) obtain or arrange for the return or cancellation of the existing $0.5 million letter of credit provided by the Company on behalf of its wholly owned subsidiary, UA-LA and its wholly owned subsidiary, OmniCare Health Plan of Louisiana, Inc., by

June 30, 1999. The bank has granted the Company a waiver on items (iii) and
(iv), extending the date to October 1, 1999. The maturity date of the line of credit is October 1, 1999. The bank and the Company have agreed to negotiate the restructuring of the loan agreement and promissory note within the next 90 days, and the bank has agreed to extend the maturity date during this period.
Pursuant to the promissory note, interest is payable monthly at the bank's prime rate (7.75% at June 30, 1999) plus one percent.

         The Company's restructuring efforts significantly contributed to the $22.9 million loss from continuing operations in fiscal 1998. However, after adjusting for non-cash activities and changes in assets and liabilities, the Company generated positive cash flows from operations in fiscal 1998. The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI, continuation of its restructuring efforts and achieving increased operational efficiencies at its Tennessee operation.

         Management expects that the OmniCare-MI corrective action plan, which has been implemented, will continue to stabilize that Plan. The Plan has successfully renegotiated certain major hospital provider contracts, including its most significant hospital contract, which was one of the major components of the corrective action plan, the effects of which will reduce medical costs.

RECENTLY ENACTED PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. This standard requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

ITEM 8. FINANCIAL STATEMENTS

         Presented beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 11, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 11, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 11, 1999. In addition, the Company's Board of Directors has adopted guidelines to require that every director own at least 7,500 common shares of the Company by December 31, 1999, and at least 15,000 common shares of the Company by June 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 11, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.

         (3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760); (ii) the Company's Form 10-K reports for its fiscal years ended June 30, 1993, 1994, 1995, 1996, 1997 and 1998; (iii) the
Company's 10-K/A report filed October 14, 1996; (iv) the Company's Form 10-Q reports for its quarters ended March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, March 31, 1998 and December 31, 1998; (v) the Company's Form 8-K reports filed with the Commission August 8, 1991, April 23, 1993, May 24, 1993, January 29, 1996, April 19, 1996, October 30, 1997 and January 20,
1998; or (vi) the Company's Form 8-K/A report filed with the Commission July 21, 1993 and November 12, 1997. The Exhibit Index is hereby incorporated by reference into this Item 14.

         (b) No reports on Form 8-K were filed with respect to the last three months of fiscal 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 1999.

                                       UNITED AMERICAN HEALTHCARE CORPORATION
                                       (Registrant)

                                   By: /s/GREGORY H. MOSES, JR.
                                       ------------------------
                                       Gregory H. Moses, Jr.
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 28, 1999.

           SIGNATURE                   CAPACITY

/s/GREGORY H. MOSES, JR.               President, CEO and Director
------------------------------------
Gregory H. Moses, Jr.                 (Principal Executive Officer)

/s/ANITA C.R. GORHAM                   Secretary and Director
------------------------------------
Anita C.R. Gorham

/s/PAUL G. SAMUELS                     Treasurer
------------------------------------
Paul G. Samuels                       (Principal Financial Officer and
                                       Principal Accounting Officer)

/s/WILLIAM C. BROOKS                   Director
------------------------------------
William C. Brooks

/s/JULIUS V. COMBS, M.D.               Director
------------------------------------
Julius V. Combs, M.D.

/s/WILLIAM B. FITZGERALD               Director
------------------------------------
William B. Fitzgerald

/s/DARREL W. FRANCIS                    Director
-------------------------------------
Darrel W. Francis

/s/HARCOURT G. HARRIS, M.D.             Director
-------------------------------------
Harcourt G. Harris, M.D.

/s/PEARL M. HOLFORTY                    Director
-------------------------------------
Pearl M. Holforty

/s/RONALD M. HORWITZ, Ph.D.             Director
-------------------------------------
Ronald M. Horwitz, Ph.D.

/s/EMMETT S. MOTEN, JR.                 Director
-------------------------------------
Emmett S. Moten, Jr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page

Independent Auditors' Report...........................................................................F-2

Report of Independent Certified Public Accountants.....................................................F-3

Consolidated Balance Sheets as of June 30, 1999 and 1998...............................................F-4

Consolidated Statements of Operations for each of the
 years in the three year period ended June 30, 1999....................................................F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three year period ended June 30, 1999.............................................F-6

Consolidated Statements of Cash Flows for each of the
 years in the three year period ended June 30, 1999....................................................F-7

Notes to Consolidated Financial Statements.............................................................F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
United American Healthcare Corporation:

         We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG LLP


Detroit, Michigan
September 28, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
UNITED AMERICAN HEALTHCARE CORPORATION

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for the year ended June 30, 1997 of United American Healthcare Corporation (a Michigan corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of OmniCare Health Plan, Inc. of Tennessee, a 75 percent owned subsidiary, which statements reflect total assets of $12,751,000 as of June 30, 1997 and total revenues of $57,384,000 for the year ended June 30, 1997. These statements were audited by other independent auditors whose report thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for OmniCare Health Plan, Inc. of Tennessee, is based solely on the reports of the other independent auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the aforementioned report of other independent auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of United American Healthcare Corporation for the year ended June 30, 1997, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP


Southfield, Michigan
September 30, 1997

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                       JUNE 30,
                                                                                                ---------------------
                                                                                                  1999         1998
                                                                                                ---------------------
ASSETS
---------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                                      $17,286      $13,259
  Marketable securities, available for sale                                                        1,290        1,431
  Premium receivables                                                                              5,445        2,723
  Note receivable                                                                                  8,432            -
  Management fee receivable                                                                        2,932          781
  Other receivables                                                                                  223        1,035
  Refundable federal income taxes                                                                      -        5,453
  Prepaid expenses and other                                                                         290          281
  Deferred income taxes                                                                              227          594
                                                                                                 --------------------
     Total current assets                                                                         36,125       25,557

Property and equipment, net                                                                        4,001        6,098
Intangible assets, net                                                                             4,374        5,629
Surplus note receivable, net                                                                       2,300        2,300
Marketable securities                                                                              1,548        1,396
Deferred income taxes                                                                                326          417
Other assets                                                                                         577          584
Net assets of discontinued operation                                                                  --       16,703
                                                                                                 --------------------
                                                                                                 $49,251      $58,684
                                                                                                 ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                                              $12,737      $14,444
  Medical claims payable                                                                          19,810       20,004
  Accounts payable and accrued expenses                                                            2,959        3,549
  Accrued compensation and related benefits                                                        1,309        1,240
  Other current liabilities                                                                          448          420
  Deferred income taxes                                                                              514           --
                                                                                                 --------------------
     Total current liabilities                                                                    37,777       39,657

Long-term debt, less current portion                                                                 375        8,000
Accrued rent                                                                                         700          935
Deferred income taxes                                                                                 39        1,011

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                                           --           --
  Common stock, no par, 15,000,000 shares authorized; 6,947,683 and 6,578,356 issued and
    outstanding at June 30, 1999 and 1998, respectively                                           11,445       10,715
  Accumulated deficit                                                                               (925)      (1,500)
  Accumulated other comprehensive loss, net of deferred federal income taxes                        (160)        (134)
                                                                                                 --------------------
                                                                                                  10,360        9,081
                                                                                                 --------------------
                                                                                                 $49,251      $58,684
                                                                                                 ====================

 See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 YEAR ENDED JUNE 30,
                                                                                         ---------------------------------------
                                                                                          1999             1998          1997
                                                                                         ---------------------------------------
REVENUES
  Medical premiums                                                                       $73,207         $ 78,582       $ 70,430
  Management fees from related parties                                                    18,148           24,986         40,033
  Interest and other income                                                                2,167            2,020          2,086
                                                                                         ---------------------------------------
     Total revenues                                                                       93,522          105,588        112,549

EXPENSES
  Medical services                                                                        59,917           70,309         57,832
  Marketing, general and administrative                                                   27,291           44,336         52,755
  Depreciation and amortization                                                            3,449            9,679          4,069
  Interest expense                                                                         1,708            1,796          1,360
  Bad debt expense                                                                            --            6,825          1,844
  Shareholder lawsuit settlement                                                              --               --          1,150
                                                                                         ---------------------------------------
     Total expenses                                                                       92,365          132,945        119,010
                                                                                         ---------------------------------------
Earning (loss) from continuing operations before income taxes                              1,157          (27,357)        (6,461)
Income tax expense (benefit)                                                                 582           (4,442)        (1,201)
                                                                                         ---------------------------------------
Earnings (loss) from continuing operations                                                   575          (22,915)        (5,260)
(Loss) earnings from discontinued operation, net of income taxes                              --           (2,581)         1,845
                                                                                         ---------------------------------------
     NET EARNINGS (LOSS)                                                                 $   575         $(25,496)      $ (3,415)
                                                                                         =======================================
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS                            $  0.09         $  (3.48)      $  (0.80)
                                                                                         =======================================
  NET EARNINGS (LOSS) PER COMMON SHARE                                                   $  0.09         $  (3.88)      $  (0.52)
                                                                                         =======================================
  WEIGHTED AVERAGE SHARES OUTSTANDING                                                      6,763            6,578          6,553
                                                                                         =======================================

NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS                            $  0.09         $  (3.48)      $  (0.80)
                                                                                         =======================================
  NET EARNINGS (LOSS) PER COMMON SHARE                                                   $  0.09         $  (3.88)      $  (0.52)
                                                                                         =======================================
  WEIGHTED AVERAGE SHARES OUTSTANDING                                                      6,764            6,578          6,553
                                                                                         =======================================


    See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                           RETAINED        ACCUMULATED
                                            NUMBER OF                      EARNINGS           OTHER               TOTAL
                                             COMMON         COMMON      (ACCUMULATED      COMPREHENSIVE       SHAREHOLDERS'
                                             SHARES         STOCK          DEFICIT)       INCOME (LOSS)          EQUITY
                                         ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                      6,561         $10,625       $27,411            $(214)            $37,822

  Repurchase of common stock                    (25)           (127)           --               --                (127)

  Comprehensive income:
    Net loss                                     --              --        (3,415)              --              (3,415)
    Unrealized gain on marketable
       securities, net of tax of $0.1
       million                                   --              --            --              126                 126
                                         ----------------------------------------------------------------------------------
    Total comprehensive income (loss)            --              --        (3,415)             126              (3,289)
                                         ----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997                      6,536          10,498        23,996              (88)             34,406

  Issuance of common stock                       42             217            --               --                 217

  Comprehensive income:
    Net loss                                     --              --       (25,496)              --             (25,496)
    Unrealized loss on marketable
       securities, net of tax of $0.1
       million                                   --              --            --              (46)                (46)
                                         ----------------------------------------------------------------------------------
    Total comprehensive income (loss)            --              --       (25,496)             (46)            (25,542)
                                         ----------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1998                      6,578          10,715        (1,500)            (134)              9,081

  Issuance of common stock                      383             748            --               --                 748
  Repurchase of common stock                    (13)            (18)           --               --                 (18)

  Comprehensive income:
    Net earnings                                 --              --           575               --                 575
    Unrealized loss on marketable
       securities, net of tax of $ -
       million                                   --              --            --              (26)                (26)
                                         ---------------------------------------------------------------------------------
    Total comprehensive income (loss)            --              --           575              (26)                549
                                         ---------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999                      6,948         $11,445         $(925)           $(160)            $10,360
                                         =================================================================================




See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               YEAR ENDED JUNE 30,
                                                                                   -------------------------------------------
                                                                                        1999           1998          1997
                                                                                   -------------------------------------------
OPERATING ACTIVITIES
    Net earnings (loss)                                                               $   575        $(25,496)       $(3,415)
    Adjustments to reconcile net earnings (loss) to net cash provided by (used
       in) operating activities
    Loss (earnings) from discontinued operation, net                                       --           2,581         (1,845)
    Bad debt expense                                                                       --           6,825          1,844
    (Gain) loss on disposal of assets                                                     (36)            305            (11)
    Depreciation and amortization                                                       3,449           9,679          4,069
    Accrued rent                                                                         (235)           (664)           388
    Deferred income taxes (credit)                                                        494           1,085         (1,604)
    Changes in assets and liabilities net of effects from acquisitions in 1997
       (Increase) decrease in premium receivables                                      (2,722)          2,552         (1,531)
       (Increase) decrease in other receivables                                        (1,339)            625           (342)
       Decrease (increase) in refundable federal income taxes                           5,453          (5,338)         1,407
       (Increase) decrease in prepaid expenses and other                                   (9)            306             37
       Decrease in other assets                                                             7           1,356            108
       Decrease (increase) in intangible assets                                            --            (241)             8
       (Decrease) increase in medical claims payable                                     (194)          8,372        (16,943)
       Increase (decrease) in accounts payable and accrued expenses                       660              78          3,563
       Increase (decrease) in accrued compensation and related benefits                    69            (858)           157
       Increase in other current liabilities                                               28              40            380
                                                                                   -------------------------------------------
       Net cash provided by (used in) operating activities                              6,200           1,207        (13,730)
INVESTING ACTIVITIES
    Purchase of marketable securities                                                  (2,436)         (1,210)        (3,551)
    Proceeds from the sale of marketable securities                                     2,631          11,104          7,063
    Purchase of property and equipment                                                   (682)           (820)        (3,276)
    Proceeds from the sale of property and equipment                                      127              --            400
    Investments in and advances to affiliates                                              --              --            108
    Investment in surplus note receivable                                                  --          (4,600)            --
    Proceeds from collection of note receivable                                         9,193              --             --
    Cash used in discontinued operation                                                (1,047)           (797)        (3,198)
                                                                                   -------------------------------------------
       Net cash provided by (used in) investing activities                              7,786           3,677         (2,454)
FINANCING ACTIVITIES
    Borrowing under line of credit agreement                                               --             142          5,117
    Payments made on long-term debt                                                    (9,957)         (1,566)        (2,903)
    Repurchase of common stock                                                            (18)             --           (127)
    Issuance of common stock                                                               16             217             --
                                                                                   -------------------------------------------
       Net cash (used in) provided by financing activities                             (9,959)         (1,207)         2,087
                                                                                   -------------------------------------------
       Net increase (decrease) in cash and cash equivalents                             4,027           3,677        (14,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         13,259           9,582         23,679
                                                                                   -------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $  17,286        $ 13,259       $  9,582
                                                                                   ===========================================

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)



                                                                                         YEAR ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1999        1998       1997
                                                                                ----------------------------------
       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Interest paid                                                          $  1,708     $1,751      $ 1,673
                                                                                ==================================
           Income taxes paid                                                      $     --     $   61      $ 1,150
                                                                                ==================================

       SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
           ACTIVITIES - 1999
           Investing - Issuance of note receivables in
           connection with sale of discontinued operation                         $ 15,750     $   --      $    --
           Financing - Conversion of current liability to common stock                 625         --           --
           Financing - Conversion of current liability to long-term debt               625         --           --

       SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES - 1997
           Investing - Acquisition of certain contract rights and assets
           of Spectera, Inc.                                                      $     --     $   --      $(1,765)
           Investing - Acquisition of certain liabilities of Spectera, Inc.             --         --          750
                                                                                ----------------------------------
           Net investing activities of discontinued operation                     $     --     $   --      $(1,015)
                                                                                ==================================

         See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

                  BUSINESS. United American Healthcare Corporation, together with its wholly and majority owned subsidiaries (collectively, the Company) is a multi-state provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee, Michigan and, through February 26, 1998, in Florida.

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

         a. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned subsidiaries: U.A. Health Care Corporation (UA-OH), United American of Tennessee, Inc. and Subsidiary (UA-TN), United American of Louisiana, Inc. and Subsidiary (UA-LA), United American of Pennsylvania, Inc. (UA-PA), United American of Georgia, Inc. and Subsidiary (UA-GA), United American of Illinois, Inc. and Subsidiary (UA-ILL), ChoiceOne Preferred Provider Plan, Inc. (ChoiceOne), and Corporate Healthcare Financing, Inc. and Subsidiaries
                  (CHF), and its 80% owned subsidiary United American of Florida, Inc. and Subsidiary (UA-FL). OmniCare Health Plan (OmniCare-TN) is a 75% owned subsidiary of UA-TN, and UltraMedix Healthcare Systems, Inc. (UltraMedix) is a 51% owned subsidiary of UA-FL. The Company ceased activities related to UA-FL, UA-LA and UA-PA in fiscal 1998 and UA-OH, UA-GA and UA-ILL in fiscal 1997. ChoiceOne was sold in December 1997. All significant intercompany transactions and balances have been eliminated in consolidation. Non-majority investments in affiliates in which management has the ability to exercise significant influence are recorded on the equity method. As discussed in Note 4, CHF was sold in August 1998 and is presented as a discontinued operation.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


         d. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables and marketable securities approximate fair values of these instruments at June 30, 1999 and 1998.

         e. MARKETABLE SECURITIES. Investments in marketable securities are primarily comprised of U.S. Treasury notes, debt issuances of municipalities and foreign countries and common stocks all carried at fair value, based upon published quotations of the underlying securities, and six month certificates of deposit carried at cost plus interest earned, which approximates fair value. Marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, are not reasonably expected to be used in the normal operating cycle of the Company and are classified as noncurrent. All other securities available for sale are classified as current.

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

         f. PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures - 5 to 13 years; equipment - 5 years; and computer software - 2 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from 5 to 13 years. The Company uses accelerated methods for income tax purposes. The Company has internally developed customized software, and has capitalized the related costs.

         g. INTANGIBLE ASSETS. Intangible assets resulting from business acquisitions are carried at cost and are currently being amortized on a straight-line basis over their estimated useful lives of 10 years.

         h. LONG-LIVED ASSETS. Following the criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " (SFAS 121), long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances, which would indicate that the carrying value

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997



                  may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values (see Notes 4, 8 and 9).

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

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


         n. STOCK BASED COMPENSATION. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock, if dilutive.

         o. EARNINGS (LOSS) PER SHARE. Basic net earnings (loss) per share excluding dilution has been computed by dividing net earnings
                  (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

                  For the fiscal year ended June 30, 1999, the Company had outstanding stock options for 847 common shares, having a dilutive effect on earnings per share. The Company had no outstanding stock options in the fiscal years ended June 30, 1998 and 1997.

         p. COMPREHENSIVE INCOME. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components. This Statement requires that all items that are required as components of comprehensive income be displayed in a financial statement.

         q. SEGMENT INFORMATION. The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires that an enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         r. RECLASSIFICATIONS. Certain reclassifications have been made to prior years' financial statements' amounts to conform to the current year classifications.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


--------------------------------------------
NOTE 3 - LIQUIDITY AND RESTRUCTURING PROGRAM
--------------------------------------------

                  During fiscal 1998, the Company experienced negative working capital, a reduction in net worth and significant losses from operations. As a result, on January 12, 1998, the Board of Directors of the Company approved a restructuring plan designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. The restructuring program encompassed Company plans to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facility and evaluate the Company's investments in affiliates and other assets. The Company recognized restructuring charges of approximately $9.0 million in fiscal 1998. The Company's restructuring efforts significantly contributed to the $22.9 million loss from continuing operations in fiscal 1998. However, after adjusting for non-cash activities and changes in assets and liabilities, the Company generated positive cash flows from operations in fiscal 1998.

                  At June 30, 1999, the Company had (i) cash and cash equivalents and short-term marketable securities of $18.6 million, compared to $14.7 million at June 30, 1998; (ii) negative working capital of $1.7 million, compared to negative working capital of $14.1 million at June 30, 1998; and (iii) a current assets-to-current liabilities ratio of .96-to-1, compared to .64-to-1 at June 30, 1998. The principal sources of funds for the Company during the year ended June 30, 1999 were $6.3 million provided from net operating activities, including a federal income tax refund of $5.5 million, cash proceeds and payments received on the secured note from the sale of CHF of $9.2 million and proceeds from the sale of property and equipment of $0.1 million -- offset by discontinued operations of $1.0 million, $10.0 million to repay bank debt and the purchase of property and equipment of $0.7 million.

                  The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, including the stabilization of OmniCare-MI, continuation of its restructuring efforts and achieving increased operational efficiencies at its Tennessee operation.

--------------------------------------
NOTE 4 - ACQUISITIONS AND DISPOSITIONS
--------------------------------------

         CORPORATE HEALTHCARE FINANCING, INC. (CHF)

                  On May 7, 1993, the Company acquired substantially all of the assets and assumed certain liabilities of a Maryland limited partnership, in a business combination accounted for as a purchase. The cost at the time of the acquisition was approximately $9.6 million and is included with net assets of discontinued operation in the June 30, 1998 balance sheet. Through August 31, 1998 and June 30, 1997, the purchase price was increased as defined in the asset purchase agreement by the maximum amount of $6.6 million. CHF provided administrative services to self-funded employers and

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

         employee welfare plans, including health benefit plan design and development of workers' compensation and unemployment benefit programs.

                  Effective December 31, 1996, CHF acquired certain contract rights and assets and assumed certain liabilities of Spectera, Inc. for approximately $1.8 million in cash and debt. The excess purchase price over the fair market value of the net assets acquired of approximately $1.0 million has been charged to goodwill, and is included with net assets of discontinued operation in the balance sheet at June 30, 1998.

                  The stock of CHF was sold on September 8, 1998, effective as of August 31, 1998, for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively, to an entity related to the Company through certain common shareholders, including a former officer and director of the Company. The secured note was payable to the Company in four monthly installments of $0.5 million each on the last day of September through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note was payable to the Company in two annual installments of $0.25 million with the balance due August 31, 2001, plus interest at 6% per annum. As required by the Company's line of credit facility, the CHF sale was approved by the Company's bank lender and all proceeds were used to reduce the Company's indebtedness to the bank.

                  In April 1999, the parties agreed to modify the secured note payment terms, extending its maturity date to August 31, 1999, requiring additional principal and interest payments totaling $0.9 million to be paid over the extended period and requiring an additional limited personal guarantee by a principal of the buyer of $1.5 million of the principal of the secured note. Including payments on the secured note, through June 30, 1999, the Company received $9.2 million of the CHF sale price, plus $0.8 million of interest. In June 1999, as an inducement for the buyer to prepay both notes, the Company agreed to a discount of $250,000 if both notes were paid, with accrued interest, by mid-August 1999.

                  Both notes were paid in full with accrued interest, net of the discount, on August 16, 1999. The final payment on the secured and unsecured notes was in the aggregate amount of $8.5 million (including $0.1 million of interest earned after June 30, 1999).

                  In anticipation of this sale, the results of CHF prior to September 1, 1998, have been reported as a discontinued operation in the consolidated financial statements for the years ended June 30, 1999, 1998 and 1997.

                  The carrying value of CHF was written down by $2.5 million at June 30, 1998, to the net realizable value of $17.75 million, and represented the excess (deficit) of revenues over expenses of CHF during that period. These adjustments are included in the expenses of the discontinued operation to reflect an increase or reduction in the net carrying value to the net realizable value of $17.75 million. The net carrying value of the assets and liabilities of CHF have been recorded in the June 30, 1998 consolidated balance sheet as net assets of discontinued operation, except for cash and cash equivalents of $1.0 million, which are included with cash and cash equivalents in the consolidated balance sheet as of June 30, 1998.

                  Earnings (loss) from discontinued operation for the two months ended August 31, 1998 and each of the twelve months ended June 30, 1998 and 1997 are summarized as follows (in thousands):




                                                                          TWO            TWELVE MONTHS ENDED
                                                                      MONTHS ENDED            JUNE 30,
                                                                       AUGUST 31,      ------------------------
                                                                          1998            1998          1997
                                                                     ------------------------------------------
         Total revenues                                                   $ 4,570         $ 21,949      $18,803
         Total expenses                                                     4,061           24,769       15,794
         Income tax expense (benefit)                                         509             (239)       1,164
                                                                     ==========================================
         Earnings (loss) from discontinued operation net of income
             taxes                                                        $    --         $ (2,581)     $ 1,845
                                                                     ==========================================

                  CHF and its subsidiaries' consolidated balance sheet at June 30, 1998 is summarized as follows (in thousands):


                   ASSETS
                   ------------------------------------------------------------------------------------
                     Cash and cash equivalents                                                  $ 1,047
                     Commission, service fees and other receivables, net                         10,602
                     Property and equipment, net                                                  2,602
                     Intangible assets, net                                                       5,239
                     Other assets                                                                 1,330
                                                                                          -------------
                                                                                                $20,820
                                                                                          =============
                   LIABILITIES AND SHAREHOLDER's Equity
                   ------------------------------------------------------------------------------------
                     Accounts payable and accrued expenses                                      $ 1,597
                     Accrued compensation and related benefits                                      953
                     Payable to parent                                                                -
                     Debt payable within one year                                                   200
                     Long-term debt                                                                 320
                                                                                          -------------
                                                                                                  3,070
                     Shareholder's equity                                                        17,750
                                                                                          -------------
                                                                                                $20,820
                                                                                          =============

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

         ULTRAMEDIX HEALTHCARE SYSTEMS, INC. (ULTRAMEDIX)

                  In February 1994, the Company entered into a long-term agreement to manage UltraMedix. As of January 1996, the Company's ownership in the voting common stock of UltraMedix was 51%.

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

                  Through the date of the commencement of liquidation, the results of these operations were included in the 1998 consolidated results of operations of the Company, which included a net loss totaling $9.3 million. In connection with the liquidation, the Company wrote off goodwill and accumulated amortization of approximately $4.5 million and $1.0 million, respectively, and recognized a loss on the liquidation of approximately $2.3 million.

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

         OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

                  In February 1994, the Company entered into a long-term agreement to manage OmniCare-TN and effective July 1994 acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash. Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock, and 100% of the preferred stock, of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $0.1 million and $10.9 million, respectively, of which $8.7 million was the conversion of OmniCare-TN debt to the Company to equity and $2.3 million was paid in cash.

                  This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of approximately $7.4 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

          common stock ownership interest. Goodwill is reduced by the subsequent utilization of OmniCare-TN's net operating losses generated prior to January 31, 1996. In fiscal 1999, goodwill was reduced by $0.5 million as a result of the utilization of OmniCare-TN's net operating loss carryforwards (NOLs) generated prior to January 31, 1996. The remaining net operating losses related to OmniCare-TN were generated subsequent to January 31, 1996.

                  In July 1998, the Company made an additional cash contribution of $0.75 million to OmniCare-TN, in exchange for additional preferred stock of OmniCare-TN to be issued to the Company.

------------------------------
NOTE 5 - MARKETABLE SECURITIES
------------------------------

                  A summary of amortized cost, gross unrealized gain and loss and estimated fair value of marketable securities as of June 30 was as follows (in thousands):



                                                                            GROSS UNREALIZED
                                                                       --------------------------
                                                                                                  ESTIMATED
                                                     AMORTIZED COST          GAIN         LOSS    FAIR VALUE
                                                    --------------------------------------------------------
1999
Available for sale - Current:
    Certificates of deposit                             $1,112             $   --      $    --       $ 1,112
    Foreign government debt securities                      25                 --           --            25
    Equity securities                                      377                 --         (224)          153
                                                    --------------------------------------------------------
                                                         1,514                 --         (224)        1,290
Available for sale - Noncurrent:
    Money market                                           170                 --           --           170
    U.S. government obligations                          1,401                 --          (23)        1,378
                                                    --------------------------------------------------------
                                                         1,571                 --          (23)        1,548
                                                    --------------------------------------------------------
                                                        $3,085             $   --        $(247)       $2,838
                                                    ========================================================

1998
Available for sale - Current:
    Certificates of deposit                             $  582             $   --       $   --        $  582
    Foreign government debt securities                      25                 --           --            25
    Equity securities                                    1,040                 --         (216)          824
                                                    --------------------------------------------------------
                                                         1,647                 --         (216)        1,431
Available for sale - Noncurrent:
   U.S. government obligations                           1,385                 11           --         1,396
                                                    --------------------------------------------------------
                                                        $3,032             $   11       $ (216)       $2,827
                                                    ========================================================

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


                  At June 30, 1999, the statement value and estimated fair value of fixed maturities, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          AMORTIZED  ESTIMATED
                                                            COST     FAIR VALUE
                                                          ---------------------
        Due in one year or less                           $ 2,513     $ 2,490
        Due in one year through five years                     25          25
                                                          ---------------------
                                                          $ 2,538     $ 2,515
                                                          =====================

                  Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $1.6 million and $1.4 million at June 30, 1999 and 1998, respectively.

-------------------------------
 NOTE 6 - CONCENTRATION OF RISK
-------------------------------

                  During the years ended June 30, 1999, 1998 and 1997 approximately 76%, 60% and 50%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. TennCare withholds 10% of the Company's monthly capitation payment. TennCare remits the monthly withheld amounts to the Company when certain informational filing requirements are met by the Company. Amounts withheld by TennCare as of June 30, 1999 and 1998 totaled approximately $3.7 million and $1.6 million, respectively. The Company has recorded a receivable of approximately $1.7 million and $1.1 million at June 30, 1999 and 1998, respectively, from the TennCare program adverse selection pool. The receivable is based on tentative information provided to the Company by the State of Tennessee.

                  The Company has entered into a long-term management agreement with OmniCare-MI. Pursuant to the management agreement, the Company provides management and consulting services to OmniCare-MI and is generally paid a percentage of revenues to manage the plan. Management fee revenues from OmniCare-MI as a percentage of the Company's total revenues were 19%, 24% and 26% for the years ended June 30, 1999, 1998 and 1997, respectively.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


-----------------------------------------------------
NOTE 7 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
-----------------------------------------------------

                  Property and equipment at each June 30 consists of the following (in thousands):


                                                                                           1999         1998
                                                                                        -----------------------
                  Furniture and fixtures                                                  $  1,853      $ 2,390
                  Equipment                                                                  8,840        8,158
                  Computer software                                                          6,347        6,347
                                                                                        -----------------------
                                                                                            17,040       16,895
                  Less accumulated depreciation and amortization                            13,039       10,797
                                                                                        -----------------------
                                                                                          $  4,001      $ 6,098
                                                                                        =======================

                  Intangible assets at each June 30 consists of the following (in thousands):


                                                                                           1999         1998
                                                                                        -----------------------
                  Goodwill                                                                $  6,972      $ 7,466
                  Less accumulated amortization                                              2,598        1,837
                                                                                        -----------------------
                                                                                          $  4,374      $ 5,629
                                                                                        =======================

--------------------------------------------------
NOTE 8 - INVESTMENTS IN AND ADVANCES TO AFFILIATES
--------------------------------------------------

                  Investments in and advances at June 30, 1999 and 1998 to affiliates are comprised of the following (in thousands):



                           PhilCare Health Systems                                        $  2,100
                           Advica Health Management                                          2,300
                           Less impairment loss                                              4,400
                                                                                        ----------
                                                                                          $     --
                                                                                        ==========

                  In fiscal 1998, the Company recorded full impairment losses against its investments in PhilCare and Advica. The establishment of the impairment losses were based on the Company's evaluation of the net recoverable value of such investments. This resulted in bad debt expense of $4.4 million for the year ended June 30, 1998.

--------------------------------
NOTE 9 - SURPLUS NOTE RECEIVABLE
--------------------------------

                  On June 30, 1998 the Company funded a $4.6 million unsecured loan to OmniCare-MI, evidenced by a surplus note, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. Pursuant to the surplus note, interest and principal payments are subject to approval by the Michigan Insurance Bureau (Bureau) and shall be repaid only out of the statutory surplus earnings of OmniCare-MI. The interest rate is at prime, payable annually and if not paid annually is forfeited. Interest income of $0.4 million was forfeited for fiscal 1999. The

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

         principal has no stated maturity or repayment date. The surplus note is subordinated to all other claimants of OmniCare-MI.

                  The Company recorded an impairment loss based on its evaluation in fiscal 1998, which considered the estimate of OmniCare-MI's future undiscounted cash flows and statutorily derived surplus earnings and repayments conditioned on Bureau approval, of the net recoverable value of its note receivable from OmniCare-MI. This resulted in bad debt expense of $2.3 million for the year ended June 30, 1998.

------------------------
NOTE 10 - LONG TERM DEBT
------------------------

                  In September 1998, the Company and its bank lender amended the Company's loan agreement and promissory note to: (i) decrease the line of credit amount to $20.94 million and (ii) require reductions in the outstanding balance owed to the bank at scheduled future dates, including the permanent reduction of the outstanding balance to the lesser of the then outstanding principal balance or $8.0 million by April 15, 1999.

                  In May 1999, the Company and its bank lender amended the Company's loan agreement and promissory note requiring the Company to:
         (i) decrease the principal amount to $16.6 million by September 1, 1999, (ii) permanently reduce the outstanding balance to the lesser of the then outstanding principal balance or $16.6 million by September 1, 1999, (iii) meet with the lender to establish financial covenants for minimum net worth, debt service coverage ratio, and maximum debt to worth ratio prior to September 1, 1999, and (iv) obtain or arrange for the return or cancellation of the existing $0.5 million letter of credit provided by the Company on behalf of its wholly owned subsidiary, UA-LA and its wholly owned subsidiary, OmniCare Health Plan of Louisiana, Inc. by June 30, 1999. The bank has granted the Company a waiver on items (iii) and (iv), extending the date to October 1, 1999. The maturity date of the line of credit is October 1, 1999. The bank and the Company have agreed to negotiate the restructuring of the loan agreement and promissory note within the next 90 days, and the bank has agreed to extend the maturity date during this period. Pursuant to the promissory note, interest is payable monthly at the bank's prime rate (7.75% at June 30, 1999) plus one percent.

                  As part of a shareholder lawsuit settlement the Company agreed to pay the plaintiffs in the form of a $625,000 promissory note from the Company dated December 11, 1998, payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum.

                  The Company's outstanding debt at each June 30 is as follows (in thousands):


                                                                                   1999           1998
                                                                              ----------------------------
              Line of credit                                                       $12,487         $22,444
              Promissory note                                                          625              --
                                                                              ----------------------------
                                                                                    13,112          22,444
              Less debt payable within one year                                     12,737          14,444
                                                                              ----------------------------
              Long-term debt, less current portion                                 $   375         $ 8,000
                                                                              ============================

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

--------------------------------
NOTE 11 - MEDICAL CLAIMS PAYABLE
--------------------------------

                  The Company has recorded a liability of $19.8 million and $20.0 million at June 30, 1999 and 1998, respectively, for unpaid claims and medical claims incurred by enrollees but not reported to the Company for payment by the health care providers as of each date. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 1999 and 1998.

                  The following table provides a reconciliation of the unpaid claims for the years ended June 30, 1999 and 1998 (in thousands):


                                                                                         1999          1998
                                                                                    ---------------------------
                 Balance at beginning of fiscal year                                       $20,004     $11,632

                 Incurred loss as related to current year                                   59,916      68,245
                 Incurred losses related to prior year                                          --       2,064
                                                                                    ---------------------------
                     Total losses incurred                                                  59,916      70,309

                 Paid claims related to current year                                        47,442      48,241
                 Paid claims related to prior year                                          12,668      13,696
                                                                                    ---------------------------
                     Total paid claims                                                      60,110      61,937
                                                                                    ---------------------------
                 Balance at end of fiscal year                                             $19,810     $20,004
                                                                                    ===========================

                  The $2.1 million unfavorable development in fiscal 1998 on incurred losses related to prior years was primarily attributable to UltraMedix ($3.4 million in 1998) and that plan's use of high cost hospital providers and an increase in utilization driven by the plan's rapid commercial membership growth. In fiscal 1998 OmniCare-TN's stricter approach to reviewing authorizations and denying claims for untimely filing and procedures that were not authorized or were not medically necessary resulted in favorable developments of $1.4 million on incurred losses related to prior years.

                  Under an agreement with its reinsurer, the Company is liable for the first $100,000 in medical costs per enrollee per year. Liability in excess of this amount is assumed by the reinsurer, subject to a 20% deductible and limits on maximum cost per day of hospitalization.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


----------------------
NOTE 12 - INCOME TAXES
----------------------

                  The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):


                                                                          1999          1998          1997
                                                                       ---------------------------------------
          Continuing operations:
            Current expense (benefit)                                     $   89       $(5,527)     $   403
            Deferred expense (credit)                                        562        (1,996)      (2,325)
            Change in valuation allowance                                    (69)        3,081          721
                                                                       ---------------------------------------
                                                                          $  582       $(4,442)     $(1,201)
                                                                       =======================================
          Discontinued operation                                          $  509       $  (239)     $ 1,164
                                                                       =======================================

                  A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):


                                                                              1999        1998         1997
                                                                          --------------------------------------
         Income tax expense (benefit) at the statutory tax rate               $  366      $(9,302)    $(2,197)
         State and city income tax                                               148           19         115
         Tax-exempt interest on municipal bonds                                  (37)         (97)       (138)
         Non-deductible goodwill amortization                                    258        1,676         334
         Other, net                                                              (96)         181         (28)
         NOL reduction of goodwill                                               494           --          (8)
         Valuation allowance                                                    (551)       3,081         721
                                                                          --------------------------------------
                                                                              $  582      $(4,442)    $(1,201)
                                                                          ======================================

                  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred taxes, projected future taxable income, and tax planning strategies in making this assessment.

                  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 1999. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


                  Components of the Company's deferred tax assets and liabilities at each June 30 are as follows (in thousands):


                                                                                            1999          1998
                                                                                         --------------------------
          Deferred tax assets
               Shareholder lawsuit settlement                                            $       --     $    379
               Losses in unconsolidated affiliates                                            1,826        1,826
               Accrued rent                                                                     238          318
               Bad debt expense                                                               2,856        2,856
               Deferred compensation                                                            152          130
               Unrealized net depreciation on marketable securities                              75           70
               Other, net                                                                        --           10
               Net operating loss carryforward of consolidated losses                         1,036          700
               Net operating loss carryforward of purchased subsidiary                        2,331        3,234
                                                                                         --------------------------
          Total gross deferred tax assets                                                     8,514        9,523
          Valuation allowance                                                                (7,961)      (8,512)
                                                                                         --------------------------
          Total net deferred tax assets                                                         553        1,011
          Deferred tax liabilities
               Depreciation and amortization                                                    (39)         (33)
               Software development                                                            (514)        (978)
                                                                                         -------------------------
          Total gross deferred tax liabilities                                                 (553)      (1,011)
                                                                                         --------------------------
          Net deferred tax asset                                                         $       --     $     --
                                                                                         ==========================

                  The valuation allowance balance at June 30, 1999 includes allowances relating to net operating loss carryforwards (NOLs) of OmniCare-TN, the purchased subsidiary, an entity which is consolidated as of June 30, 1999, consolidated loss NOL carryforwards, valuation on the realizability of net deferred assets and that portion of equity in net losses and bad debt expense in affiliates which reduces the Company's investments. As of June 30, 1999, the NOLs for federal income tax purposes expire from 2009 to 2013.

                  Activity in the valuation allowance is as follows (in thousands):


                      Balance at June 30, 1996                                         $ 4,718
                      Change in valuation allowance                                        721
                      NOLs of purchased subsidiary                                          (8)
                                                                                   --------------
                      Balance at June 30, 1997                                           5,431
                      Change in valuation allowance                                      3,081
                                                                                   --------------
                      Balance at June 30, 1998                                           8,512
                      Change in valuation allowance                                       (551)
                                                                                   --------------
                      Balance at June 30, 1999                                         $ 7,961
                                                                                   ==============

                  The Company believes it is more likely than not that if a tax deductible event occurs, the result will be a capital loss on that portion of valuation allowance provided

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

         for equity in net losses and bad debt expense in affiliates which reduces the Company's investments. The capital loss is able to be offset only by capital gains currently not generated by the Company.

------------------------------------
NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

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

                  Health insurance for some of the Company's employees was provided by the clients it manages. This expense was approximately $0.4 million, $1.0 million and $1.6 million for the years ended June 30, 1999, 1998 and 1997, respectively.

----------------------------------
NOTE 14 - BENEFIT AND OPTION PLANS
----------------------------------

                  The Company offers a 401(K) retirement and savings plan that covers substantially all of its employees. The Company's maximum matching contribution is 5% of compensation through January 1, 1998 and 1% thereafter. Company contributions to the 401(K) plan were approximately $25,000, $400,000 and $600,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

                  The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan (ESPP), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions to the ESPP were approximately $53,000, $9,000 and $200,000 for the years ended June 30, 1999, 1998 and 1997.

                  Previously, the Company had adopted a stock option plan (the Old Stock Option Plan), under which a maximum of 331,250 common shares had been reserved for issuance upon exercise of options granted under the Old Stock Option Plan. The Old Stock Option Plan was terminated and superseded by the Company's 1998 Stock Option Plan (1998 Plan) adopted by its Board of Directors on August 6, 1998 and approved by the Company's shareholders on November 12, 1998. No options were granted under the Old Stock Option Plan. The Company has an aggregate of 500,000 common shares reserved for issuance upon exercise of options under the 1998 Plan. On September 9, 1998,

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

         December 15, 1998 and February 3, 1999, nonqualified options for a total of 325,000, 26,000, and 5,000 common shares, respectively, were granted under the 1998 Plan.

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

                  SFAS 123 prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings (loss) and earnings (loss) per share from continuing operations, assuming dilution, for 1999 and 1998, would have been the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                                      1999              1998
                                                                                ------------------------------
         Earnings (loss) from continuing operations:
              As reported                                                             $  575          $(22,915)
              Pro forma                                                               $  295          $(22,967)
         Earning (loss) from continuing operations per share (Basic and
           Diluted):
              As reported                                                             $ 0.09          $  (3.48)
              Pro forma                                                               $ 0.04          $  (3.49)

                  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 62.85%; risk free interest rate of 4.93%; and expected life of 10 years. The effects of applying SFAS 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


                  Information regarding the stock options for 1999 and 1998 follows (in thousands except prices):


                                                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                   ----------------------------------------------------------------------------
                                                                                                   NUMBER OF
                                                                 WEIGHTED                            SHARES
                                                                  AVERAGE          AVERAGE        EXERCISABLE       WEIGHTED
                                                                 EXERCISE         REMAINING       AT JUNE 30,       AVERAGE
                                                     SHARES        PRICE      CONTRACTUAL LIFE        1999       EXERCISE PRICE
                                                   ----------------------------------------------------------------------------
Options outstanding at June 30, 1997                        -            -                    -               -               -
Granted                                                   100        $1.38            5.0 years               -               -
Exercised                                                   -            -                    -               -               -
Expired                                                     -            -                    -               -               -
Options outstanding at June 30, 1998                      100        $1.38            5.0 years               -               -
Granted                                                   355        $1.59            9.4 years             325           $1.63
Exercised                                                   -            -                    -               -               -
Expired                                                     -            -                    -               -               -
Options outstanding at June 30, 1999                      455        $1.55            8.0 years             432           $1.56

                  Options for 45,000 common shares were available for grant at the end of fiscal 1999.


----------------
NOTE 15 - LEASES
----------------

                  The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through May 2006. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

                  Rent expense charged to operations for the years ended June 30, 1999, 1998 and 1997 totaled approximately $1.6 million, $2.2 million and $3.5 million, respectively.

                  Minimum future rental payments under all non-cancelable operating leases having remaining terms in excess of one year as of June 30, 1999 total $7.1 million as follows (in thousands):
         2000-$1,540; 2001-$841; 2002-$777; 2003-$857; 2004-$854; thereafter
         $744.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


------------------------------
NOTE 16 - YEAR 2000 COMPLIANCE
------------------------------

                   The Company has developed and followed a plan to ensure all modifications and conversions to its primary information systems are implemented and thoroughly tested on a timely basis. The Company estimates that over 90% of such modifications and conversions have been made to date. Management anticipates that the remaining modifications and conversions will be completed by October 4, 1999 and that the Company's primary computerized information systems will be Year 2000 compliant by that date.

                  Although the Company is in the process of completing a contingency plan for critical computerized information systems to mitigate potential delays or other problems associated with such modifications or conversions deemed necessary by management, the Company continues to bear some risk related to the Year 2000 issue due to its voluntary interaction with other entities not affiliated with the Company (e.g., vendors and customers) who must address their own Year 2000 issues. For this reason, the Company has been monitoring the Year 2000 issues of certain third parties with which it interacts. The Company has asked such third parties to demonstrate, or give some indication as to, their ability to become Year 2000 compliant. With respect to any third party who appears unlikely to remedy its Year 2000 issues, the Company intends to take appropriate steps to mitigate the exposure to the risk posed by such third party's failure to timely address its Year 2000 issues. However, due to the uncertainty inherent in both the Year 2000 problem and the efforts of third parties to timely resolve their own Year 2000 issues, there can be no assurances the Company's mitigation efforts will be successful or that the failure of any third party or the Company to timely resolve its Year 2000 issues will not have a material adverse impact on the Company's operations, operating results or financial position.

                  Both internal and external resources were utilized in the Company's efforts to become Year 2000 compliant. During the year ended June 30, 1999, $0.8 million of costs were incurred by the Company in connection with its efforts to become Year 2000 compliant. The total costs of the Company's efforts to become Year 2000 compliant are not expected to exceed $1.6 million, of which approximately 60% represents capital costs. Costs related to software modifications have been, and will continue to be, expensed as incurred.

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

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997

         this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

-----------------------
NOTE 17 - CONTINGENCIES
-----------------------

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

                  A demand for arbitration was filed on December 1, 1998 with the American Arbitration Association, entitled SunTel Services, Inc. v. United American Healthcare Corporation. The claimant sought approximately $414,000 from the Company for alleged breach of a lease agreement for telecommunications equipment and related services. The Company, which had returned the leased equipment from business locations it had closed, asserted a counterclaim. In April 1999, the parties reached a settlement agreement and the arbitration proceeding was dismissed in exchange for the Company's payment to the claimant of $120,000 in cash and issuance to the claimant of 67,369 new shares of common stock of the Company valued at $80,000.

                  A demand for arbitration was filed on May 20, 1999 with the American Arbitration Association by Ronald R. Dobbins, who had been President and Chief Operating Officer of the Company until May 1998. The claimant seeks termination benefits of approximately $650,000. No date has been set for the arbitration hearing. The Company intends to vigorously defend this matter.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


-----------------------------------------------------
NOTE 18 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
-----------------------------------------------------

                  The following table presents selected quarterly financial data for the years ended June 30, 1999 and 1998 (in thousands, except per share data):



                                       JUNE         MARCH        DECEMBER        SEPTEMBER           TOTAL
                                   ------------- ------------- -------------- ---------------- ------------------
1999
  Total revenues                      $25,459       $23,341       $22,370        $22,352             $  93,522
  Earnings from continuing
    operations                             34           267           154            120                   575
  Net earnings                             34           267           154            120                   575
  Net earnings per common share
    assuming dilution                      --          0.04          0.02           0.02                  0.09


1998
  Total revenues                      $22,708       $26,656       $29,192        $27,032              $105,588
  Loss from continuing operations      (6,792)       (7,080)       (7,501)        (1,542)              (22,915)
  Net loss                             (9,252)       (6,878)       (8,033)        (1,333)              (25,496)
  Net loss per common share
    assuming dilution                   (1.41)        (1.05)        (1.22)         (0.20)                (3.88)


                  In the quarter ended June 1999, the Company made the following significant adjustments: (i) recognized a retroactive medical premium rate increase from the State of Tennessee of $1.2 million, (ii) recorded a $250,000 discount related to the accelerated payoff of the CHF buyer's notes and (iii) recorded a $494,000 tax provision related to preacquisition net operating losses for OmniCare-TN.

                  In the quarter ended June 1998, the Company made the following significant adjustments: (i) recorded impairment losses against its investment in PhilCare and its note receivable from OmniCare-MI, which resulted in bad debt expense of $4.4 million, (ii) expensed $0.3 million of capitalized software development costs and changed the estimate of the remaining useful life of the Company's internally developed software which resulted in additional amortization expense of $0.3 million, (iii) decreased rent expense by $0.6 million as a result of rent concessions obtained on the Company's corporate headquarters,
         (iv) expensed to medical expense $0.5 million established as a contra liability related to the liquidation of UltraMedix, and (v) adjusted the vacation accrual which resulted in a decrease of vacation expense of $0.2 million.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997


---------------------------------------
NOTE 19 - SEGMENT FINANCIAL INFORMATION
---------------------------------------

         Summarized financial information for the Company's principal operations is as follows (in thousands):


----------------------------------------------------------------------------------------------------------------------------------
                                         Management            HMOs &         Self-Funded
                 1999                     Companies (1)     Managed Plans       Benefit         Corporate &       Consolidated
                                                                 (2)           Plan (3)        Eliminations          Company
----------------------------------------------------------------------------------------------------------------------------------
Revenues - external customers                  $ 18,148          $ 73,207     $         -      $          -          $  91,355
Revenues - intersegment                           9,932                 -               -            (9,932)                 -
Interest and other income                         1,516                 -               -              (546)             2,167
                                         -----------------------------------------------------------------------------------------
Total revenues                                 $ 29,596          $ 74,404     $         -      $    (10,478)         $  93,522
==================================================================================================================================
Interest expense                               $  1,708          $      -     $         -      $          -          $   1,708
Bad debt expense                                      -                 -               -                 -                  -
Operating earnings (losses)                        (976)            2,893               -              (760)             1,157
Segment assets                                   37,238            18,553               -            (6,540)            49,251
Purchase of equipment and capitalized
   software                                         682                 -               -                 -                682
Depreciation and amortization                     2,688                 -               -               761              3,449

----------------------------------------------------------------------------------------------------------------------------------
                 1998
----------------------------------------
Revenues - external customers                  $ 24,986          $ 78,582     $         -      $          -          $ 103,568
Revenues - intersegment                          12,423               135               -           (12,558)                 -
Interest and other income                         3,213               768               -            (1,961)             2,020
                                         -----------------------------------------------------------------------------------------
Total revenues                                 $ 40,622          $ 79,485     $         -      $    (14,519)         $ 105,588
==================================================================================================================================
Interest expense                               $  1,796          $      -     $         -      $          -          $   1,796
Bad debt expense                                  6,725               100               -                 -              6,825
Operating earnings (losses)                     (20,609)            5,614               -            (1,134)           (27,357)
Net loss from discontinued operation                  -                 -          (2,581)                -             (2,581)
Segment assets                                   42,521            16,493     $    16,703           (17,033)            58,684
Purchase of equipment and capitalized
   software                                         820                 -               -                 -                820
Depreciation and amortization                     8,289               257               -             1,133              9,679

----------------------------------------------------------------------------------------------------------------------------------
                 1997
----------------------------------------
Revenues - external customers                  $ 40,033          $ 70,430     $         -      $          -          $ 110,463
Revenues - intersegment                          14,675               175               -           (14,850)                 -
Interest and other income                         3,328             1,162               -            (2,404)             2,086
                                         -----------------------------------------------------------------------------------------
Total revenues                                 $ 58,036          $ 71,767     $         -      $    (17,254)         $ 112,549
==================================================================================================================================
Interest expense                               $  1,360          $      -     $         -      $          -          $   1,360
Bad debt expense                                    728             1,116               -                 -              1,844
Operating (losses)                               (1,308)           (4,678)              -              (475)            (6,461)
Net earnings from discontinued
   operation                                          -                 -           1,845                 -              1,845
Purchase of equipment and capitalized
   software                                       3,276                 -               -                 -              3,276
Depreciation and amortization                     3,546                57               -               466              4,069
----------------------------------------------------------------------------------------------------------------------------------

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          JUNE 30, 1999, 1998 AND 1997



(1)  Management companies: United American Healthcare Corporation (1999, 1998,
     1997), U.A. Health Care Corporation of Ohio (1997), United American of Tennessee, Inc. (1999, 1998, 1997), United American of Louisiana, Inc. (1998, 1997), United American of Pennsylvania, Inc. (1998, 1997), United American of Georgia, Inc. (1998, 1997), United American of Illinois, Inc. (1998, 1997), ChoiceOne Preferred Provider Plan, Inc. (1998, 1997), and United American of Florida, Inc. (1998, 1997).

(2)  HMOs and Managed Plans: OmniCare Health Plan of Tennessee (1999, 1998,
     1997), UltraMedix Healthcare Systems, Inc. (1998, 1997), and County Care
     (1999).

(3) Self-Funded Benefit Plan: Corporate Healthcare Financing, Inc. and Subsidiaries (1998, 1997).

                                  EXHIBIT INDEX


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
     3.1            Restated Articles of                Exhibit 3.1 to the Registrant's Form S-1
                    Incorporation of Registrant         Registration Statement under the Securities
                                                        Act of 1933, as amended, declared effective
                                                        on April 23, 1991 ("1991 S-1")

     3.1(a)         Certificate of Amendment to the     Exhibit 3.1(a) to 1991 S-1
                    Articles of Incorporation of
                    Registrant

     3.2            Amended and Restated Bylaws of      Exhibit 3.2 to the Registrant's 1993 Form
                    Registrant                          10-K

     4.1            Incentive and Non-Incentive Stock   Exhibit 4.1 to the Registrant's 1995 Form
                    Option Plan of Registrant           10-K
                    effective March 25, 1991, as
                    amended

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

    10.3            Management Agreement between U.A.   Exhibit 10.3 to 1991 S-1
                    Health Care Corporation and
                    Personal Physician Care, Inc.
                    dated March 18, 1987

    10.4            Amendment dated February 16, 1993   Exhibit 10.5 to the Registrant's 1995 Form
                    to                                  10-K


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
                    Management Agreement between
                    United American Healthcare
                    Corporation and Personal
                    Physician Care, Inc. dated March
                    18, 1987

    10.5            Amendment dated June 16, 1994 to    Exhibit 10.4 to the Registrant's 1994 Form
                    Management Agreement between U.A.   10-K
                    Health Care Corporation and
                    Personal Physician Care, Inc.
                    dated March 18, 1987

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

    10.8            Amendment dated September 4, 1995   Exhibit 10.9 to the Registrant's 1995 Form
                    to Management Agreement between     10-K
                    UltraMedix Healthcare Systems,
                    Inc. and United American of
                    Florida, Inc. dated February 1,
                    1995


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    10.9            Amendment dated September 20,       Exhibit 10.10 to Registrant's 1995 Form 10-K
                    1995 to Management Agreement
                    between UltraMedix Health Care
                    Systems, Inc. and United American
                    of Florida, Inc. dated February
                    1, 1995
    10.10           Lease Agreement between 1155        Form 8-K filed August 8, 1991
                    Brewery Park Limited Partnership
                    and Registrant dated July 24,
                    1991, effective May 1, 1992
    10.11           Amendment dated December 8, 1993    Exhibit 10.8 to the Registrant's 1994 Form
                    to Lease agreement between 1155     10-K
                    Brewery Park Limited Partnership
                    and Registrant dated July 24, 1991
    10.12           Amendment dated April 15, 1993 to   Exhibit 10.13 to Registrant's 1995 Form 10-K
                    Lease Agreement between 1155
                    Brewery Park Limited Partnership
                    and Registrant dated July 24, 1991
    10.13           Lease Agreement between Baltimore   Exhibit 10.7 to the Registrant's 1993 Form
                    Center Associates Limited           10-K
                    Partnership and Corporate
                    Healthcare Financing, Inc. dated
                    August 24, 1988, as amended April
                    12, 1993, effective the later of
                    May 1, 1993 or the date premises
                    are ready for occupancy


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    10.14           Amendment dated May 11, 1994        Exhibit 10.11 to the Registrant's 1994
                    (effective June 30, 1994) to        Form 10-K
                    Lease agreement between Baltimore
                    Center Associates Limited
                    Partnership and Corporate
                    Healthcare Financing, Inc
    10.15           Lease Agreement between CLW         Exhibit 10.2 to Registrant's 1994 Form 10-K
                    Realty Asset Group, Inc., as
                    agent for The Prudential
                    Insurance Company of America and
                    United American of Florida dated
                    May 31, 1994, effective June 1,
                    1994
    10.16           Lease Agreement between Fleming     Exhibit 10.3 to Registrant's 1994 Form 10-K
                    Companies, Inc. and United
                    American of Tennessee dated June
                    30, 1994, effective the date
                    premises are ready for occupancy
    10.17           Lease Agreement between             Exhibit 10.19 to Registrant's 1995 Form 10-K
                    International Business Machines
                    Corporation and Registrant dated
                    August 29, 1994
    10.18           Amended and Restated Line of        Exhibit 10.20 to Registrant's 1995 Form 10-K
                    Credit Facility Agreement between
                    Michigan National Bank and
                    Registrant dated March 14, 1995
    10.19           Promissory notes between Michigan   Exhibit 10.9 to the Registrant's 1993 Form
                    National Bank and Registrant        10-K
                    dated August 26, 1993


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    10.20           Asset Purchase Agreement between    Form 8-K filed May 24, 1993 and Form 8-K/A
                    CHF, Inc., Healthcare Plan          filed July 21, 1993
                    Management, Inc., CHF-HPM Limited
                    Partnership, Louis J. Nicholas
                    and Keith B. Sullivan and
                    Registrant dated May 7, 1993
    10.21           Loan and Security Agreement         Exhibit 10.18 to Registrant's 1994 Form 10-K
                    between UltraMedix Health Care
                    Systems, Inc. and United American
                    of Florida dated February 1, 1994
    10.22           Amendment dated June 13, 1995 to    Exhibit 10.26 to Registrant's 1995 Form 10-K
                    the Loan and Security Agreement
                    between UltraMedix Care Systems,
                    Inc. and United American of
                    Florida, Inc. dated February 1,
                    1994
    10.23           Form of Stock Transfer Services     Exhibit 10.19 to Registrant's 1994 Form 10-K
                    Agreement between Huntington
                    National Bank and Registrant
    10.24           Employment Agreement between        Exhibit 10.15 to 1991 S-1
                    Julius V. Combs, M.D. and
                    Registrant dated March 15, 1991
    10.25           Employment Agreement between        Exhibit 10.16 to 1991 S-1
                    Ronald R. Dobbins and Registrant
                    dated March 15, 1991


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    10.26           Employment Agreement between        Exhibit 10.22 to Registrant's 1994 Form 10-K
                    Louis J. Nicholas and Corporate
                    Healthcare Financing, Inc. dated
                    May 7, 1993
    10.27           First Amendment to Contingent       Form 10-Q for the Quarter Ended March 31,
                    Note Promissory Note between        1996, filed May 14, 1996
                    CHF-HPM Limited Partnership and
                    the Registrant
    10.28           Acquisition of majority interest    Form 8-K filed April 19, 1996
                    in OmniCare Health Plan, Inc. of
                    Tennessee and UltraMedix
                    Healthcare Systems, Inc.
    10.29           Injured Workers' Insurance Fund     Form 10-K/A filed October 14, 1996, as
                    Contract No. IWIF 9-96 Managed      amended
                    Care Contract with Statutory
                    Benefits Management Corporation
                    dated June 19, 1996
    10.30           Ernst & Young LLP Report of         Exhibit 10.30 to Registrant's 1998 Form 10-K
                    Independent Auditors  as of June
                    30, 1996
    10.31           Renaissance Center Office Lease     Form 10-Q for the Quarter Ended September
                    between Renaissance Center          30, 1996, filed November 13, 1996
                    Venture and Registrant
    10.32           Purchase Agreement between          Form 10-Q for the Quarter Ended December
                    Statutory Benefits Management       31, 1996, filed February 10, 1997
                    Corporation and Spectera, Inc.


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    10.33           Agreement of Purchase and Sale of   Form 10-K filed October 14, 1997
                    Stock, dated September 12, 1997
                    between CHF Acquisition, Inc. and
                    the Registrant
    10.34           Ernst & Young LLP Report of         Form 10-K filed October 14, 1997
                    Independent Auditors  as of June
                    30, 1997
    10.35           Amended and Restated Business       Form 10-Q for the Quarter Ended
                    Loan Agreement between Michigan     March 31, 1998, filed May 15, 1998
                    National
                    Bank and Registrant dated March
                    12, 1998 (effective as of
                    February 1, 1998)
    10.36           Business Loan Agreement Addendum    Form 10-Q for the Quarter Ended
                    between Michigan National Bank      March 31, 1998, filed May 15, 1998
                    and Registrant dated March 12,
                    1998 (effective as of February 1,
                    1998)
    10.37           Promissory Note dated March 12,     Form 10-Q for the Quarter Ended
                    1998 (effective as of February 1,   March 31, 1998, filed May 15, 1998
                    1998) from Registrant to Michigan
                    National Bank
    10.38           Employment Agreement between        Exhibit 10.38 to Registrant's 1998
                    Gregory H. Moses, Jr. and           Form 10-K
                    Registrant dated May 11, 1998
    10.39           Amendment dated as of June 30,      Exhibit 10.39 to Registrant's 1998
                    1998 to Lease Agreement between     Form 10-K
                    1155 Brewery Park Limited
                    Partnership and Registrant dated
                    June 24, 1991


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    10.40           Termination of Lease dated June     Exhibit 10.40 to Registrant's 1998
                    24, 1998 between Renaissance        Form 10-K
                    Holdings, Inc. (successor to
                    Renaissance Center Venture) and
                    Registrant
    10.41           United American Healthcare          Exhibit 10.41 to Registrant's 1998
                    Corporation 1998 Stock Option Plan  Form 10-K
    10.42           Stock Purchase Agreement among      Exhibit 10.42 to Registrant's 1998
                    Registrant, CHFA, Inc. and          Form 10-K
                    Corporate Healthcare Financing,
                    Inc. dated August 31, 1998
    10.43           Secured Promissory Note dated       Exhibit 10.43 to Registrant's 1998
                    August 31, 1998 from CHFA, Inc.     Form 10-K
                    to Registrant
    10.44           Unsecured Promissory Note dated     Exhibit 10.44 to Registrant's 1998
                    August 31, 1998 from CHFA, Inc.     Form 10-K
                    to Registrant
    10.45           Guaranty Agreement of Louis J.      Exhibit 10.45 to Registrant's 1998
                    Nicholas dated August 31, 1998      Form 10-K
    10.46           Pledge Agreement between CHFA,      Exhibit 10.46 to Registrant's 1998
                    Inc. and Registrant dated August    Form 10-K
                    31, 1998
    10.47           Amendment of Business Loan          Exhibit 10.47 to Registrant's 1998
                    Agreement between Registrant and    Form 10-K
                    Michigan National Bank dated
                    September 1, 1998
    10.48           Promissory Note dated September     Exhibit 10.48 to Registrant's 1998
                    1, 1998 of Registrant to Michigan   Form 10-K
                    National Bank


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    10.49           Pledge Agreement dated September      Exhibit 10.49 to Registrant's 1998
                    1, 1998 from Registrant to            Form 10-K
                    Michigan National Bank
    10.50           Promissory Note dated December        Form 10-Q filed February 16, 1999
                    11, 1998 from Registrant to UAH
                    Securities Litigation Fund
    10.51           Amendment of Promissory Note and                                                         *
                    Business Loan Agreement from
                    Michigan Nation Bank dated May 6,
                    1999
    10.52           Provider Contract between Urban
                    Hospital Care Plus and Registrant
                    dated April 1, 1999                                                                      *
    10.53           Assignment and Assumption of
                    Subleases and Security Deposits
                    between International Business                                                           *
                    Machines Corporation and Registrant
                    dated September 9, 1999
    16.1            Concurring Letter regarding           Form 8-K filed October 30, 1997
                    change in Certifying Accountants
                    dated October 30, 1997, from
                    Grant Thornton LLP
    16.2            Concurring Letter regarding           Form 8-K/A filed November 12, 1997
                    change in Certifying Accountants
                    dated November 12, 1997, from
                    Grant Thornton LLP
    16.3            Concurring Letter regarding           Form 8-K/A filed November 12, 1997
                    change in Certifying Accountants
                    dated November 12, 1997, from
                    Ernst & Young LLP


    EXHIBIT         DESCRIPTION OF                              INCORPORATED HEREIN BY                    FILED
    NUMBER          DOCUMENT                                         REFERENCE TO                        HEREWITH
    ------------------------------------------------------------------------------------------------------------------
    16.4            Concurring Letter regarding         Form 8-K filed January 20, 1998
                    change in Certifying Accountants
                    dated January 16, 1998, from
                    Arthur Andersen LLP
    21              Subsidiaries of the Registrant                                                         *
    27              Financial Data Schedule                                                                *
    99.1            Press Release dated January 12,     Form 8-K filed January 20, 1998
                    1998