Form 10-Q
period 1999-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 1999-11-10
CIK 867963

================================================================================


                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF NOVEMBER 9, 1999 was 6,779,134.


================================================================================
    As filed with the Securities and Exchange Commission on November 9, 1999

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS






PART I                                                                                PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements--
                    Condensed Consolidated Balance Sheets-September 30, 1999
                      and June 30, 1999                                                  2
                    Condensed Consolidated Statements of Operations--Three
                      Months Ended September 30, 1999 and 1998                           3
                    Condensed Consolidated Statements of Cash Flows--Three
                      Months Ended September 30, 1999 and 1998                           4
                    Notes to the Unaudited Condensed Consolidated Financial
                      Statements                                                         5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               10


PART II

         Item 1.    Legal Proceedings                                                   14
         Item 2.    Changes in Securities and Use of Proceeds                           14
         Item 3.    Defaults Upon Senior Securities                                     14
         Item 4.    Submission of Matters to a Vote of Security Holders                 14
         Item 5.    Other Information                                                   14
         Item 6.    Exhibits and Reports on Form 8-K                                    16


SIGNATURES                                                                              17

EXHIBITS                                                                                18

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              SEPTEMBER 30,    JUNE 30,
                                                                                                   1999          1999
                                                                                             ---------------  ------------
    ASSETS                                                                                    (Unaudited)
--------------------------------------------------------------------------------
    Current assets
      Cash and cash equivalents                                                                 $  18,153     $  17,286
      Marketable securities, available for sale                                                     1,804         1,290
      Premium receivables                                                                           4,667         5,445
      Notes receivable                                                                                  -         8,432
      Management fee receivable                                                                     3,967         2,932
      Other receivables                                                                               165           223
      Prepaid expenses and other                                                                      439           290
      Deferred income taxes                                                                           227           227
                                                                                                ---------     ---------
        Total current assets                                                                       29,422        36,125

    Property and equipment, net                                                                     3,640         4,001
    Intangible assets, net                                                                          4,206         4,374
    Surplus note receivable, net                                                                    2,300         2,300
    Marketable securities                                                                           1,731         1,548
    Deferred income taxes                                                                             326           326
    Other assets                                                                                    1,027           577
                                                                                                ---------     ---------
                                                                                                $  42,652     $  49,251
                                                                                                =========     =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
    Current liabilities
      Current portion of long-term debt                                                         $   4,348     $  12,737
      Medical claims payable                                                                       21,454        19,810
      Accounts payable and accrued expenses                                                         3,381         2,959
      Accrued compensation and related benefits                                                     1,058         1,309
      Other current liabilities                                                                       529           448
      Deferred income taxes                                                                           514           514
                                                                                                ---------     ---------
         Total current liabilities                                                                 31,284        37,777

    Long-term debt, less current portion                                                              250           375
    Accrued rent                                                                                      700           700
    Deferred income taxes                                                                              39            39

    Shareholders' equity
      Preferred stock, 5,000,000 shares authorized; none issued                                         -             -
      Common stock, no par, 15,000,000 shares authorized; 6,779,134 and 6,947,683
         issued and outstanding at September 30, 1999 and June 30, 1999, respectively              11,151        11,445
      Accumulated deficit                                                                            (618)         (925)
      Accumulated other comprehensive loss, net of income taxes                                      (154)         (160)
                                                                                                ---------     ---------
                                                                                                   10,379        10,360
                                                                                                =========     =========
                                                                                                $  42,652     $  49,251
                                                                                                =========     =========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                          -------------------------
                                                                                             1999          1998
                                                                                          ----------    -----------
REVENUES
  Medical premiums                                                                        $ 20,311      $ 16,585
  Management fees from related party                                                         4,449         5,302
  Interest and other income                                                                    443           465
                                                                                          --------      --------
       Total revenues                                                                       25,203        22,352

EXPENSES
  Medical services                                                                          16,859        14,097
  Marketing, general and administrative                                                      6,957         6,705
  Depreciation and amortization                                                                834           887
  Interest expense                                                                             189           495
                                                                                          --------      --------
       Total expenses                                                                       24,839        22,184
                                                                                          --------      --------
Earnings before income taxes                                                                   364           168
Income tax expense                                                                              57            48
                                                                                          --------      --------
      NET EARNINGS                                                                        $    307      $    120
                                                                                          ========      ========

NET EARNINGS PER COMMON SHARE - BASIC
  Net earnings per common share                                                           $   0.05      $   0.02
                                                                                          ========      ========
  Weighted average shares outstanding                                                        6,800         6,578
                                                                                          ========      ========

NET EARNINGS PER COMMON SHARE - DILUTED
  Net earnings per common share                                                           $   0.05      $   0.02
                                                                                          ========      ========
  Weighted average shares outstanding                                                        6,800         6,754
                                                                                          ========      ========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                  1999           1998
                                                                                              ------------   ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings                                                                           $      307     $      120
       Adjustments to reconcile net earnings to net cash provided by operating activities
          Loss on disposal of assets                                                                  22              -
          Depreciation and amortization                                                              834            887
          Net change in assets and liabilities                                                     1,099            (97)
                                                                                              ----------     ----------
               Net cash provided by operating activities                                           2,262            910

    CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of marketable securities                                                            (691)             -
       Proceeds from the sale of property and equipment                                                -            122
       Purchase of property and equipment                                                           (328)           (12)
       Proceeds from collection of notes receivable                                                8,432          2,000
       Cash used in discontinued operation                                                             -         (1,047)
                                                                                              ----------     ----------
               Net cash provided by investing activities                                           7,413          1,063

    CASH FLOWS FROM FINANCING ACTIVITIES
       Payments made on long-term debt                                                            (8,514)        (2,000)
       Repurchase of common stock                                                                   (370)             -
       Issuance of common stock                                                                       76              -
                                                                                              ----------     ----------
               Net cash used in financing activities                                              (8,808)        (2,000)
                                                                                              ----------     ----------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             867            (27)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              17,286         13,259
                                                                                              ----------     ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   18,153     $   13,232
                                                                                              ==========     ==========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                                          $      189     $      495
                                                                                              ==========     ==========
    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
       Issuance of notes receivable in connection with sale of discontinued operation                  -     $   15,750
                                                                                              ==========     ==========


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2000. Audited June 30, 1999 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

-----------------------------------------------------
NOTE 2 - COMPREHENSIVE INCOME
-----------------------------------------------------

          The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                         ----------------------
                                                                                          1999           1998
                                                                                         -------        -------
             Net earnings                                                                $   307        $   120
             Unrealized holding gains, net of deferred federal income taxes                    6              -
                                                                                         =======        =======
             Comprehensive income                                                        $   313        $   120
                                                                                         =======        =======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1999 AND 1998

         The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 1999 and June 30, 1999, include net unrealized holding losses, net of deferred federal income taxes.

------------------------------------------------------------------
NOTE 3 - ACQUISITIONS AND DISPOSITIONS
------------------------------------------------------------------

CORPORATE HEALTHCARE FINANCING, INC. (CHF)

         The stock of CHF was sold on September 8, 1998, effective as of August 31, 1998, for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively, to an entity related to the Company through certain common shareholders, including a former officer and director of the Company.

         Both notes were paid in full with accrued interest on August 16, 1999. The final payment on the secured and unsecured notes was in the aggregate amount of $8.5 million, including $0.1 million of interest.

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

         In July 1998, the Company made an additional cash contribution of $0.75 million to OmniCare-TN, in exchange for additional preferred stock of OmniCare-TN to be issued to the Company.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1999 AND 1998

-----------------------------------------------------
NOTE 4 - LONG TERM DEBT
-----------------------------------------------------

         The maturity date of the Company's bank line of credit is December 31, 1999. The bank and the Company are in the process of restructuring the loan agreement and promissory note.

         The Company has an outstanding $625,000 promissory note dated December 11, 1998, issued in a shareholder lawsuit settlement, payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum.

         The Company's outstanding debt is as follows (in thousands):

                                                            SEPTEMBER 30,        JUNE 30,
                                                                1999               1999
                                                         -----------------------------------
            Line of credit                                   $  3,973             $ 12,487
            Promissory note                                       625                  625
                                                         -----------------------------------
                                                                4,598               13,112
            Less debt payable within one year                   4,348               12,737
                                                         ===================================
            Long-term debt, less current portion             $    250             $    375
                                                         ===================================

--------------------------------------------------
NOTE 5 - LIQUIDITY
--------------------------------------------------

         At September 30, 1999, the Company had (i) cash and cash equivalents and short-term marketable securities of $20.0 million, compared to $18.6 million at June 30, 1999; (ii) negative working capital of $1.9 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of .94-to-1, compared to .96-to-1 at June 30, 1999. The principal sources of funds for the Company during the three months ended September 30, 1999 were $2.3 million provided from net operating activities and cash proceeds and payments received on the notes from the sale of CHF of $8.4 million -- offset by $8.5 million to repay bank debt, purchases of marketable securities of $0.7 million, repurchase of common stock of $0.4 million and the purchase of property and equipment of $0.3 million.

         The maturity date of the Company's line of credit is December 31, 1999. The bank and the Company are in the process of restructuring of the loan agreement and promissory note by that date.

         The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI and continuation of its restructuring efforts.

         Management expects that the OmniCare-MI corrective action plan, which has been implemented, will continue to stabilize that Plan. The Plan has successfully renegotiated certain major hospital provider contracts, including its most significant hospital contract, which was one of the major components of the corrective action plan, the effects of which will reduce medical costs.


--------------------------------------------------
NOTE 6 - NET EARNINGS PER COMMON SHARE
--------------------------------------------------

         Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic for the months ended September 30, 1999 and 1998, since the Company did not have any outstanding securities having a dilutive effect on earnings per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1999 AND 1998

-----------------------------------------------------
NOTE 7 - YEAR 2000 COMPLIANCE
-----------------------------------------------------

         The Company has developed and followed a plan to ensure all modifications and conversions to its primary information systems are implemented and thoroughly tested on a timely basis. Management believes that all major modifications and conversions have been completed and that the Company's primary computerized information systems are Year 2000 compliant.

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

         Both internal and external resources have been utilized in the Company's efforts to become Year 2000 compliant. The total costs of the Company's efforts to become Year 2000 compliant are not expected to exceed $1.6 million, of which approximately 60% represents capital costs. Costs related to software modifications have been, and will continue to be, expensed as incurred.

-----------------------------------------------------
NOTE 8 - CONTINGENCIES
-----------------------------------------------------

         A demand for arbitration was filed on May 20, 1999 with the American Arbitration Association by Ronald R. Dobbins, who had been President and Chief Operating Officer of the Company until May 1998. The claimant seeks termination benefits of approximately $650,000. The arbitration hearing has been scheduled for January 17-19, 2000. The Company intends to vigorously defend this matter.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 1999 AND 1998


-----------------------------------------------------
NOTE 9 - UNAUDITED SEGMENT FINANCIAL INFORMATION
-----------------------------------------------------

         Summarized financial information for the Company's principal operations is as follows (in thousands):

------------------------------------------------------------------------------------------------------------------------
                                             Management             HMOs &
                                              Companies        Managed Plans         Corporate &        Consolidated
            SEPTEMBER 30, 1999                   (1)                 (2)            Eliminations          Company
------------------------------------------------------------------------------------------------------------------------
Revenues - external customers                    $    4,449      $     20,311       $          -        $    24,760
Revenues - intersegment                               2,960                 -             (2,960)                 -
Interest and other income                               229               308                (94)               443
                                             ===========================================================================
Total revenues                                   $    7,638      $     20,619       $     (3,054)       $    25,203
========================================================================================================================
Interest expense                                 $      189      $          -       $          -        $       189
Operating earnings (losses)                            (213)              745               (168)               364
Segment assets                                       28,661            21,159             (7,168)            42,652
Purchase of equipment                                   328                 -                  -                328
Depreciation and amortization                           665                 -                169                834

------------------------------------------------------------------------------------------------------------------------
            SEPTEMBER 30, 1998
--------------------------------------------
Revenues - external customers                    $    5,302      $     16,585       $          -        $    21,887
Revenues - intersegment                               2,380                 -             (2,380)                 -
Interest and other income                               317               302               (154)               465
                                             ===========================================================================
Total revenues                                   $    7,999      $     16,887       $     (2,534)       $    22,352
========================================================================================================================
Interest expense                                 $      495      $          -       $           -       $       495
Operating earnings (losses)                             329                29               (190)               168
Segment assets                                       39,531            19,407               (224)            58,714
Purchase of equipment                                    12                 -                  -                 12
Depreciation and amortization                           696                 -                191                887

------------------------------------------------------------------------------------------------------------------------

(1)      Management Companies:  United American Healthcare Corporation (1999,
         1998) and United American of Tennessee, Inc. (1999, 1998).

(2) HMOs and Managed Plans: OmniCare Health Plan of Tennessee (1999, 1998) and County Care (1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

         The Company continues to implement the restructuring plan initiated in fiscal 1998, which during the first quarter of fiscal 1999 included changes in senior management, sale of CHF, renegotiation of the bank credit facility and continued efforts to achieve further cost reductions and maintain Company revenue.

         In August 1998, the then Chief Executive Officer of the Company retired and the Board of Directors elected Gregory H. Moses, Jr. as the new Chief Executive Officer of the Company, and the Company's Corporate Controller became its new Treasurer.

         In September 1998, effective as of August 31, 1998, CHF was sold for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $9.2 million of the sales price plus $0.8 million of interest in cash was received through June 30, 1999. On August 16, 1999, the Company was paid $8.5 million, the remaining principal balance of the secured and unsecured notes and accrued interest ($0.1 million), net of a $250,000 discount granted as an inducement for the buyer to prepay both notes. As required by the Company's line of credit facility, the sale was approved by the bank and all proceeds were used to reduce the Company's indebtedness to the bank.

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

         In May 1999, the Company and its bank lender amended the Company's loan agreement and promissory note requiring the Company to: (i) decrease the principal sum to $16.6 million by September 1, 1999, (ii) permanently reduce the bank's commitment to the lesser of the then outstanding principal balance or $16.6 million by September 1, 1999, (iii) meet with the lender to establish financial covenants for minimum net worth, debt service coverage ratio and maximum debt to worth ratio prior to September 1, 1999, and (iv) obtain or arrange for the return or cancellation of the existing $0.5 million letter of credit provided by the Company on behalf of its wholly owned subsidiary, UA-LA and its wholly owned subsidiary, OmniCare Health Plan of Louisiana, Inc., by June 30, 1999. The maturity date of the Company's bank line of credit is December 31, 1999. The bank and the Company are in the process of the restructuring the loan agreement and promissory note.

         Effective April 1, 1999, the Company entered into the County Care contract to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County (Michigan) who lack access to private or employer sponsored health insurance or to another government health plan. The initial contract period was for six months, with automatic renewal for successive periods of one year unless terminated by either party as provided in the contract. The contract currently expires ending September 30, 2000. Although Company management does not expect significant net earnings directly from the County Care contract, management believes that entering into this contract is consistent with the Company's strategic objective of expanding the enrollment base and achieving size sufficient to enable the Company to negotiate better rates, save on administrative costs and increase profits.

         On May 6, 1999, the Company's Board of Directors authorized the repurchase by the Company of up to 250,000 of the Company's common shares (approximately 3.6% of the total outstanding common shares) in the open market. At June 30, 1999, 12,900 shares had been repurchased by the Company, and the additional 237,100 shares were repurchased in the three months ended September 30, 1999.

              FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues increased $2.8 million (12%), from $22.4 million in the three months ended September 30, 1998 to $25.2 million in the three months ended September 30, 1999.

         Medical premium revenues were $20.3 million in the three months ended September 30, 1999, an increase of $3.7 million (22%) from medical premium revenues of $16.6 million in the three months ended September 30, 1998. Medical premiums for OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company, increased $1.4 million (8%), from

$16.6 million in the three months ended September 30, 1998 to $18.0 million in the three months ended September 30, 1999.

         The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 43,200 for the three months ended September 30, 1999 compared to 45,800 for the three months ended September 30, 1998 -- was $139 for the three months ended September 30, 1999, compared to $120 for the three months ended September 30, 1998, an increase of $19.00 (16%) or $2.4 million in total. $16.00 of the $19.00 rate increase represents an adjustment by the State of Tennessee's TennCare Bureau to adjust the funding level for benefits covered by TennCare, of which $12.40 (77.5%) is earmarked for payments to providers. The effect of the rate increase was offset by a 6% decrease in member months or approximately $1.0 million. The enrollment decrease is primarily due to the TennCare Bureau's disenrollment of working uninsured who were determined to be no longer eligible for coverage based on a questionnaire sent by the TennCare Bureau. OmniCare-TN is reviewing the eligibility status of the disenrolled members for possible reenrollment.

         Premium revenues from the County Care program totaled $2.3 million for the three months ended September 30, 1999.

         Management fees were $4.5 million in the three months ended September 30, 1999, a decrease of $0.8 million (15%) from fees of $5.3 million in the three months ended September 30, 1998, and represent management fees earned from OmniCare-MI. The decrease is due to a reduction in operating revenues of OmniCare-MI in the first quarter of fiscal 2000 due primarily to enrollment and rate decreases of approximately 12% and 5%, respectively. The enrollment decrease is primarily in the commercial market. Management believes that a major contributing factor to the enrollment decrease was the negative publicity from newspaper stories in May 1998 regarding state regulations of OmniCare-MI. Company management vigorously addressed and improved that situation, and in fiscal 2000 OmniCare-MI is experiencing a steady increase in signing up new employer groups and raising the average number of members in each group. The rate decrease is attributable mainly to the Medicaid market and is due primarily to changes in the Medicaid membership mix.

         Total expenses before income taxes totaled $24.8 million in the three months ended September 30, 1999, compared to $22.2 million in the three months ended September 30, 1998, an increase of $2.6 million (12%).

         Medical service expenses were $16.9 million in the three months ended September 30, 1999, an increase of $2.8 million (20%) from medical service expenses of $14.1 million in the three months ended September 30, 1998. Medical service expenses for OmniCare-TN increased $0.7 million (5%), from $14.1 million in the three months ended September 30, 1998 to $14.8 million in the three months ended September 30, 1999. The percentage of medical service expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 82% for the three months ended September 30, 1999 and 85% for the three months ended September 30, 1998 for

OmniCare-TN.

         Medical service expenses for County Care were $2.0 million for the three months ended September 30, 1999. The MLR for County Care is estimated at 88%, a rate management believes is adequate to establish reserves sufficient to cover anticipated program medical expenses.

         Interest expense decreased $0.3 million (60%), to $0.2 million for the three months ended September 30, 1999, from $0.5 million for the three months ended September 30, 1998, due to debt reduction.

         As a result of the foregoing, the Company recognized earnings before income taxes of $0.4 million for the three months ended September 30, 1999, double the earnings from operations before income taxes of $0.2 million for the three months ended September 30, 1998. Net earnings were $0.3 million for the three months ended September 30, 1999, compared to net earnings of $0.1 million for the three months ended September 30, 1998, an increase of $0.2 million.

                         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had (i) cash and cash equivalents and short-term marketable securities of $20.0 million, compared to $18.6 million at June 30, 1999; (ii) negative working capital of $1.9 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of .94-to-1, compared to .96-to-1 at June 30, 1999. The principal sources of funds for the Company during the three months ended September 30, 1999 were $2.3 million provided from net operating activities and cash proceeds and payments received on the notes from the sale of CHF of $8.4 million -- offset by $8.5 million to repay bank debt, purchases of marketable securities of $0.7 million, repurchase of common stock of $0.4 million and the purchase of property and equipment of $0.3 million.

         The maturity date of the Company's line of credit is December 31, 1999. The bank and the Company are in the process of restructuring of the loan agreement and promissory note by that date.

         The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI and continuation of its restructuring efforts.

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

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

                             NEW YORK STOCK EXCHANGE

         The Company's common stock is listed on the New York Stock Exchange, Inc. ("Exchange"). In 1998, the Exchange and the Company had communications about the Company not meeting applicable listing standards, and the Company consequently presented to the Exchange a definitive action plan for meeting those standards within a reasonable period. In February 1999, the Exchange notified the Company that, based on its review of the plan submitted by the Company, the Exchange would continue the listing of the Company currently and would review the Company's continued listing on a quarterly basis for compliance with the plan submitted. In July 1999, the Exchange notified the Company of new continued listing requirements and requested the Company to submit a revised definitive action plan to demonstrate how the Company would meet the new requirements over a 12-month period. The Company submitted its plan in September 1999 and provided additional information in October 1999. There can be no assurance as to the Company's continued listing on the Exchange.

                            SHARE REPURCHASE PROGRAM

         On May 6, 1999, the Company's Board of Directors authorized the repurchase by the Company of up to 250,000 of the Company's common shares (approximately 3.6% of the total outstanding common shares) in the open market. At June 30, 1999,

12,900 shares had been repurchased by the Company, and the additional 237,100 shares were repurchased during the three months ended September 30, 1999.

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

         9. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
         10.        Adverse publicity and media coverage.
         11.        Inability to carry out marketing and sales plans.
         12.        Loss or retirement of key executives.
         13. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
         14. The selection by employers and individuals of higher co-payment/deductible/ coinsurance plans with relatively lower premiums or margins.
         15. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
         16. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.
         17. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
         18. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
         19.        Adverse results from significant litigation matters.
         20.        Adverse impact from Year 2000 issues.
         21. Inability to maintain continued New York Stock Exchange listing.
         22.        Inability to renegotiate bank loan agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

                    Exhibit Number            Description of Document
                          27                  Financial data schedule

         (b)        Reports on Form 8-K

                    None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  November 9, 1999                 By: /s/ Gregory H. Moses, Jr.
                                            -----------------------------------
                                             Gregory H. Moses, Jr.
                                             President & Chief Executive Officer

Dated:  November 9, 1999                 By: /s/ Paul G. Samuels
                                            -----------------------------------
                                             Paul G. Samuels
                                             Chief Financial Officer

EXHIBIT INDEX

                  Exhibit Number             Description of Document
                       27                    Financial data schedule