Form 10-Q
period 1999-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2000-02-14
CIK 867963

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 1999
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF FEBRUARY 14, 2000 WAS 6,779,134.


================================================================================
    As filed with the Securities and Exchange Commission on February 14, 2000

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I                                                                                                               PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements--
                    Condensed Consolidated Balance Sheets - December 31, 1999
                      and June 30, 1999                                                                                 2
                    Condensed Consolidated Statements of Operations - Three and Six Months
                      Ended December 31, 1999 and 1998                                                                  3
                    Condensed Consolidated Statements of Cash Flows - Six Months
                      Ended December 31, 1999 and 1998                                                                  4
                    Notes to the Unaudited Condensed Consolidated Financial Statements                                  5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                               9


PART II

         Item 1.    Legal Proceedings                                                                                  15
         Item 2.    Changes in Securities and Use of Proceeds                                                          15
         Item 3.    Defaults Upon Senior Securities                                                                    15
         Item 4.    Submission of Matters to a Vote of Security Holders                                                15
         Item 5.    Other Information                                                                                  16
         Item 6.    Exhibits and Reports on Form 8-K                                                                   18


SIGNATURES                                                                                                             19

EXHIBITS                                                                                                               20

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             DECEMBER 31,      JUNE 30,
                                                                                                 1999            1999
                                                                                           ----------------- --------------
  ASSETS                                                                                     (Unaudited)
  ----------------------------------------------------------------------------------------
  Current assets
    Cash and cash equivalents                                                               $      14,220    $     17,286
     Marketable securities, available for sale                                                      1,690           1,290
     Premium receivables                                                                            4,126           5,445
     Notes receivable                                                                                   -           8,432
     Management fee and advance receivable                                                          6,190           2,932
     Other receivables                                                                                152             223
     Prepaid expenses and other                                                                       514             290
     Deferred income taxes                                                                            227             227
                                                                                           ----------------- --------------
       Total current assets                                                                        27,119          36,125

  Property and equipment, net                                                                       3,770           4,001
  Intangible assets, net                                                                            4,018           4,374
  Surplus note receivable, net                                                                      2,300           2,300
  Marketable securities                                                                             1,913           1,548
  Deferred income taxes                                                                               326             326
  Other assets                                                                                      1,175             577
                                                                                           ----------------- --------------
                                                                                            $      40,621    $     49,251
                                                                                           ================= ==============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ----------------------------------------------------------------------------------------
  Current liabilities
    Current portion of long-term debt                                                      $        4,473    $     12,737
    Medical claims payable                                                                         19,190          19,810
    Accounts payable and accrued expenses                                                           4,103           2,959
    Accrued compensation and related benefits                                                         941           1,309
    Other current liabilities                                                                         503             448
    Deferred income taxes                                                                             514             514
                                                                                           ----------------- --------------
       Total current liabilities                                                                   29,724          37,777

  Long-term debt, less current portion                                                                125             375
  Accrued rent                                                                                        700             700
  Deferred income taxes                                                                                39              39

  Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                                           -               -
    Common stock, no par, 15,000,000 shares authorized; 6,779,134 and 6,947,683 issued
       and outstanding at December 31, 1999 and June 30, 1999, respectively                        11,151          11,445
    Accumulated deficit                                                                              (964)           (925)
    Accumulated other comprehensive loss, net of income taxes                                        (154)           (160)
                                                                                           ----------------- --------------
                                                                                                   10,033          10,360
                                                                                           ================= ==============
                                                                                           $       40,621    $     49,251
                                                                                           ================= ==============

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 DECEMBER 31,                    DECEMBER 31,
                                                        ------------------------------- --------------------------------
                                                             1999            1998            1999            1998
                                                        ---------------- -------------- ---------------- ---------------
REVENUES
  Medical premiums                                      $       20,556   $     16,635   $      40,867    $     33,220
  Management fees from related party                             4,650          5,046           9,099          10,348
  Interest and other income                                        353            689             796           1,154
                                                        ---------------- -------------- ---------------- ---------------
       Total revenues                                           25,559         22,370          50,762          44,722

EXPENSES
  Medical services                                              17,069         14,140          33,928          28,237
  Marketing, general and administrative                          7,873          6,747          14,830          13,452
  Depreciation and amortization                                    863            857           1,697           1,744
  Interest expense                                                  94            443             283             938
                                                        ---------------- -------------- ---------------- ---------------
       Total expenses                                           25,899         22,187          50,738          44,371
                                                        ---------------- -------------- ---------------- ---------------
(Loss) earnings before income taxes                               (340)           183              24             351
Income tax expense                                                   6             29              63              77
                                                        ---------------- -------------- ---------------- ---------------
    NET (LOSS) EARNINGS                                 $         (346)  $        154   $         (39)   $        274
                                                        ================ ============== ================ ===============

NET (LOSS) EARNINGS PER COMMON SHARE - BASIC
  Net (loss) earnings per common share                  $        (0.05)  $       0.02   $       (0.01)   $       0.04
                                                        ================ ============== ================ ===============

  Weighted average shares outstanding                            6,779          6,651           6,790           6,617
                                                        ================ ============== ================ ===============

NET (LOSS) EARNINGS PER COMMON SHARE - DILUTED
  Net (loss) earnings per common share                  $        (0.05)  $       0.02   $       (0.01)   $       0.04
                                                        ================ ============== ================ ===============

  Weighted average shares outstanding                            6,779          6,651           6,790           6,623
                                                        ================ ============== ================ ===============



See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                            ----------------------------
                                                                                                1999          1998
                                                                                            ------------- --------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss) earnings                                                                  $        (39) $        274
       Adjustments to reconcile net (loss) earnings to net cash used in operating activities
          Loss on disposal of assets                                                                  22             -
          Depreciation and amortization                                                            1,697         1,744
          Net change in assets and liabilities                                                    (2,668)       (5,120)
                                                                                            ------------- --------------
               Net cash used in operating activities                                                (988)       (3,102)

    CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of marketable securities                                                            (691)            -
       Proceeds from the sale of property and equipment                                              125           124
       Purchase of property and equipment                                                         (1,136)          (85)
       Proceeds from collection of notes receivable                                                8,432         4,000
       Cash used in discontinued operation                                                             -        (1,047)
                                                                                            ------------- --------------
               Net cash provided by investing activities                                           6,730         2,992

    CASH FLOWS FROM FINANCING ACTIVITIES
       Payments made on long-term debt                                                            (8,514)       (4,346)
       Repurchase of common stock                                                                   (370)            -
       Issuance of common stock                                                                       76             -
                                                                                            ------------- --------------

               Net cash used in financing activities                                              (8,808)       (4,346)
                                                                                            ------------- --------------
    NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   (3,066)       (4,456)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              17,286        13,259
                                                                                            ============= ==============
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     14,220  $      8,803
                                                                                            ============= ==============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                                        $        283  $        938
                                                                                            ============= ==============
    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
       Issuance of notes receivable in connection with sale of discontinued operation       $          -  $     15,750
                                                                                            ============= ==============


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

------------------------------------------------------
NOTE 1 - BASIS OF PREPARATION
------------------------------------------------------

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the six-month period ended December 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2000. Audited June 30, 1999 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

---------------------------------------------------------
NOTE 2 - COMPREHENSIVE INCOME
---------------------------------------------------------

         The components of comprehensive (loss) income, net of related tax, are summarized as follows (in thousands):

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     DECEMBER 31,               DECEMBER 31,
                                                              ------------- ------------- ----------- -------------
                                                                  1999          1998         1999         1998
                                                              ------------- ------------- ----------- -------------
Net (loss) earnings                                           $      (346)  $       154   $      (39) $        274
Unrealized holding gains, net of deferred federal income
    taxes                                                               -             -            6             -
                                                              ============= ============= =========== =============
Comprehensive (loss) income                                   $      (346)  $       154   $      (33) $        274
                                                              ============= ============= =========== =============

         The components of accumulated other comprehensive loss, included in shareholders' equity at December 31, 1999 and June 30, 1999, include net unrealized holding losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

----------------------------------------------
NOTE 3 - ACQUISITIONS AND DISPOSITIONS
----------------------------------------------

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

         Both notes were paid in full with accrued interest, net of an agreed $0.25 million prepayment discount, on August 16, 1999. The final payment on the secured and unsecured notes was in the aggregate amount of $8.5 million, including $0.1 million of interest.

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

         In July 1998, the Company made an additional cash contribution of $0.75 million to OmniCare-TN, in exchange for additional preferred stock of OmniCare-TN.

----------------------------------------------
NOTE 4 - LONG TERM DEBT
----------------------------------------------

         The maturity date of the Company's bank line of credit was December 31, 1999. In February 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to March 31, 2000.

         The Company has an outstanding promissory note in the original principal amount of $0.625 million, dated December 11, 1998, issued in a shareholder lawsuit settlement, payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum.

         The Company's outstanding debt is as follows (in thousands):

                                                                DECEMBER 31,       JUNE 30,
                                                                    1999             1999
                                                              ----------------- ---------------
          Line of credit                                      $       3,973     $      12,487
          Promissory note                                               625               625
                                                              ----------------- ---------------
                                                                      4,598            13,112
          Less debt payable within one year                           4,473            12,737
                                                              ================= ===============
          Long-term debt, less current portion                $         125     $         375
                                                              ================= ===============

---------------------------------------------
NOTE 5 - LIQUIDITY
---------------------------------------------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

         At December 31, 1999, the Company had (i) cash and cash equivalents and short-term marketable securities of $15.9 million, compared to $18.6 million at June 30, 1999; (ii) negative working capital of $2.6 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of .91-to-1, compared to .96-to-1 at June 30, 1999. The principal uses of funds for the Company during the six months ended December 31, 1999 were $1.0 million used in net operating activities, cash proceeds and payments received on the notes from the sale of CHF of $8.5 million -- offset by $8.5 million to repay bank debt, purchases of marketable securities of $0.7 million, repurchase of common stock of $0.4 million and the purchase of property and equipment of $1.1 million.

         The maturity date of the Company's bank line of credit was December 31, 1999. In February 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to March 31, 2000.

         The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of the managed care organization managed by the Company in Michigan, Michigan Health Maintenance Organization Plans, Inc., d/b/a/ OmniCare Health Plan ("OmniCare-MI").

----------------------------------------------
NOTE 6 - NET (LOSS) EARNINGS PER COMMON SHARE
----------------------------------------------

         Basic net (loss) earnings per share excluding dilution has been computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share is computed the same as basic for the three and six months ended December 31, 1999 and 1998, since the Company did not have any outstanding securities having a dilutive effect on (loss) earnings per share.

----------------------------------------------
NOTE 7 - YEAR 2000 COMPLIANCE
----------------------------------------------

         Before, on and since January 1, 2000, the Company has experienced no "Year 2000" problems in connection with its computerized information systems or with other entities not affiliated with the Company (e.g., vendors and customers). The total costs of the Company's efforts to become Year 2000 compliant were approximately $1.6 million.

----------------------------------------------
NOTE 8 - CONTINGENCIES
----------------------------------------------

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   CONTINUED
                           DECEMBER 31, 1999 AND 1998




         A demand for arbitration was filed on May 20, 1999 with the American Arbitration Association by the former President and Chief Operating Officer of the Company. The claimant seeks termination benefits and costs of approximately $0.7 million. The arbitration hearings ended recently and a final arbitration decision is expected in March 2000. The Company is vigorously defending this matter.

---------------------------------------------------
NOTE 9 - UNAUDITED SEGMENT FINANCIAL INFORMATION
---------------------------------------------------

         Summarized financial information for the Company's principal operations is as follows (in thousands):

----------------------------------------------------------------------------------------------------------------------
                                                Management          HMOs &
                                                Companies       Managed Plans        Corporate &      Consolidated
              December 31, 1999                    (1)               (2)             Eliminations        Company
----------------------------------------------------------------------------------------------------------------------
Revenues - external customers                 $      9,099     $        40,867     $          -     $      49,966
Revenues - intersegment                              5,943                   -           (5,943)                -
Interest and other income                              384                 621             (209)              796
                                              ========================================================================
Total revenues                                $     15,426     $        41,488     $     (6,152)    $      50,762
======================================================================================================================
Interest expense                              $        283     $             -     $          -     $         283
Operating (loss) earnings                           (1,169)              1,548             (355)               24
Segment assets                                      29,733              19,052           (8,164)           40,621
Purchase of equipment                                1,136                   -                -             1,136
Depreciation and amortization                        1,342                   -              355             1,697

----------------------------------------------------------------------------------------------------------------------
              December 31, 1998
---------------------------------------------
Revenues - external customers                 $     10,348     $        33,220     $          -     $      43,568
Revenues - intersegment                              4,754                   -           (4,754)                -
Interest and other income                              899                 559             (304)            1,154
                                              ------------------------------------------------------------------------
Total revenues                                $     16,001     $        33,779     $     (5,058)    $      44,722
======================================================================================================================
 Interest expense                             $        938     $             -     $          -     $         938
 Operating earnings (loss)                             726                   5             (380)              351
 Segment assets                                     37,375              15,411             (406)           52,380
 Purchase of equipment                                  85                   -                -                85
 Depreciation and amortization                       1,364                   -              380             1,744

----------------------------------------------------------------------------------------------------------------------

(1) Management Companies: United American Healthcare Corporation (1999, 1998) and United American of Tennessee, Inc. (1999, 1998).

(2) HMOs and Managed Plans: OmniCare Health Plan of Tennessee (1999, 1998) and County Care (1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

         After successfully implementing a restructuring plan initiated in fiscal 1998, the Company continues to focus its efforts on maintaining and increasing Company revenue and profitability through enrollment of additional managed care plan members, pursuing worthwhile mergers and joint ventures and further cost savings.

         On January 6, 2000, the Company publicly announced a strategic partnership, subject to state regulatory approval, with The Detroit Medical Center ("DMC") and the Company's managed health maintenance organization, Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan ("OmniCare-MI"). The announcement was made jointly by Gregory H. Moses, Jr., President and Chief Executive Officer of both the Company and OmniCare-MI, and Dr. Arthur T. Porter, President and Chief Executive Officer of DMC.

         The announcement disclosed new and proposed affiliations among the Company, OmniCare-MI and DMC, intended to strengthen their respective core businesses and improve the quality of care and services for their patients and members. DMC is the largest health care provider system in southeastern Michigan, operating seven hospitals, two nursing centers and more than 100 primary care practices. DMC has approximately 3,000 affiliated physicians and serves as the teaching and clinical research site for the Wayne State University Medical School.

         In the strategic partnership's first phase, the approximately 31,000 members of DMC's Medicaid managed care program ("DMC Clinic Plan") will be transferred to OmniCare-MI; and DMC's seven hospitals and approximately 3,000 affiliated physicians will serve as a preferred provider network for OmniCare-MI. In addition, it was announced that DMC and OmniCare-MI will develop a joint marketing campaign designed to increase OmniCare-MI's membership and DMC's facility utilization rate.

         The proposed affiliations were the subject of a binding letter of intent dated December 20, 1999 among the Company, OmniCare-MI, DMC and DMC Clinic Plan, subject to state regulatory approval and to developing and entering a definitive agreement. The parties are jointly pursuing state regulatory approval.

         In fiscal 1998, the Company recorded a full impairment loss against its $2.1 million investment in Philcare Health Systems, Inc. ("Philcare"). Philcare had earlier entered into an agreement with the Pennsylvania Department of Public Welfare to administer the operations of Pennsylvania Healthmate, Inc. ("Healthmate"), an entity that arranged for the provision of health care services for its Medicaid membership. In February 2000, an outside entity purchased Healthmate and agreed to assume Healthmate's liabilities.

          Philcare management has informed the Company that, having sold Healthmate, Philcare is expected to be dissolved under applicable law in the Company's current fiscal year. The Company is in discussion with Philcare to recover a substantial portion of the Company's $2.1 million investment in Philcare in connection with such dissolution. The Company would recognize a net gain in the amount of any such recovery.

         In September 1998, effective as of August 31, 1998, Corporate Healthcare Financing, Inc. ("CHF") was sold for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $9.2 million of the sales price plus $0.8 million of interest in cash was received through June 30, 1999. On August 16, 1999, the Company was paid $8.5 million, the remaining principal balance of the secured and unsecured notes and accrued interest ($0.1 million), net of a $0.25 million discount granted as an inducement for the buyer to prepay both notes. As required by the Company's bank line of credit facility, the sale was approved by the bank and all proceeds were used to reduce the Company's indebtedness to the bank.

         The Company's bank debt documents were amended in September 1998 and again in May 1999. The maturity date of the Company's bank line of credit was December 31, 1999. In February 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to March 31, 2000. The bank has stated it is willing to extend the Company's existing loan balance for a period of up to five years.

         Effective April 1, 1999, the Company entered into the County Care contract to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County (Michigan) who lack access to private or employer sponsored health insurance or to another government health plan. The initial contract period was for six months, with automatic renewal for successive periods of one year unless terminated by either party as provided in the contract. The contract currently expires September 30, 2000. Although Company management does not expect significant net earnings directly from the County Care contract, management believes that entering into this contract is consistent with the Company's strategic objective of expanding the enrollment base and achieving size sufficient to enable the Company to negotiate better rates, save on administrative costs and increase profits.

         On May 6, 1999, the Company's Board of Directors authorized the repurchase by the Company of up to 250,000 of the Company's common shares (approximately 3.6% of the total outstanding common shares) in the open market. At June 30, 1999, 12,900 shares had been repurchased by the Company, and the additional 237,100 shares were repurchased in the three months ended September 30, 1999.

         For the six months ended December 31, 1999, the Company recognized a net loss of $0.04 million. This loss is attributable primarily to an increase in contract and temporary labor costs related to computerized information system modifications and enhancements during the period.

               FOR SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 1998

         Total revenues increased $6.1 million (14%), from $44.7 million for the six months ended December 31, 1998 to $50.8 million for the six months ended December 31, 1999.

         Medical premium revenues were $40.9 million for the six months ended December 31, 1999, an increase of $7.7 million (23%) from medical premium revenues of $33.2 million for the six months ended December 31, 1998. Medical premiums for OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company, increased $3.0 million (9%), from $33.2 million for the six months ended December 31, 1998 to $36.2 million for the six months ended December 31, 1999.

         The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 42,500 for the six months ended December 31, 1999 compared to 45,800 for the six months ended December 31, 1998 -- was $142 for the six months ended December 31, 1999, compared to $121 for the six months ended December 31, 1998, an increase of $21.00 (17%) or $5.5 million in total. Of the $21.00 rate increase, $16.00 represents an adjustment by the State of Tennessee's TennCare Bureau to adjust the funding level for benefits covered by TennCare, of which $12.40 (77.5%) is earmarked for payments to providers. This accounted for $4.1 million of the $5.5 million rate increase. The effect of the rate increase was offset by a 7% decrease in member months or approximately $2.5 million. The enrollment decrease is primarily due to the TennCare Bureau's disenrollment of working uninsured who were determined to be no longer eligible for coverage based on a questionnaire sent by the TennCare Bureau.

         Premium revenues from the County Care program totaled $4.7 million for the six months ended December 31, 1999. The County Care contract did not exist in the comparable period a year earlier.

         Management fees were $9.1 million for the six months ended December 31, 1999, a decrease of $1.2 million (12%) from fees of $10.3 million for the six months ended December 31, 1998, and represent management fees earned from OmniCare-MI. The decrease is due to a reduction in operating revenues of OmniCare-MI during the period due primarily to a combined net enrollment decrease in the commercial and Medicaid markets of approximately 13%. Management believes that a major contributing factor to the commercial enrollment decrease (from an average membership of 45,400 for the six months ended December 31, 1998 to an average membership of 37,500 for the six months ended December 31, 1999) was the negative publicity from newspaper stories in May 1998 regarding state regulation of OmniCare-MI. Company management vigorously addressed and improved that situation, and in fiscal 2000 OmniCare-MI has made steady progress in signing up new employer groups and raising the average number of members in each group. Medicaid enrollment decreased from an average membership of 50,100 for the six months ended December 31, 1998 to an average membership of 46,100 for the six months ended December 31, 1999, due primarily to a state regulatory freeze on OmniCare-MI enrollment which began in June 1999 and ended in December 1999.

         Interest and other income decreased $0.3 million (27%), from $1.1 million for the six months ended December 31, 1998 to $0.8 million for the six months ended December 31, 1999. The decrease was due primarily to the retirement of the CHF interest-bearing note in August 1999.

         Total expenses before income taxes totaled $50.7 million for the six months ended December 31, 1999, compared to $44.4 million for the six months ended December 31, 1998, an increase of $6.3 million (14%).

         Medical service expenses were $33.9 million for the six months ended December 31, 1999, an increase of $5.7 million (20%) from medical service expenses of $28.2 million for the six months ended December 31, 1998. Medical service expenses for OmniCare-TN increased $1.7 million (6%), from $28.2 million for the six months ended December 31, 1998 to $29.9 million for the six months ended December 31, 1999. The percentage of medical service expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 83% for the six months ended December 31, 1999 and 85% for the six months ended December 31, 1998 for OmniCare-TN.

         Medical service expenses for County Care were $4.1 million for the six months ended December 31, 1999. The MLR for County Care is estimated at 88%, a rate management believes is adequate to establish reserves sufficient to cover anticipated program medical expenses.

         Marketing, general and administrative ("MGA") expenses increased $1.3 million (10%) from $13.5 million for the six months ended December 31, 1998 to $14.8 million for the six months ended December 31, 1999. The increase was due mainly to contract and temporary labor costs related to computerized information system modifications and enhancements during the period.

         Interest expense decreased $0.6 million (67%), from $0.9 million for the six months ended December 31, 1998 to $0.3 million for the six months ended December 31, 1999, due to debt reduction.

         As a result of the foregoing, the Company recognized earnings before income taxes of $0.02 million for the six months ended December 31, 1999 and a net loss of $0.04 million for the six months ended December 31, 1999. Earnings before income taxes and net earnings for the six months ended December 31, 1998 were $0.4 million and $0.3 million, respectively.

              FOR THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1998


         Total revenues increased $3.2 million (14%), from $22.4 million for the three months ended December 31, 1998 to $25.6 million for the three months ended December 31, 1999.

         Medical premium revenues were $20.6 million for the three months ended December 31, 1999, an increase of $4.0 million (24%) from medical premium revenues of $16.6 million for the three months ended December 31, 1998. Medical premiums for OmniCare-TN increased $1.6 million (10%), from $16.6 million for the three months ended December 31, 1998 to $18.2 million for the three months ended December 31, 1999.

         The OmniCare-TN PMPM premium rate -- based on an average membership of 41,800 for the three months ended December 31, 1999 compared to 45,900 for the three months ended December 31, 1998 -- was $145 for the three months ended December 31, 1999, compared to $121 for the three months ended December 31, 1998, an increase of $24.00 (20%) or $3.1 million in total. Of the $24.00 rate increase, $16.00 represents an adjustment by the State of Tennessee's TennCare Bureau to adjust the funding level for benefits covered by TennCare, of which $12.40 (77.5%) is earmarked for payments to providers. This accounted for $2.0 million of the $3.1 million rate increase. The effect of the rate increase was offset by a 9% decrease in member months or approximately $1.5 million. The enrollment decrease is primarily due to the TennCare Bureau's disenrollment of working uninsured who were determined to be no longer eligible for coverage based on a questionnaire sent by the TennCare Bureau.

         Premium revenues from the County Care program totaled $2.4 million for the three months ended December 31, 1999. The County Care contract did not exist in the comparable period a year earlier.

         Management fees were $4.6 million for the three months ended December 31, 1999, a decrease of $0.4 million (8%) from fees of $5.0 million for the three months ended December 31, 1998, and represent management fees earned from OmniCare-MI. The decrease is due to a reduction in operating revenues of OmniCare-MI during the quarter due primarily to a combined net enrollment decrease in the commercial and Medicaid markets of approximately 14% offset by a net rate increase of 5%. Management believes that a major contributing factor to the commercial enrollment decrease (from an average membership of 44,600 for the three months ended December 31, 1998 to an average membership of 37,400 for the three months ended December 31, 1999) was the negative publicity from newspaper stories in May 1998 regarding state regulation of OmniCare-MI. Medicaid enrollment decreased from an average membership of 49,600 for the three months ended December 31, 1998 to an average membership of 44,300 for the three months ended December 31, 1999, due primarily to a state regulatory freeze on OmniCare-MI enrollment which began in June 1999 and ended in December

1999. The rate increase is attributable mainly to increased commercial rates, retroactive Medicaid billings and changes in the Medicaid membership mix.

         Interest and other income decreased $0.3 million (43%) from $0.7 million for the three months ended December 31, 1998 to $0.4 million for the three months ended December 31, 1999. The decrease was due primarily to the retirement of the CHF interest-bearing note in August 1999.

         Total expenses before income taxes totaled $25.9 million for the three months ended December 31, 1999, compared to $22.2 million for the three months ended December 31, 1998, an increase of $3.7 million (17%).

         Medical service expenses were $17.1 million for the three months ended December 31, 1999, an increase of $3.0 million (21%) from medical service expenses of $14.1 million for the three months ended December 31, 1998. Medical service expenses for OmniCare-TN increased $0.9 million (6%), from $14.1 million for the three months ended December 31, 1998 to $15.0 million for the three months ended December 31, 1999. The OmniCare-TN MLR was 83% for the three months ended December 31, 1999 and 85% for the three months ended December 31, 1998.

         Medical service expenses for County Care were $2.1 million for the three months ended December 31, 1999. The estimated MLR for County Care for the same period was 88%.

         MGA expenses increased $1.2 million (18%), from $6.7 million for the three months ended December 31, 1998 to $7.9 million for the three months ended December 31, 1999. The increase was due mainly to contract and temporary labor related to computerized information system modifications and enhancements during the period.

         Interest expense decreased $0.3 million (75%), from $0.4 million for the three months ended December 31, 1998 to $0.1 million for the three months ended December 31, 1999, due to debt reduction.

         As a result of the foregoing, the Company recognized a loss before income taxes of $0.34 million for the three months ended December 31, 1999 and a net loss of $0.35 million for the three months ended December 31, 1999. Earnings before income taxes and net earnings for the three months ended December 31, 1998 were $0.18 million and $0.15 million, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had (i) cash and cash equivalents and short-term marketable securities of $15.9 million, compared to $18.6 million at June 30, 1999; (ii) negative working capital of $2.6 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of .91-to-1, compared to .96-to-1 at June 30, 1999. The principal uses of funds for the Company during the six months ended December 31, 1999 were $1.0 million used in net operating activities, cash proceeds and payments received on the notes from the sale of CHF of $8.5 million -- offset by $8.5 million to repay bank debt, purchases of marketable securities of $0.7 million, repurchase of common stock of $0.4 million and the purchase of property and equipment of $1.1 million.

         The maturity date of the Company's bank line of credit was December 31, 1999. In February 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to March 31, 2000. The bank has stated it is willing to extend the Company's existing loan balance for a period of up to five years.

         The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of Shareholders of the Company was held on November 11, 1999, at which the following matters were voted upon: (i) to elect four directors of the Company to serve until the Annual Meeting of Shareholders in 2002; and (ii) to vote on the approval of the appointment of KPMG LLP as independent auditors of the Company for the 2000 fiscal year.

         At such Annual Meeting, William C. Brooks, Julius V. Combs, M.D., Pearl
M. Holforty and Gregory H. Moses, Jr., being all of management's nominees as listed in the proxy statement for the Annual Meeting, were reelected as directors of the Company, and the independent auditors were approved.

         The voting at the Annual Meeting was as follows:

                                                FOR          AGAINST        WITHHELD       ABSTAIN
                                            ------------- -------------- --------------- ------------
   Election of directors:
     William C. Brooks                        5,620,440         -               265,511       -
     Julius V. Combs, M.D.                    5,555,867         -               330,084       -
     Pearl M. Holforty                        5,567,982         -               317,969       -
     Gregory H. Moses, Jr.                    5,588,873         -               297,078       -
   --------------------------------------------------------------------------------------------------
   Approval of independent auditors           5,867,608      15,277              13,066       -
   --------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

                             NEW YORK STOCK EXCHANGE

         The Company's common stock is listed on the New York Stock Exchange, Inc. ("Exchange"). In 1998, the Exchange and the Company had communications about the Company not meeting applicable listing standards, and the Company consequently presented to the Exchange a definitive action plan for meeting those standards within a reasonable period. In February 1999, the Exchange notified the Company that, based on its review of the plan submitted by the Company, the Exchange would continue the listing of the Company currently and would review the Company's continued listing on a quarterly basis for compliance with the plan submitted. In July 1999, the Exchange notified the Company of new continued listing requirements and requested the Company to submit a revised definitive action plan to demonstrate how the Company would meet the new requirements over a 12-month period. The Company submitted its revised plan in September 1999 and provided additional information in October 1999. In November 1999, the Exchange notified the Company that, based on its review of the information submitted by the Company, the Exchange would continue the listing of the Company currently and would review the Company's continued listing on a quarterly basis for compliance with the revised plan submitted. There can be no assurance as to the Company's continued listing on the Exchange.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-Q report, including, without limitation, statements containing the words "believes," "anticipates," "will," "may," "might" and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor."

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

2. Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation or other factors.
3. Discontinuation of, limitations upon, or restructuring of government-funded programs, including but not limited to the TennCare program.
4. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
5. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.
6. The shift of employers from insured to self-funded coverage, resulting in reduced operating margins to the Company.
7. Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers; and failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.
8.       Termination of the OmniCare-MI management agreement.
9. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
10.      Adverse publicity and media coverage.
11.      Inability to carry out marketing and sales plans.
12.      Loss or retirement of key executives.
13. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
14. The selection by employers and individuals of higher co-payment/deductible/coinsurance plans with relatively lower premiums or margins.
15. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
16. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.
17. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
18. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
19.      Adverse results from significant litigation matters.
20.      Inability to maintain or obtain satisfactory bank credit arrangements.

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


                                     UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  February 14, 2000            By: /s/ Gregory H. Moses, Jr.
                                        ----------------------------------------
                                         Gregory H. Moses, Jr.
                                         President & Chief Executive Officer

Dated:  February 14, 2000            By: /s/ Paul G. Samuels
                                         ---------------------------------------
                                         Paul G. Samuels
                                         Chief Financial Officer

EXHIBIT INDEX

                  Exhibit Number                     Description of Document
                  --------------                     -----------------------

                       27                            Financial data schedule