Form 10-Q
period 2000-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2000-05-15
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2000
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF MAY 12, 2000 WAS 6,779,134.


================================================================================


      As filed with the Securities and Exchange Commission on May 15, 2000

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I                                                                                                  PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements--
                    Condensed Consolidated Balance Sheets - March 31, 2000
                      and June 30, 1999                                                                    2
                    Condensed Consolidated Statements of Operations - Three and Nine Months
                      Ended March 31, 2000 and 1999                                                        3
                    Condensed Consolidated Statements of Cash Flows - Nine Months
                      Ended March 31, 2000 and 1999                                                        4
                    Notes to the Unaudited Condensed Consolidated Financial Statements                     5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                 10


PART II

         Item 1.    Legal Proceedings                                                                     17
         Item 2.    Changes in Securities and Use of Proceeds                                             17
         Item 3.    Defaults Upon Senior Securities                                                       17
         Item 4.    Submission of Matters to a Vote of Security Holders                                   17
         Item 5.    Other Information                                                                     17
         Item 6.    Exhibits and Reports on Form 8-K                                                      19


SIGNATURES                                                                                                20

EXHIBITS                                                                                                  21


                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            MARCH 31,          JUNE 30,
                                                                               2000              1999
                                                                         ----------------- -----------------
                                                                           (Unaudited)
  ASSETS
     Current assets
     Cash and cash equivalents                                            $      15,377    $     17,286
     Marketable securities, available for sale                                    1,705           1,290
     Premium receivables                                                          2,013           5,445
     Notes receivable                                                                 -           8,432
     Management fee and advance receivable, net                                   4,190           2,932
     Other receivables                                                              182             223
     Prepaid expenses and other                                                     376             290
     Deferred income taxes                                                          227             227
                                                                          ----------------------------------
       Total current assets                                                      24,070          36,125

  Property and equipment, net                                                     3,119           4,001
  Intangible assets, net                                                          3,841           4,374
  Surplus note receivable, net                                                    2,300           2,300
  Marketable securities                                                           2,092           1,548
  Deferred income taxes                                                             326             326
  Other assets                                                                    1,566             577
                                                                          ----------------------------------
                                                                          $      37,314    $     49,251
                                                                          ==================================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Current portion of long-term debt                                     $       4,473    $     12,737
    Medical claims payable                                                       13,065          19,810
    Accounts payable and accrued expenses                                         3,559           2,959
    Accrued compensation and related benefits                                     1,011           1,309
    Other current liabilities                                                       506             448
    Deferred income taxes                                                           514             514
                                                                          ----------------------------------
       Total current liabilities                                                 23,128          37,777

  Long-term debt, less current portion                                                -             375
  Accrued rent                                                                      700             700
  Deferred income taxes                                                              39              39

  Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                         -               -
    Common stock, no par, 15,000,000 shares authorized; 6,779,134 and 6,947,683 issued and outstanding at March 31, 2000 and
      June 30, 1999, respectively                                                11,151          11,445
    Retained earnings (deficit)                                                   2,450            (925)
    Accumulated other comprehensive loss, net of income taxes                      (154)           (160)
                                                                          ------------------------------------
                                                                                 13,447          10,360
                                                                          ====================================
                                                                          $      37,314    $     49,251
                                                                          ====================================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  MARCH 31,                        MARCH 31,
                                                        ----------------------------------------------------------------
                                                             2000            1999            2000            1999
                                                        ----------------------------------------------------------------

REVENUES
  Medical premiums                                      $       22,435   $     19,279   $      63,302    $     52,499
  Management fees from related party                             4,304          3,383          13,403          13,731
  Interest and other income                                        365            679           1,161           1,833
                                                        ----------------------------------------------------------------
       Total revenues                                           27,104         23,341          77,866          68,063

EXPENSES
  Medical services                                              13,714         14,938          47,642          43,175
  Marketing, general and administrative                          7,503          6,996          22,333          20,448
  Depreciation and amortization                                    845            856           2,542           2,600
  Interest expense                                                 128            387             411           1,325
  Bad debt expense                                               1,488              -           1,488               -
                                                        ----------------------------------------------------------------
       Total expenses                                           23,678         23,177          74,416          67,548
                                                        ----------------------------------------------------------------
Earnings before income taxes                                     3,426            164           3,450             515
Income tax expense (benefit)                                        12           (103)             75             (26)
                                                        ----------------------------------------------------------------
       NET EARNINGS                                     $        3,414   $        267   $       3,375    $        541
                                                        ================================================================

NET EARNINGS PER COMMON SHARE - BASIC
  Net earnings per common share                         $         0.50   $       0.04   $        0.50    $       0.08
                                                        ================================================================
  Weighted average shares outstanding                            6,779          6,867           6,786           6,699
                                                        ================================================================

NET EARNINGS PER COMMON SHARE - DILUTED
  Net earnings per common share                         $         0.50   $       0.04   $        0.50    $       0.08
                                                        ================================================================
  Weighted average shares outstanding                            6,779          6,867           6,786           6,702
                                                        ================================================================



See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            ----------------------------
                                                                                                2000          1999
                                                                                            ------------- --------------

    CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings                                                                         $      3,375  $        541
       Adjustments to reconcile net earnings to net cash used in operating activities
          Loss on disposal of assets                                                                  22             -
          Depreciation and amortization                                                            2,542         2,600
          Bad debt expense                                                                         1,488             -
          Net change in assets and liabilities                                                    (7,533)        3,239
                                                                                            ----------------------------
               Net cash (used in) provided by operating activities                                  (106)        6,380

    CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of marketable securities                                                            (540)       (5,464)
       Proceeds from sale of marketable securities                                                   125           671
       Proceeds from the sale of property and equipment                                                -           124
       Purchase of property and equipment                                                           (887)         (219)
       Proceeds from collection of notes receivable                                                8,432         4,500
       Cash used in discontinued operation                                                             -        (1,047)
                                                                                            ----------------------------
               Net cash provided by (used in) investing activities                                 7,130        (1,435)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Payments made on long-term debt                                                            (8,639)       (4,917)
       Repurchase of common stock                                                                   (370)            -
       Issuance of common stock                                                                       76             -
                                                                                            -----------------------------
                Net cash used in financing activities                                             (8,933)       (4,917)
                                                                                            -----------------------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (1,909)           28
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              17,286        13,259
                                                                                            =============================
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     15,377  $     13,287
                                                                                            =============================

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                                        $        411  $      1,325
                                                                                            =============================
    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
       Issuance of notes receivable in connection with sale of discontinued operation       $          -  $     15,750
       Conversion of current liability to common stock                                                 -           652
       Conversion of current liability to long-term debt                                               -           625
                                                                                            =============================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
--------------------------------
NOTE 1 - BASIS OF PREPARATION
--------------------------------

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine-month period ended March 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2000. Audited June 30, 1999 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

--------------------------------
NOTE 2 - COMPREHENSIVE INCOME
--------------------------------

     The components of comprehensive income, net of related tax, are summarized as follows (in thousands):


                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      MARCH 31,                  MARCH 31,
                                                              -----------------------------------------------------
                                                                  2000         1999         2000          1999
                                                              -----------------------------------------------------

Net earnings                                                  $      3,414  $      267   $     3,375  $        541
Unrealized holding gains, net of deferred federal
  income taxes                                                           -         (11)            6           (11)
                                                              =====================================================
Comprehensive income                                          $      3,414  $      256   $     3,381  $        530
                                                              =====================================================


     Without the reversal of a medical claims liability reserve as described in
Note 9, for the three and nine months ended March 31, 2000 the Company instead would have had a net loss and a comprehensive loss of $2.2 million.

     The components of accumulated other comprehensive loss, included in shareholders' equity at March 31, 2000 and June 30, 1999, include unrealized holding losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2000 AND 1999

----------------------------------------
NOTE 3 - ACQUISITIONS AND DISPOSITIONS
----------------------------------------

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

-------------------------
NOTE 4 - LONG TERM DEBT
-------------------------

     The maturity date of the Company's bank line of credit was March 31, 2000. In May 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to July 1, 2000. The Company and the bank are in discussions about converting the existing line of credit balance into a term loan.

     The Company has an outstanding promissory note in the original principal amount of $0.625 million, dated December 11, 1998, issued in a shareholder lawsuit settlement. The note is payable in 15 equal monthly installments beginning January 3, 2000, with interest at 4% per annum.

     The Company's outstanding debt is as follows (in thousands):


                                                                 MARCH 31,         JUNE 30,
                                                                    2000             1999
                                                              ---------------------------------

          Line of credit                                      $       3,973     $      12,487
          Promissory note                                               500               625
                                                              ---------------------------------
                                                                      4,473            13,112
          Less debt payable within one year                           4,473            12,737
                                                              =================================
          Long-term debt, less current portion                $           -     $         375
                                                              =================================


            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2000 AND 1999

--------------------
NOTE 5 - LIQUIDITY
--------------------

     At March 31, 2000, the Company had (i) cash and cash equivalents and short-term marketable securities of $15.4 million, compared to $17.3 million at June 30, 1999; (ii) positive working capital of $0.9 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of 1.04-to-1, compared to .96-to-1 at June 30, 1999. The principal uses of funds for the Company during the nine months ended March 31, 2000 were $0.1 million used in net operating activities, repayment of $8.5 million of bank debt from the same amount of cash proceeds and payments received on notes from the sale of CHF, purchases of marketable securities of $0.5 million, repurchase of common stock of $0.4 million and the purchase of property and equipment of $0.9 million.

     The maturity date of the Company's bank line of credit was March 31, 2000. In May 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to July 1, 2000. The Company and the bank are in discussions about converting the existing line of credit balance into a term loan.

     Subsequent to the end of the period, in April 2000, the Company funded a $7.7 million unsecured loan to the managed care organization managed by the Company in Michigan, Michigan Health Maintenance Organization Plans, Inc., d/b/a/ OmniCare Health Plan ("OmniCare-MI"), evidenced by a surplus note. The loan consisted of $4.0 million in cash and conversion to a surplus note of $3.7 million of management fees owed to the Company. As a result of the conversion of such management fee receivable into a surplus note, and an estimate of OmniCare-MI's future discounted cash flows, bad debt expense of $1.5 million was recorded.

     The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI.

-----------------------------------------
NOTE 6 - NET EARNINGS PER COMMON SHARE
-----------------------------------------

     Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic for the three and nine months ended March 31, 2000 and 1999, since the Company did not have any outstanding securities having a dilutive effect on earnings per share.

--------------------------------
NOTE 7 - YEAR 2000 COMPLIANCE
--------------------------------

     Before, on and since January 1, 2000, the Company has experienced no significant "Year 2000" problems in connection with its computerized information systems or with other

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2000 AND 1999


entities not affiliated with the Company (e.g., vendors and customers). The total costs of the Company's efforts to become Year 2000 compliant, approximately $1.6 million, were charged to expense as incurred.

-------------------------
NOTE 8 - CONTINGENCIES
-------------------------

     A demand for arbitration was filed on May 20, 1999 with the American Arbitration Association by the former President and Chief Operating Officer of the Company. The claimant sought termination benefits and costs of approximately $0.8 million. The final binding arbitration order was issued on May 9, 2000 and held in favor of the Company on all of the claimant's claims, awarding him only undisputed vacation benefits of $0.04 million.

-------------------------------------
NOTE 9 - MEDICAL SERVICES EXPENSES
-------------------------------------

     At December 31, 1997, the Company established a $6.4 million estimated medical claims liability reserve for UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO managed and 51%-owned by the Company's majority-owned subsidiary United American of Florida, Inc. ("UAFL"). UAFL and UltraMedix ceased operations and were placed in liquidation in March 1998. At March 31, 2000 Company management concluded that the continuing reserve requirement should be $0.8 million. Accordingly, at March 31, 2000 the Company reduced the $6.4 million reserve by $5.6 million and reversed that amount from medical services expenses (which otherwise would have been $19.3 million for the three months ended March 31, 2000 and $53.3 million for the nine months ended March 31, 2000).

     As a result of this reversal, for the three and nine months ended March 31, 2000, the Company recognized net earnings of $3.4 million or $0.50 per share (instead of a net loss of $2.2 million, or a $0.32 net loss per share, without the reversal).

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2000 AND 1999



--------------------------------------------------
NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION
--------------------------------------------------

     Summarized financial information for the Company's principal operations is as follows (in thousands):


----------------------------------------------------------------------------------------------------------------------
                                                 Management           HMOs &
                                                 Companies        Managed Plans     Corporate &      Consolidated
                March 31, 2000                                        (1)           Eliminations       Company
----------------------------------------------------------------------------------------------------------------------

Revenues - external customers                 $     13,403     $        63,302     $          -     $      76,705
Revenues - intersegment                              9,169                   -           (9,169)                -
Interest and other income                              516                 956             (311)            1,161
                                              ------------------------------------------------------------------------
Total revenues                                $     23,088     $        64,258     $     (9,480)    $      77,866
======================================================================================================================
Interest expense                              $        411     $             -     $          -     $         411
Operating earnings                                   3,803               1,668           (2,021)            3,450
Segment assets                                      33,270              19,365          (15,321)           37,314
Purchase of equipment                                  887                   -                -               887
Depreciation and amortization                        2,008                   -              534             2,542

----------------------------------------------------------------------------------------------------------------------
                March 31, 1999
---------------------------------------------
Revenues - external customers                 $     13,731     $        52,499     $          -     $      66,230
Revenues - intersegment                              7,481                   -           (7,481)                -
Interest and other income                            1,367                 903             (437)            1,833
                                              ------------------------------------------------------------------------
Total revenues                                $     22,579     $        53,402     $     (7,918)    $      68,063
======================================================================================================================
Interest expense                              $      1,325     $             -     $          -     $       1,325
Operating loss                                        (397)              1,482             (570)              515
Segment assets                                      38,636              18,371           (3,698)           53,309
Purchase of equipment                                  219                   -                -               219
Depreciation and amortization                        2,029                   -              571             2,600

----------------------------------------------------------------------------------------------------------------------


(1) HMOs and Managed Plans: OmniCare Health Plan of Tennessee and UAFL (both periods) and County Care (fiscal 2000 only).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW
                                    --------

     After successfully implementing a restructuring plan initiated in fiscal 1998, the Company continues to focus its efforts on maintaining and increasing Company revenue and profitability through enrollment of additional managed care plan members, pursuing worthwhile mergers and joint ventures and further cost savings.

     On May 1, 2000, the Company and its managed health maintenance organization, Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan ("OmniCare-MI"), commenced their previously announced strategic partnership with the Detroit Medical Center ("DMC"), a major health care provider system in southeastern Michigan. The alliance is intended to strengthen their respective core businesses and improve the quality of care and services for their patients and members. In addition, it was announced that DMC and OmniCare-MI will develop a joint marketing campaign designed to increase OmniCare-MI's membership and DMC's facility utilization rate.

     In the strategic partnership's first phase, beginning May 1, 2000, approximately 28,000 members of DMC's Medicaid managed care program were transferred to OmniCare-MI; and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as a preferred provider network for OmniCare-MI.

     In fiscal 1998, the Company recorded a full impairment loss against its $2.1 million investment in Philcare Health Systems, Inc. ("Philcare"). Under an agreement with the Pennsylvania Department of Public Welfare, Philcare administered the operations of Pennsylvania Healthmate, Inc. ("Healthmate"), an entity that arranged for providing health care services for its Medicaid membership. In February 2000, Healthmate was sold, and the buyer agreed to assume Healthmate's liabilities.

     As a result of the Healthmate sale, Philcare management has informed the Company that Philcare is expected to be dissolved under applicable law in the Company's current fiscal year. The Company is in discussion with Philcare to recover a substantial portion of the Company's $2.1 million investment in Philcare in connection with such dissolution. The Company would recognize a net gain in the amount of any such recovery.

     In September 1998, effective as of August 31, 1998, the Company sold Corporate Healthcare Financing, Inc. ("CHF") for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. On August 16, 1999, the Company was paid $8.5 million, the remaining principal balance of the secured and unsecured notes and accrued interest

($0.1 million), net of a $0.25 million discount granted as an inducement for the buyer to prepay both notes.

     The maturity date of the Company's bank line of credit was March 31, 2000. In May 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to July 1, 2000. The Company and the bank are in discussions about converting the existing line of credit balance into a term loan.

     Effective April 1, 1999, the Company entered into a contract ("County Care") to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County, Michigan who lack access to private or employer sponsored health insurance or to another government health plan. The initial contract period was for six months, with automatic renewal for successive periods of one year unless terminated by either party as provided in the contract. The contract currently expires September 30, 2000. Company management does not expect significant net earnings directly from the County Care contract, but regards the contract as consistent with the strategic objectives to expand the enrollment base and achieve size sufficient to enable the Company to negotiate better rates, save on administrative costs and increase profits.

     On May 6, 1999, the Company's Board of Directors authorized the repurchase of up to 250,000 of the Company's common shares (approximately 3.6% of the total outstanding common shares) in the open market. At June 30, 1999, 12,900 shares had been repurchased by the Company, and the additional 237,100 shares were repurchased in the three months ended September 30, 1999.

     At March 31, 2000, the Company increased medical services expenses $0.7 million to adjust medical claims payable based on a review of unpaid claims incurred by enrollees of OmniCare Health Plan, Inc. in Tennessee
("OmniCare-TN"), a managed care organization owned 75% by the Company, but not reported to the Company for payment as of March 31, 2000.

     At December 31, 1997, the Company established a $6.4 million estimated medical claims liability reserve for UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO managed and 51%-owned by the Company's majority-owned subsidiary United American of Florida, Inc. ("UAFL"). UAFL and UltraMedix ceased operations and were placed in liquidation in March 1998. At March 31, 2000 Company management concluded that the continuing reserve requirement should be $0.8 million. Accordingly, at March 31, 2000 the Company reduced the $6.4 million reserve by $5.6 million and reversed that amount from medical services expenses.

     Subsequent to the end of the period, in April 2000, the Company funded a $7.7 million unsecured loan to the managed care organization managed by the Company in Michigan, OmniCare-MI, evidenced by a surplus note. The loan consisted of $4.0 million in cash and conversion to a surplus note of $3.7 million of management fees owed to the Company. As a result of the conversion of such management fee receivable into a surplus note and an estimate of OmniCare-MI's future discounted cash flows, bad debt expense of $1.5 million was recorded.

                FOR NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO
                ------------------------------------------------
                        NINE MONTHS ENDED MARCH 31, 1999
                        --------------------------------

     Total revenues increased $9.8 million (14%), to $77.9 million for the nine months ended March 31, 2000, from $68.1 million for the nine months ended March 31, 1999.

     Medical premium revenues were $63.3 million for the nine months ended March 31, 2000, an increase of $10.8 million (21%) from medical premium revenues of $52.5 million for the nine months ended March 31, 1999. Medical premiums for OmniCare-TN increased $3.9 million (7%), to $56.4 million for the nine months ended March 31, 2000 from $52.5 million for the nine months ended March 31, 1999.

     The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 43,000 for the nine months ended March 31, 2000 compared to 45,500 for the nine months ended March 31, 1999 -- was $143 for the nine months ended March 31, 2000, compared to $121 for the nine months ended March 31, 1999, an increase of $22 (18%). Of the $22 rate increase, $12.40 (56%) is earmarked for payments to providers pursuant to an adjustment by the State of Tennessee's TennCare Bureau to adjust the funding level for covered benefits. The effect of the rate increase, offset by a 6% decrease in member months, accounted for a $3.9 million increase in medical premium revenues.

     Premium revenues from the County Care program totaled $6.9 million for the nine months ended March 31, 2000. The County Care contract did not exist in the comparable period a year earlier.

     Management fees were $13.4 million for the nine months ended March 31, 2000, a decrease of $0.3 million (2%) from fees of $13.7 million for the nine months ended March 31, 1999, and represent management fees earned from OmniCare-MI. The decrease is due to a reduction in operating revenues of OmniCare-MI during the period due primarily to a combined net enrollment decrease in the commercial and Medicaid markets.

     Interest and other income decreased $0.6 million (33%), to $1.2 million for the nine months ended March 31, 2000, from $1.8 million for the nine months ended

March 31, 1999. The decrease was due primarily to the retirement of the CHF interest-bearing note in August 1999.

     Total expenses before income taxes were $74.4 million for the nine months ended March 31, 2000, compared to $67.5 million for the nine months ended March 31, 1999, an increase of $6.9 million (10%).

     Medical services expenses were $47.6 million for the nine months ended March 31, 2000, an increase of $4.4 million (10%) from medical services expenses of $43.2 million for the nine months ended March 31, 1999. As explained under the heading "Overview" above, at March 31, 2000 the Company reduced an existing $6.4 million estimated medical claims liability reserve for UltraMedix by $5.6 million and reversed that amount from medical services expenses. Without that reversal, medical services expenses would have been $53.3 million for the nine months ended March 31, 2000, an increase of $10.1 million (23%) from medical services expenses of $43.2 million for the nine months ended March 31, 1999, resulting in an overall percentage of medical services expenses to medical premium revenues - the medical loss ratio ("MLR") - of 84% for OmniCare-TN and County Care.

     Medical services expenses for OmniCare-TN increased $4.0 million (9%), to $47.2 million for the nine months ended March 31, 2000, from $43.2 million for the nine months ended March 31, 1999. The MLR was 84% for the nine months ended March 31, 2000 and 82% for the nine months ended March 31, 1999 for OmniCare-TN.

     Medical services expenses for County Care were $6.1 million for the nine months ended March 31, 2000. The MLR for County Care is estimated at 88%, a rate management believes is adequate to establish reserves sufficient to cover anticipated program medical expenses.

     Marketing, general and administrative ("MGA") expenses increased $1.9 million (9%) to $22.3 million for the nine months ended March 31, 2000, from $20.4 million for the nine months ended March 31, 1999. The increase was due mainly to contract and temporary labor costs related to computerized information system modifications and enhancements during the period.

     Interest expense decreased $0.9 million (69%), to $0.4 million for the nine months ended March 31, 2000, from $1.3 million for the nine months ended March 31, 1999, due to debt reduction.

     Bad debt expense for the nine months ended March 31, 2000 was $1.5 million as a result of the recording of a $1.5 million valuation allowance against a management fee receivable of $3.7 million. The valuation allowance was recorded based on the subsequent conversion of the receivable into a surplus note and consideration of an estimate of OmniCare-MI's future discounted cash flows.

     The Company recognized earnings before income taxes of $3.5 million and $0.5 million for the nine months ended March 31, 2000 and 1999, respectively. Earnings net of income taxes for the nine months ended March 31, 2000 and 1999 were $3.4 million and $0.5 million, respectively. Excluding the earlier-described reversal in part of an UltraMedix medical claims liability reserve, recording of bad debt expense against a management fee receivable and adjustment to medical claims payable, the Company would have recognized a net loss before and after income taxes of $0.07 million for the nine months ended March 31, 2000.

                FOR THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
                -------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1999
                        ---------------------------------

     Total revenues increased $3.8 million (16%), to $27.1 million for the three months ended March 31, 2000 from $23.3 million for the three months ended March 31, 1999.

     Medical premium revenues were $22.4 million for the three months ended March 31, 2000, an increase of $3.1 million (16%) from medical premium revenues of $19.3 million for the three months ended March 31, 1999. Medical premiums for OmniCare-TN increased $0.9 million (5%), to $20.2 million for the three months ended March 31, 2000, from $19.3 million for the three months ended March 31, 1999.

     The OmniCare-TN PMPM premium rate -- based on an average membership of 43,800 for the three months ended March 31, 2000 compared to 44,800 for the three months ended March 31, 1999 -- was $153 for the three months ended March 31, 2000, compared to $121 for the three months ended March 31, 1999, an increase of $32 (26%). Of the $32 rate increase, $12.40 (39%) is earmarked for payments to providers pursuant to an adjustment by the State of Tennessee's TennCare Bureau to adjust the funding level for covered benefits. The effect of the rate increase, offset by a 5% decrease in member months, accounted for a $0.9 million increase in medical premium revenues.

     Premium revenues from the County Care program totaled $2.2 million for the three months ended March 31, 2000. The County Care contract did not exist in the comparable period a year earlier.

     Management fees were $4.3 million for the three months ended March 31, 2000, an increase of $0.9 million (26%) from fees of $3.4 million for the three months ended March 31, 1999, and represent management fees earned from OmniCare-MI.

The increase is due to a growth in operating revenues of OmniCare-MI during the quarter due primarily to rate increases.

     Interest and other income decreased $0.3 million (43%) to $0.4 million for the three months ended March 31, 2000 from $0.7 million for the three months ended March 31, 1999. The decrease was due primarily to the retirement of the CHF interest-bearing note in August 1999.

     Total expenses before income taxes totaled $23.7 million for the three months ended March 31, 2000, compared to $23.2 million for the three months ended March 31, 1999, a decrease of $0.5 million (2%).

     Medical services expenses were $13.7 million for the three months ended March 31, 2000, a decrease of $1.2 million (8%) from medical services expenses of $14.9 million for the three months ended March 31, 1999. As explained under the heading "Overview" above, at March 31, 2000 the Company reduced an existing $6.4 million estimated medical claims liability reserve for UltraMedix by $5.6 million and reversed that amount from medical services expenses. Absent that reversal, medical services expenses would have been $19.3 million for the three months ended March 31, 2000, an increase of $4.4 million (30%) from medical services expenses of $14.9 million for the three months ended March 31, 1999, resulting in an overall MLR for OmniCare-TN and County Care of 86%.

     Medical services expenses for OmniCare-TN increased $2.4 million (16%), to $17.3 million for the three months ended March 31, 2000 from $14.9 million for the three months ended March 31, 1999. The OmniCare-TN MLR was 86% for the three months ended March 31, 2000 and 77% for the three months ended March 31, 1999.

     Medical services expenses for County Care were $2.0 million for the three months ended March 31, 2000. The estimated MLR for County Care for the same period was 88%.

     MGA expenses increased $0.5 million (7%), to $7.5 million for the three months ended March 31, 2000 from $7.0 million for the three months ended March 31, 1999. The increase was due mainly to contract and temporary labor related to computerized information system modifications and enhancements during the period.

     Interest expense decreased $0.3 million (75%), to $0.1 million for the three months ended March 31, 2000 from $0.4 million for the three months ended March 31, 1999, due to debt reduction.

     Bad debt expense for the three months ended March 31, 2000 was $1.5 million as a result of the previously described valuation allowance taken against a management fee receivable.

     The Company recognized earnings before income taxes of $3.4 million and $0.2 million for the three months ended March 31, 2000 and 1999, respectively. Earnings net of taxes for the three months ended March 31, 2000 and 1999 were $3.4 million and $0.3 million, respectively. Absent the earlier-described reversal in part of an UltraMedix medical claims liability reserve, recording of bad debt expense against a management fee receivable, and adjustment to medical claims payable, the Company would have recognized a net loss before and after income taxes of $0.03 million for the three months ended March 31, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

     At March 31, 2000, the Company had (i) cash and cash equivalents and short-term marketable securities of $15.4 million, compared to $17.3 million at June 30, 1999; (ii) positive working capital of $0.9 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of 1.04-to-1, compared to 0.96-to-1 at June 30, 1999. The principal uses of funds for the Company during the nine months ended March 31, 2000 were $0.1 million used in net operating activities, repayment of $8.5 million of bank debt from the same amount of cash proceeds and payments received on the notes from the sale of CHF, purchases of marketable securities of $0.5 million, repurchase of common stock of $0.4 million and the purchase of property and equipment of $0.9 million.

     The maturity date of the Company's bank line of credit was March 31, 2000. In May 2000, the Company and its bank lender amended the Company's loan agreement and promissory note to change the maturity date to July 1, 2000. The Company and the bank are in discussions about converting the existing line of credit balance into a term loan.

     Subsequent to the end of the period, in April 2000, the Company funded a $7.7 million unsecured loan to OmniCare-MI, evidenced by a surplus note. The loan consisted of $4.0 million in cash and conversion to a surplus note of $3.7 million of management fees owed to the Company. As a result of the conversion of such management fee receivable into a surplus note and an estimate of OmniCare-MI's future discounted cash flows, bad debt expense of $1.5 million was recorded.

     The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

     A demand for arbitration was filed on May 20, 1999 with the American Arbitration Association by the former President and Chief Operating Officer of the Company. The claimant sought termination benefits and costs of approximately $0.8 million. The final binding arbitration order was issued on May 9, 2000 and held in favor of the Company on all of the claimant's claims, awarding him only undisputed vacation benefits of $0.04 million.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

                 NEW YORK STOCK EXCHANGE AND OTC BULLETIN BOARD
                 ----------------------------------------------

     The Company's common stock was listed and publicly traded on the New York Stock Exchange, Inc. (the "Exchange") through May 1, 2000. On and since May 2, 2000, public trading of the Company's common stock has continued on the OTC Bulletin Board, under the symbol "UAHC." The change was due to the Company not meeting the Exchange's continued listing standards.

                         CHANGE OF STOCK TRANSFER AGENT
                         ------------------------------

     The Company's stock transfer agent and registrar, Harris Trust and Savings Bank ("Harris"), recently sold its shareholder services business to Computershare Investor Services LLC ("Computershare"), with processing operations to transition on July 1, 2000. The Company's Board of Directors has approved Harris' resignation as such stock transfer agent and registrar, effective June 30, 2000 and approved the appointment of Computershare as the Company's successor stock transfer agent and registrar effective July 1, 2000.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
            ---------------------------------------------------------

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

          Form 8-K filed January 14, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  May 15, 2000              By: /s/ Gregory H. Moses, Jr.
                                     -----------------------------------------
                                       Gregory H. Moses, Jr.
                                       President & Chief Executive Officer

Dated:  May 15, 2000              By: /s/ Gloria Larkins
                                     -----------------------------------------
                                       Gloria Larkins
                                       Interim Chief Financial Officer

EXHIBIT INDEX

                  Exhibit Number                     Description of Document
                  --------------                     -----------------------

                        27                           Financial data schedule