Form 10-K
period 2000-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2000-09-28
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 2000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF SEPTEMBER 15, 2000, COMPUTED BY REFERENCE TO THE OTC BULLETIN BOARD CLOSING PRICE ON SUCH DATE, WAS $3,389,564.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 15, 2000 WAS 6,779,128.


The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: The definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on November 15, 2000 (Part III).






================================================================================
   As filed with the Securities and Exchange Commission on September 28, 2000

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                  Page
PART I
     Item 1.  Business................................................................1
     Item 2.  Properties.............................................................17
     Item 3.  Legal Proceedings......................................................17
     Item 4.  Submission of Matters to a Vote of Security Holders....................18

PART II
     Item 5.  Market for the Registrant's Common Stock and Related Stockholder
              Matters................................................................19
     Item 6.  Selected Financial Data................................................20
     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................20
     Item 8.  Financial Statements...................................................33
     Item 9.  Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................33

PART III
     Item 10. Directors and Executive Officers of the Registrant.....................34
     Item 11. Executive Compensation.................................................34
     Item 12. Security Ownership of Certain Beneficial Owners and Management.........34
     Item 13. Certain Relationships and Related Transactions.........................34

PART IV
     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........35


Financial Statements................................................................F-1

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-K annual report, including, without limitation, statements containing the words "believes," "anticipates," "will," "could," "may," "might" and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor."

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee, in Michigan and, until February 26, 1998, in Florida. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government sponsored populations in Tennessee, Michigan and, until February 26, 1998, Florida. Management and consulting services provided by the Company are generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of September 1, 2000, there were approximately 158,000 enrollees in the managed care organizations owned or operated by the Company.

Management and consulting services provided by the Company include feasibility studies for licensure, strategic planning, corporate governance, management information systems, human resources, marketing, pre-certification, utilization review programs, individual case management, budgeting, provider network services, accreditation preparation, enrollment processing, claims processing, member services and cost containment programs.

In 1985, the Company became one of the pioneers in arranging for the financing and delivery of health care services to Medicaid recipients utilizing managed care programs. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of September 1, 2000, there were approximately 99,000 Medicaid enrollees in the managed care organizations owned or managed by the Company, OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), 75%-owned by the Company's wholly owned subsidiary, and Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan, in Michigan ("OmniCare-MI"). The Company complements its Medicaid focus by targeting non-Medicaid/commercial business in the same geographic markets, including its contract with Urban Hospital Care Plus (the "County Care" plan). As of September 1, 2000, there were approximately 59,000 non-Medicaid/commercial enrollees in OmniCare-MI, OmniCare-TN and County Care (collectively, the "Managed Plans").

RESTRUCTURING PROGRAM AND MANAGEMENT CHANGES

In January 1998, the Company initiated a restructuring program to address significant operating losses, negative working capital and a reduction in net worth. The restructuring program encompassed Company plans to change management, discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facilities, re-evaluate its investment in affiliates and other assets and sell the Company's subsidiary, Corporate Healthcare Financing, Inc.

The changes in management in 1998 included: (1) the retirement of the then current Chief Executive Officer of the Company, (2) the resignation of the then current President and Chief Operating Officer of the Company and (3) the election of Gregory H. Moses, Jr. as the new President and Chief Operating Officer of the Company in May 1998. Mr. Moses, a retired partner of the Coopers & Lybrand accounting firm, most recently had been a consultant to a health maintenance organization in Detroit. He previously had been partner-in-charge of the Coopers & Lybrand Healthcare Consulting Group in New York and New Jersey for ten years, chairman of that firm's National Healthcare Consulting Group for five years and its lead engagement partner with respect to Mercy Health Services for seven years. In August 1998, Mr. Moses additionally became the Chief Executive Officer of the Company.

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

The Company also had or has an ownership interest in three other HMOs:
UltraMedix Healthcare Systems, Inc., in Florida ("UltraMedix"); OmniCare Health Plan of Louisiana, Inc., in Louisiana ("OmniCare-LA"); and PhilCare Health Systems, Inc., in Pennsylvania ("PhilCare"). UltraMedix ceased operations and is in the process of being liquidated. See "Business--Managed Plans Owned by the Company--UltraMedix" below. OmniCare-LA was never operational and has been dissolved. PhilCare declined to participate in Pennsylvania's Medicaid managed care program because of program requirements that would have made such participation unprofitable. See "Business--Other Managed Plan Ventures--OmniCare-LA" and " -PhilCare" below.

The following table shows the membership in the Managed Plans serviced by the Company as of September 1, 2000:


                                                     Non-Medicaid/
                                     Medicaid          Commercial          Total
                                    ----------------------------------------------
Managed Plans
-------------
    Owned:
       OmniCare-TN                     32,014            16,622             48,636
       County Care                          -             8,146              8,146
    Managed:
       OmniCare-MI                     67,295            34,280            101,575
                                    ---------          --------         ----------
                                       99,309            59,048            158,357
                                    =========          ========         ==========

The following table shows the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.


                                                           YEAR ENDED JUNE 30,
                           ------------------------------------------------------------------------------------
                                      2000                        1999                         1998
                           ------------------------------------------------------------------------------------
                                                   (in thousands, except percentages)
    Revenues
    --------
    OmniCare-TN                  $77,005      71%             $70,934      76%            $63,520      60%
    OmniCare-MI                   18,769      17%              18,148      19%             24,986      24%
    County Care                    9,169       8%               2,273       2%                 --      --
    UltraMedix                        --      --                   --      --              15,062      14%

A substantial portion of the Company's gross revenues is derived through its management agreement with OmniCare-MI. This management agreement is long-term in nature, subject to review every five years with either automatic continuation or elective termination. There can be no assurance that such agreement will remain in effect or continue substantially under the same terms and conditions. Effective June 1, 1998, the OmniCare-MI management agreement was amended to reduce the management fee percentage charged by the Company to 14% from 17%. In addition, in fiscal 1999 the Company forgave $1.3 million of management fees owed by OmniCare-MI, and in fiscal 2000 the Company converted $3.7 million of management fees owed by OmniCare-MI to an unsecured loan to OmniCare-MI evidenced by a surplus note. UltraMedix was placed in receivership and in liquidation pursuant to judicial consent orders entered on February 26 and March 3, 1998. See "Managed Plan Operated By the Company-OmniCare-MI" and "Managed Plans Owned by the Company-UltraMedix" under "Managed Plans" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

         Table A- Summary of Terms of Agreements with the Managed Plans


                  Terms                          OmniCare-MI             OmniCare-TN              County Care
-----------------------------------------------------------------------------------------------------------------
(1) Duration:
    (a) Effective dates:
         (i)   Commencement                      May 1, 1985             July 1, 1996            April 1, 1999
         (ii)  Expiration                       Dec. 31, 2010           June 30, 2001           Sept. 30, 2001
    (b) Term extension:
         (i)   Automatically renewable                No              Yes - 4 successive        Yes - unlimited
                                                                        5-year periods
         (ii)  Terms of renewal/              Subject to review            5 years                Successive
               continuation                     every 5 years                                    1-year terms
         (iii) Next review period                May 1, 2005           January 1, 2001         September 1, 2001
    (c) Termination:
         (i)   Without cause by the Plan
               at such review dates                  Yes                     Yes                      Yes
         (ii)  Either party with cause               Yes                     Yes                      Yes

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

----------------------------------------------------------------------------------------------------------------


    Managed Plans Owned by the Company

OMNICARE-TN. OmniCare-TN was organized as a Tennessee corporation in October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of OmniCare-TN, and through the Company's wholly owned subsidiary, United American of Tennessee, Inc., owns a 75% equity interest in OmniCare-TN; a local partner owns the remaining 25%. OmniCare-TN began as a PPO contractor with the Bureau of TennCare ("TennCare"), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, and operated as a full-risk prepaid health services plan until it obtained its TennCare HMO license in March 1996. OmniCare-TN's TennCare HMO contract was executed in October 1996, retroactive to the date of licensure.

In November 1993, OmniCare-TN contracted with TennCare as a Medicaid PPO to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and the Working Uninsured and Uninsurable ("Non-Medicaid") individuals who lack access to private or employer sponsored health insurance or to another government health plan. TennCare placed an indefinite moratorium on Working Uninsured enrollment in December 1994; however, such action did not affect persons enrolled in a plan prior to the moratorium. In April 1997, enrollment was expanded to include the children of the Working Uninsured up to age 18.

The TennCare contract was renewed on July 1, 2000 for a 42-month term, expiring December 31, 2003. The new contract provides for increased capitation rates, but eliminates the practice of providing retroactive payments to managed care organizations for high cost chronic conditions of their members ("adverse selection") and payments earmarked as adjustments for covered benefits. In addition, the new contract requires that at least 85% of capitation revenues received by OmniCare-TN must be passed on to medical providers.

OmniCare-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal per member per month ("PMPM") experience and adversely affected its earnings for and since that period. OmniCare-TN is seeking an adverse selection payment from TennCare, retroactive for such fiscal 2000 expenses, but there can be no assurance what the outcome of its request will be.

OmniCare-TN is currently licensed in and serves Shelby and Davidson counties in Tennessee (which include the cities of Memphis and Nashville). OmniCare-TN also has members in 11 other counties in Tennessee, all of whom were assigned to it by TennCare as described in the preceding paragraph. As of September 1, 2000, total enrollment was approximately 48,636 members, of which 32,014 (66%) and 16,622 (34%) represent Medicaid and Non-Medicaid enrollees, respectively.

OmniCare-TN's application for a commercial HMO license is pending. OmniCare-TN management has been in frequent communication with the State to eliminate any further processing delays of the application and expects the issuance of the license in fiscal 2001. However, there can be no assurance that the license will be issued within this time period. Management believes that the receipt of the commercial license and OmniCare-TN's efforts to expand its provider network to the southwestern area of Tennessee would enable OmniCare-TN to increase its enrollment by marketing its managed care products to the various employer groups in the regions served.

COUNTY CARE. In Michigan, the County of Wayne encompasses Detroit and certain other cities and communities. Urban Hospital Care Plus ("UHCP"), a nonprofit corporation, administers the County's patient care management system. Effective April 1, 1999, the Company entered into a contract with UHCP for the Company to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in

Wayne County who lack access to private or employer-sponsored health insurance or to another government health plan. The current contract period is through September 30, 2001, with automatic renewal for successive periods of one year unless terminated by either party as provided in the contract. Although Company management does not expect significant net earnings directly from the County Care contract, management believes that entering into this contract is consistent with the Company's strategic objective of expanding the client base and achieving size sufficient to enable the Company to negotiate better rates, save on administrative costs and build profits. As of September 1, 2000, total County Care enrollment was approximately 8,146 members.

ULTRAMEDIX. UltraMedix, a network model HMO headquartered in Tampa, Florida, was founded as a Florida corporation in May 1992. Through its majority owned subsidiary, United American of Florida, Inc. ("UA-FL"), the Company owned 51% of UltraMedix, with the remaining 49% owned by local shareholders. The March 3, 1998 court order, described below, placed UltraMedix and UA-FL in liquidation.

As of December 31, 1997, UltraMedix was not in compliance with the Florida Department of Insurance ("FDOI") statutory solvency requirement. The FDOI requires that HMOs maintain a statutory reserve as determined in accordance with statutory accounting practices of $0.5 million. UltraMedix's statutory reserve deficiency at December 31, 1997 was estimated at $4.5 million. As a result, on January 30, 1998, the Company, UltraMedix and its third-party administrator, UA-FL, signed and delivered to the FDOI a Stipulation and Consent to Appointment of Receiver and Order of Liquidation entitling the FDOI to obtain the entry of an accompanying consent order by the applicable Florida court if the Company did not cure UltraMedix's existing statutory reserve deficiency by February 6, 1998. On February 26, 1998, the deficiency had not been cured and pursuant to the FDOI's petition, the Florida court entered such consent order.

Pursuant to the stipulation and consent order: UltraMedix and UA-FL (the "Organizations") admitted that UltraMedix was statutorily insolvent as of December 31, 1997; the Company paid $0.5 million to the FDOI to cover UltraMedix claims incurred during and provider capitation payments due for the eight days ended February 6, 1998, and funded the Organizations' ordinary business expenses for the same period; the FDOI took control of the Organizations' bank accounts; UltraMedix ceased enrolling new members; and the Organizations continued to provide services to all of the UltraMedix subscribers and to process renewals on all policies as they came due. Pursuant to the consent order, on February 26, 1998, the Organizations were declared insolvent and the FDOI was appointed as Receiver ("Receiver")for the purposes of their liquidation.

On March 3, 1998, the Florida court entered a Consent Order of Liquidation, Injunction and Notice of Stay declaring that any further efforts of the Receiver to rehabilitate the Organizations would be useless, ordering the FDOI, as Receiver, to take possession of and liquidate all assets of the Organizations and ordering the immediate cancellation of UltraMedix's authority to provide health services as an HMO in Florida.

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

Until March 31, 2000, the Company maintained a $6.4 million estimated medical claims liability for UltraMedix, which had been established at December 31, 1997. At March 31, 2000, Company management concluded that the continuing reserve requirement should be $0.8 million and accordingly, the Company reduced the $6.4 million reserve by $5.6 million and offset that amount against medical services expenses.

   Managed Plan Operated by the Company

OMNICARE-MI. OmniCare-MI is a not-for-profit, tax-exempt corporation headquartered in Detroit, Michigan and serving southeastern Michigan, operating in Wayne, Oakland, Macomb, Monroe and Washtenaw counties. Its history includes a number of innovations that were adopted and proved successful for the industry. It was the first network model HMO in the country and the first to capitate physician services in an IPA-model HMO (an Independent Practice Association model HMO does not employ physicians as staff, but instead contracts with associations or groups of independent physicians to provide services to HMO members). OmniCare-MI also created and implemented the first known mental health capitation carve out in 1983.

OmniCare-MI's current enrollment is through approximately 1,100 companies that offer the health plan coverage to employees and their family members, through individual enrollment that is open once a year for a 30-day period, and through the State of Michigan's Medicaid program pursuant to an agreement with the Michigan Department of Community Health, which makes HMO coverage available to eligible Medicaid beneficiaries in certain counties and mandatory in others. Among the major employers that offer OmniCare-MI, ranked by enrollment, are: the City of Detroit, the Federal Government, the Detroit Board of Education, the State of Michigan, Ford Motor Company and DaimlerChrysler AG, the largest of which represents approximately 6% of OmniCare-MI's total enrollment. These employers, in aggregate, represent approximately 20% of OmniCare-MI's total enrollment. No other group exceeds 2% of the Plan's total enrollment.

As of September 1, 2000, total enrollment in OmniCare-MI was approximately 101,575 of which 34,280 (34%) are commercial members, including approximately 5,584 point-of-service members, and approximately 67,295 (66%) represent Medicaid members.

The State of Michigan, in an effort to reduce the cost of its Medicaid program, competitively bid its Medicaid contracts, with an effective date of July 1997. The affected southeastern Michigan counties include a significant portion of the OmniCare-MI's Medicaid enrollment. Unsuccessful bidders to the State's request for proposal legally challenged the initiative and, as a result, the State did not assign the eligible Medicaid beneficiaries to plans that were awarded contracts, but nonetheless instituted the premium rate reduction component of the new program effective July 1997. With the delay of the assignment of approximately 90,000 eligible Medicaid beneficiaries to the selected plans, and the implementation of the premium rate reductions of 20%, the operating revenues of OmniCare-MI and the resulting management fee revenues to the Company were adversely affected in fiscal 1998 and 1999.

Newspaper stories in May 1998 reported that the Michigan Insurance Bureau (the "Bureau") had obtained a sealed (confidential) court order on May 7, 1998 giving state regulators control over OmniCare-MI's assets. The Company responded with a public statement on May 12, 1998, stating that OmniCare-MI was not in receivership but was in active discussion with the Bureau regarding compliance with certain regulatory issues, that all services to members of OmniCare-MI would continue to be provided with no decrease in the quality of care, and all providers would continue to be paid for their services, and that both the Company and OmniCare-MI had completely restructured their top management. On July 1, 1998, the Bureau issued a public statement in which the Michigan Commissioner of Insurance announced reaching accord with OmniCare-MI on a plan to revitalize the HMO and cited "three major positive developments respecting OmniCare": an unsecured loan of $4.6 million by the Company in June 1998, the corrective action plan and the "experienced and capable leadership of Gregory H. Moses."

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI, evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments are subject to approval by the Bureau and shall be repaid only out of the statutory surplus earnings of OmniCare-MI. The interest rate on the $7.7 million surplus note is fixed at 8.5%, while the interest rate on the $4.6 million surplus note is at the prime rate (9.5% at June 30, 2000). Interest is payable annually and if not paid annually is forfeited. Interest income of $0.5 and $0.4 million was forfeited for fiscal 2000 and 1999, respectively. The principal on the notes has no stated maturity or repayment date. The surplus notes are subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected future cash flows, the Company recorded impairment losses on the valuation of the surplus notes. The impairment losses resulted in bad debt expense of $3.1 million and $2.3 million for the years ended June 30, 2000 and 1998, respectively. In addition, in fiscal 1999, the Company provided additional funding by forgiving $1.3 million in management fees owed to the Company by OmniCare-MI to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital.

During 1998, OmniCare-MI developed a corrective action plan and began to implement strategic initiatives, which included the reduction of medical costs through renegotiating its hospital and physician provider contracts, and the reduction of the management fee percentage paid to the Company from 17% to 14% effective June 1, 1998. The 1998 corrective action plan was effective in reducing costs for OmniCare-MI's Medicaid members, but not as effective in regard to OmniCare-MI's point-of-service members. In 2000, OmniCare-MI developed a revised corrective action plan, including the development of new underwriting guidelines, implementation of new renewal rates representing an average per-member premium increase of 40% and instituting pharmacy and office visit co-pays for all member groups. In addition, OmniCare-MI is taking measures to further manage its medical costs through renegotiations of hospital contracts, and cost reduction efforts in the areas of pharmacy, catastrophic case management and behavioral health.

The Company, in its restructuring efforts and forecasts, has considered the impact of the reduction in the management fee percentage. In fiscal 2000, management fee revenues increased 4% over the prior year. In fiscal 1999, management fee revenues decreased approximately $4.2 million, compared to fiscal 1998, as a result of the management fee percentage reduction.

Management believes that the continued viability of OmniCare-MI is critical to the Company's future operations and concluded that the unsecured loans, in the form of surplus notes, the $1.3 million forgiveness of management fees in fiscal 1999 and the reduction in the management fee percentage were necessary actions to strengthen the financial condition and viability of OmniCare-MI.

In June 1999, OmniCare-MI joined with Blue Cross Blue Shield of Michigan (the "CasinoCare Venture") in successful proposals to provide health care, dental and prescription drug benefits to employees of two new Detroit casinos. There are currently approximately 5,000 CasinoCare Venture members receiving health coverage, generating medical premiums of approximately $0.8 million monthly. The casinos' present facilities may be replaced by larger facilities in Detroit as early as 2004, and based on the casinos' estimates, the replacement facilities, when built and open, will have up to 8,000 employees (amounting to more than 18,000 members) requiring health coverage, which could generate medical premiums of up to $2.3 million monthly ($28.0 million annually). The Company receives a management fee based on the medical premiums generated from those members who select the Company's products. There can be no assurance that the CasinoCare Venture will be able to increase its covered membership as a result of the proposed larger facilities.

In August 1999, OmniCare-MI received a "Commendable" accreditation rating from the National Committee for Quality Assurance ("NCQA") through April 30, 2001. The NCQA is a nationally recognized independent, not-for-profit organization that evaluates how well a health plan manages all parts of its delivery system (physicians, hospitals, other providers and administrative services) in order to continuously improve health care for its members. The "Commendable" rating is granted to managed care plans that demonstrate levels of service and clinical quality that meet or exceed NCQA's rigorous requirements for consumer protection and quality improvement.

On May 1, 2000, the Company and OmniCare-MI commenced their previously announced strategic partnership with the Detroit Medical Center ("DMC"), a major health care provider system in southeastern Michigan. The alliance is intended to strengthen their respective core businesses and improve the quality of care and services for their patients and members. In addition, it was announced that DMC and OmniCare-MI would develop a joint marketing campaign designed to increase OmniCare-MI's membership and DMC's facility utilization rate.

In the strategic partnership's first phase, on May 1, 2000 approximately 28,000 members of DMC's Medicaid managed care program were transferred to OmniCare-MI, and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network. During fiscal 2000, the additional membership generated management fee revenue of $0.6 million. It is anticipated that management fee revenue earned on the increased Medicaid membership will grow to approximately $7.0 million in fiscal 2001 with a minimal increase in cost.

On July 14, 2000, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI has been awarded a rate increase and an extension of its contract with the State to September 30, 2002, with the potential for three one-year extensions. Management believes that the awarded rate increase could increase OmniCare-MI's annual Medicaid revenue by approximately 11% on average, resulting in approximately $1.5 million of additional management fee revenue to the Company in fiscal 2001. In addition, because the unsuccessful bidders' Medicaid enrollees must change to a successful bidder in their region, management believes that OmniCare-MI's volume of Medicaid enrollees could significantly increase, generating additional management fee revenue for the Company in and after fiscal 2001. There can be no assurance, however, of any such increase in OmniCare-MI's membership.

Other Managed Plan Ventures

OMNICARE-LA. OmniCare-LA, a network model HMO headquartered in New Orleans, Louisiana, was organized as a Louisiana corporation in November 1994, and is 100% owned by the Company's wholly owned subsidiary, United American of Louisiana, Inc. ("UA-LA"). OmniCare-LA was granted an HMO license by the Louisiana Department of Insurance in June 1996. In connection therewith, the Company funded OmniCare-LA's statutory reserve and net worth requirements through letters of credit for $1.0 million and $1.0 million in cash deposited in accounts at state banks in Louisiana. OmniCare-LA was in a pre-operational phase continually since inception. Consistent with the Company's restructuring efforts, the Company has ceased its operations in Louisiana, withdrawn its $1.0 million statutory reserve, terminated its letter of credit commitments and dissolved OmniCare-LA.

PHILCARE. PhilCare, a network model HMO headquartered in Philadelphia, Pennsylvania, was organized as a Pennsylvania corporation in May 1994. PhilCare was 49% owned by the Company's wholly owned subsidiary, United American of Pennsylvania, Inc. ("UA-PA"), and 51% owned by local participants. In June 1996, PhilCare obtained its HMO license, with the Company funding PhilCare's statutory reserve and net worth requirements of $2.1 million through cash deposited at a Pennsylvania bank.

Effective April 1, 1998, PhilCare entered into an Integrated Delivery System ("IDS") agreement with Pennsylvania Healthmate, Inc. ("Healthmate"), an entity that arranges for the provision of health care services for its Medicaid membership through contracts with health care providers. The IDS agreement placed the entity in the position of bearing the risk, but as the contractor with the Pennsylvania Department of Public Welfare (the state's regulatory agency for HMOs), PhilCare was deemed responsible for compliance with all applicable rules and regulations. Based on an evaluation of the net recoverable value of the Company's investment in PhilCare, in fiscal 1998 the Company recorded a full impairment loss against its $2.1 million investment.

In February 2000, Healthmate was sold, and the buyer agreed to assume Healthmate's liabilities. As a result of the Healthmate sale, on June 22, 2000, PhilCare's Board of Directors and shareholders approved the voluntary dissolution of PhilCare. PhilCare was dissolved under applicable law in the Company's fiscal 2000. As a result of the dissolution, assets of PhilCare were distributed to UA-PA, pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount for the fiscal year ended June 30, 2000.

The Company ceased all operational activities of UA-PA in fiscal 1998, except its rent obligations for leased office spaces in Philadelphia which were substantially sublet. In fiscal 2000, the Company reached an agreement with its landlord, which assumed the subleases and released the Company from its lease obligations, effective September 9, 1999.

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

In May 1997, Advica's outstanding debt and preferred stock were restructured to attract other investors. The Company converted its interest in Advica, including loans, advances, accrued interest and the value of warrants held by the Company, to one million shares of non-voting preferred stock of the restructured Advica in the amount of $4.0 million, and a warrant to purchase 3,310 shares of Advica common stock, exercisable at any time at a nominal price, representing approximately 3% of Advica's common shares on a fully diluted basis. The conversion of the Company's loans to Advica into preferred stock was treated as a "troubled debt restructuring" with the investment recorded at its estimated fair value at the date of the restructuring resulting in a net investment in Advica of $2.3 million.

In fiscal 1998, based on Advica's adverse operating results, the Company recognized a full impairment loss on its investment that resulted in bad debt expense of $2.3 million for fiscal year 1998. Subsequently, in November 1998, the Company converted its preferred stock and warrant investment in Advica to Advica common shares.

SELF-FUNDED BENEFIT PLAN

In 1993, the Company acquired Corporate Healthcare Financing, Inc. ("CHF") for approximately $16.2 million in the form of cash, stock, a contingent note and the assumption of liabilities. CHF designed customized employee welfare plan arrangements for self-funded employers and provided marketing, management and administrative services to self-funded employers generally.

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

On August 16, 1999, both notes were paid in full with accrued interest, net of a $0.25 million prepayment discount agreed to by the Company. The final payment on the secured and unsecured notes was in the aggregate amount of $8.5 million.

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

The licensing and operation of OmniCare-MI and OmniCare-TN are governed by the respective states' statutes and regulations applicable to health maintenance organizations. The licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plans are operating out of compliance with the states' HMO statutes, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. Unlike OmniCare-MI, OmniCare-TN is not a federally-qualified HMO and, therefore, is not subject to the federal HMO Act. The County Care plan is governed by the Company's contract with UHCP.

Federal and state regulation of health care plans and managed care products is subject to frequent change, varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. Laws and regulations relating to the Company's business are subject to amendment and/or interpretation in each jurisdiction. In particular, legislation mandating managed care for Medicaid recipients is often subject to change and may not initially be accompanied by administrative rules and guidelines. Changes in federal or state governmental regulation could affect the Company's operations, profitability and business prospects. OmniCare-MI is currently in continuing discussions with state regulators regarding compliance with certain regulatory issues. See "Managed Plan Operated By the Company--OmniCare-MI" under "Managed Plans" above. While the Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations may be interpreted, regulatory revisions may have a material adverse effect on the Company.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of the Managed Plans and, therefore, the revenues of the Company. The predominant competitors in fiscal 2000 in southeastern Michigan are Blue Cross Blue Shield of Michigan, The Wellness Plan, Total Health Plan and Health Alliance Plan. The competitors in central and southwestern Tennessee are Access Med Plus, TLC, Xantus and Blue Cross Blue Shield. The Company's Managed Plans primarily compete on the basis of enrollee premiums, covered benefits, provider networks, utilization limitations, enrollee co-payments and other related plan features and criteria. Management believes that the Company's Managed Plans are able to compete effectively with their primary market competitors in these areas.

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

The total number of employees at September 1, 2000 was 319 compared to 286 at September 1, 1999. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

MANAGEMENT INFORMATION SYSTEMS

The Company is well under way in implementing its new strategic information technology plan, intended to enhance operations, support provider, member and employer information requirements, and reduce costs. An initial phase providing for automation of claims entry by scanning, imaging and electronic data interchange was completed and implemented in the fourth quarter of fiscal 2000.

The Company has purchased a new state-of-the-art computer system to replace its claims processing and payment system. The new system, expected to be in service early in calendar year 2001, will include many features and capabilities that must now be performed manually or in a mode that is not very responsive to Company needs. The new system will operate in a real-time mode enabling rapid response to information needs. The system will automate activities associated with membership and enrollment, benefits management, premium billing, member services, claims/encounter processing, medical management, case management, quality management, referral management, provider contracting, and HEDIS (Health Plan Employer Data and Information Set) reporting.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-K annual report, including, without limitation, statements containing the words "believes," "anticipates," "will," "could," "may," "might" and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor."

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

         14. The selection by employers and individuals of higher co-payment/deductible/ coinsurance plans with relatively lower premiums or margins.
         15. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
         16. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.
         17. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
         18. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
         19.   Adverse results from significant litigation matters.
         20. Inability to maintain or obtain satisfactory bank loan credit arrangements.

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

ITEM 3.  LEGAL PROCEEDINGS

On February 26, 1998, pursuant to a Stipulation and Consent to Appointment of Receiver and Order of Liquidation earlier signed and delivered to the FDOI by the Company, UltraMedix and UA-FL, upon the FDOI's petition, the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida (the "Florida court") entered a consent order declaring UltraMedix and UA-FL insolvent and appointing the FDOI as Receiver ("Receiver") for the purposes of their liquidation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's Common Stock have been traded since May 2, 2000 on the OTC Bulletin Board with the symbol "UAHC," and earlier, during fiscal years 1999 and 2000, were traded on the New York Stock Exchange with the symbol "UAH" through May 1, 2000.

The table below sets forth for the Common Stock the range of the high and low sales prices on the New York Stock Exchange for each quarter in the past two fiscal years. (For the fourth quarter of fiscal 2000, the range of the high and low bid quotations on the OTC Bulletin Board from and after May 2, 2000 was neither higher nor lower than the high and low sales prices, respectively, shown in the table below.)


                                              2000 SALES PRICE                           1999 SALES PRICE
                                      ----------------------------------       -------------------------------------
      FISCAL QUARTER                       HIGH              LOW                     HIGH                LOW
      ---------------------------     ----------------------------------       -------------------------------------
      First                                $ 1.812          $ 0.937                 $ 2.312            $ 1.125
      Second                                 1.437            0.875                   1.937              1.000
      Third                                  1.437            1.000                   1.437              1.062
      Fourth                                 1.250            0.250                   1.937              0.750

As of September 15, 2000, the closing price of the Common Stock was $0.50 per share and there were approximately 240 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:


----------------------------------------------------------------------------------------------------------------------
                                               2000           1999           1998            1997              1996
                                           ---------------------------------------------------------------------------
Operating Data (Year ended June 30):                        (in thousands, except per share data)
------------------------------------
Operating revenues                         $ 109,053       $  93,522       $ 105,588        $ 112,549        $  92,379
Earnings (loss) from
  continuing operations                          984             575         (22,915)          (5,260)          (3,657)
Earnings (loss) from
  discontin-ued operation, net
  of income taxes                                 --              --          (2,581)           1,845              909
Net earnings (loss)                              984             575         (25,496)          (3,415)          (2,748)
Earnings (loss) per common
  share from continuing
  operations - basic and
  diluted                                  $    0.15       $    0.09       $   (3.48)       $   (0.80)       $   (0.56)
Net earnings (loss) per
  common share - basic and
  diluted                                  $    0.15       $    0.09       $   (3.88)       $   (0.52)       $   (0.42)
Weighted average common
  shares outstanding - diluted                 6,779           6,764           6,578            6,553            6,561

Balance Sheet Data (June 30):
-----------------------------
Cash and investments                       $  10,569       $  18,576       $  14,690        $  17,442        $  30,930
Intangible assets, net                         3,663           4,374           5,629           10,557           11,546
Net assets of discontinued
  operation                                       --              --          16,703           19,746           14,703
Total assets                                  34,809          49,251          58,684           79,662           93,239
Medical claims and benefits
  payable                                     11,245          19,810          20,004           11,632           25,678
Debt                                           4,345          13,112          22,444           23,868           21,654
Shareholders' equity                          11,051          10,360           9,081           34,406           37,822



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    OVERVIEW

After implementation of the restructuring plan initiated in fiscal 1998, which included changes in senior management, sale of the Company's subsidiary, CHF, renegotiation of the bank credit facility and settlement of legal proceedings, the Company continues its efforts to achieve further cost reductions and maintain Company revenue, as well as pursue worthwhile mergers and joint ventures.

In September 1998, effective as of August 31, 1998, CHF was sold for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $9.2 million of the sale price plus $0.8 million of interest in cash was received through June 30, 1999. On August 16, 1999, the Company was paid $8.5 million, the remaining principal balance of the secured and unsecured notes and accrued interest thereon, net of a $0.25 million discount granted as an inducement for the buyer to prepay both notes. As required by the Company's bank line of credit facility, the sale was approved by the Company's bank lender and all proceeds were used to reduce the Company's indebtedness to the bank.

On September 25, 2000, the Company replaced its $4.0 million bank line of credit, originally due July 1, 2000, with a new $4.0 million term loan from the same bank lender. The term loan requires monthly installments of approximately $85,000, based upon a five-year amortization, through September 30, 2001 when the remaining unpaid principal of approximately $3.4 million will be due. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2000. See Notes 10 and 16 in "Notes to Consolidated Financial Statements" for further discussion of the refinancing of the line of credit.

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

On September 14, 1998, the parties agreed to a proposed settlement requiring the release of all claims and damages sought by the plaintiffs in exchange for (a) $2.0 million in cash from the Company's insurance carrier, (b) a $0.625 million promissory note of the Company payable in 15 equal monthly installments beginning 13 months after entry of a final court order approving the settlement, with interest at 4% per annum from the date of such order, and (c) newly issued shares of common stock of the Company with an aggregate value of $0.625 million based on a share price equal to the greater of (i) the average closing price of the Company's common stock for the period from July 20, 1998 through the third trading day preceding the court hearing on approval of the settlement or (ii) $2.25 per share.

In December 1998, final judgment was entered approving the Company's shareholder lawsuit settlement and dismissing the action. Pursuant thereto, all claims and damages sought by the plaintiffs were released in exchange for $2.0 million in cash from the Company's insurance carrier, a $0.625 million promissory note from the Company payable in 15 equal monthly installments through March 2001, with interest at 4% per annum from December 11, 1998, and 277,777 new shares of common stock of the Company valued at $0.625 million and issued on March 29, 1999.

Effective April 1, 1999, the Company entered into the County Care contract to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County (Michigan) who lack access to private or employer sponsored health insurance or to another government health plan. The current contract period is through September 30, 2001, with automatic renewal for successive periods of one year unless terminated by either party as provided in the contract. Although management does not expect significant net earnings directly from the County Care contract, management believes that entering into this contract is consistent with the Company's strategic objective of expanding the client base and achieving size sufficient to enable the Company to negotiate better rates, save on administrative costs and build profits.

On May 6, 1999, the Company's Board of Directors authorized the repurchase and retirement of up to 250,000 of the Company's common shares (approximately 3.6% of the total outstanding common shares) in the open market. At June 30, 1999, 12,900 shares had been repurchased, and the remaining 237,100 shares were repurchased in July 1999.

The Company has implemented a corrective action plan, developed in 1998 and revised in 2000, for OmniCare-MI. The corrective action plan implemented in 1998 included strategic initiatives to reduce medical costs through renegotiating its hospital and physician provider contracts, and the reduction of the management fee percentage paid to the Company from 17% to 14% effective June 1, 1998. The 1998 corrective action plan was effective in reducing costs for OmniCare-MI's Medicaid members, but not as effective in regard to OmniCare-MI's point-of-service members. The management fee percentage reduction decreased the Company's management fee revenue for fiscal 1999 by approximately $4.2 million compared to fiscal 1998.

The Company's revised corrective action plan for OmniCare-MI, developed in 2000, includes the development of new underwriting guidelines, implementation of new renewal rates representing an average per-member premium increase of 40% and institution of pharmacy and office visit co-pays for all member groups. In addition, OmniCare-MI is taking measures to further manage its medical costs through renegotiations of hospital contracts, and cost reduction efforts in the areas of pharmacy, castastrophic case management and behavioral health.

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI, evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments are subject to approval by the Bureau and shall be repaid only out of the statutory surplus earnings of OmniCare-MI. The interest rate on the $7.7 million surplus note is fixed at 8.5% per annum, while the interest rate on the $4.6 million surplus note is at the prime rate (9.5% at June 30, 2000). Interest is payable annually and if not paid annually is forfeited. Interest income of $0.5 and $0.4 million was forfeited for fiscal 2000 and 1999, respectively. The principal on the notes has no stated maturity or repayment date. The surplus notes are subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected future cash flows, the Company recorded impairment losses on the valuation of the surplus notes. The impairment losses resulted in bad debt expense of $3.1 million and $2.3 million for the years ended June 30, 2000 and 1998, respectively. In addition, during fiscal 1999, the Company forgave $1.3 million in management fees owed by OmniCare-MI to enable OmniCare-MI to meets its minimum statutory requirements for net worth and working capital.

The continued stabilization efforts related to OmniCare-MI continue, including pursuing joint ventures and other similar activities. In June 1999, OmniCare-MI joined with Blue Cross Blue Shield of Michigan to provide health care, dental and prescription drug benefits to employees of two new Detroit casinos. There are currently approximately 5,000 CasinoCare Venture members receiving health coverage and generating medical premiums of approximately $0.8 million monthly. The casinos' present facilities may be replaced by larger facilities in Detroit as early as 2004; and based upon the casinos' estimates, the replacement facilities, when built and open, will have up to 8,000 employees (amounting to more than 18,000 members) requiring health coverage, which could generate medical premiums of up to $2.3 million monthly ($28.0 million annually). The Company receives a management fee based on the medical premiums generated from those members who select the Company's products. There can be no assurance that the CasinoCare Venture will be able to increase its covered membership as a result of the proposed larger facilities.

On May 1, 2000, the Company and OmniCare-MI commenced their previously announced strategic partnership with DMC, a major health care provider system in southeastern Michigan. The alliance is intended to strengthen their respective core businesses and improve the quality of care and services for their patients and members. In addition, it was announced that DMC and OmniCare-MI will develop a joint marketing campaign designed to increase OmniCare-MI's membership and DMC's facility utilization rate.

In the strategic partnership's first phase, on May 1, 2000 approximately 28,000 members of DMC's Medicaid managed care program were transferred to OmniCare-MI, and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network. During fiscal 2000, the additional membership generated management fee revenue of $0.6 million. Management anticipates that management fee revenue from the increased Medicaid membership will grow to approximately $7.0 million in fiscal 2001 with a minimal increase in cost.

On July 14, 2000, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI has been awarded a rate increase, effective October 1, 2000, and an extension of its contract with the State through September 30, 2002, with the potential for three one-year extensions. Management estimates that the awarded rate increase could increase OmniCare-MI's annual Medicaid revenue by approximately 11% on average, resulting in approximately $1.5 million of additional management fee revenue to the Company in fiscal 2001. In addition, because the unsuccessful bidders' Medicaid enrollees must change to a successful bidder in their region, management believes that OmniCare-MI's volume of Medicaid enrollees could significantly increase, generating additional management fee revenue for the Company in and after fiscal 2001. There can be no assurance, however, of any such increase in OmniCare-MI's membership.

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

Until March 31, 2000, the Company maintained a $6.4 million estimated medical claims liability for UltraMedix, which had been established at December 31, 1997. At March 31, 2000, Company management concluded that the continuing reserve requirement should be $0.8 million, and accordingly, the Company reduced the $6.4 million reserve by $5.6 million and offset that amount against medical services expenses.

Effective April 1, 1998, PhilCare entered into an IDS agreement with Healthmate, an entity that arranges for the provision of health care services for its Medicaid membership through contracts with health care providers. The IDS agreement placed the entity in the position of bearing the risk, but as the contractor with the Pennsylvania Department of Public Welfare (the state's regulatory agency for HMOs), PhilCare was deemed responsible for compliance with all applicable rules and regulations. Based on an evaluation of the net recoverable value of the Company's investment in PhilCare, the Company recorded a full impairment loss against its $2.1 million investment, in the fiscal year ended June 30, 1998.

In February 2000, Healthmate was sold, and the buyer agreed to assume Healthmate's liabilities. As a result of the Healthmate sale, on June 22, 2000, PhilCare's Board of Directors and shareholders approved the voluntary dissolution of PhilCare. PhilCare was dissolved under applicable law in the Company's fiscal 2000. As a result of the dissolution, assets of PhilCare were distributed to UA-PA pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount for the fiscal year ended June 30, 2000.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The provisions of the contract provide for an approximate 4.5% increase in average premiums through January 1, 2001, with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population. Management expects that the net effect of the increase in the monthly premiums and the elimination of the adverse selection payments will improve monthly cash flow in fiscal 2001.

On September 20, 2000, the Company made an additional cash contribution of $0.9 million to OmniCare-TN in exchange for additional preferred stock of OmniCare-TN to be issued to the Company. The cash contribution was made to enable OmniCare-TN to meet minimum statutory requirements for net worth.

The Company recognized earnings before income taxes of $1.6 million and $1.2 million for the years ended June 30, 2000 and 1999, respectively, an increase of $0.4 million (33%). Earnings net of income taxes for the years ended June 30, 2000 and 1999 were $1.0 million and $0.6 million, respectively, an increase of $0.4 million (67%). Excluding the earlier described reversal in part of an UltraMedix medical claims liability reserve, recording of bad debt expense against amounts owed to the Company by OmniCare-MI and recovery of the investment in PhilCare, resulting in a gain, the Company would have recognized a loss before income taxes of $3.0 million for the fiscal year ended June 30, 2000.

          YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

Total revenues increased $15.6 million (17%), to $109.1 million in the year ended June 30, 2000 from $93.5 million in the year ended June 30, 1999.

Medical premium revenues were $86.2 million in the year ended June 30, 2000, an increase of $13.0 million (18%) from medical premium revenues of $73.2 million in the year ended June 30, 1999.

Medical premium revenues for OmniCare-TN increased $6.1 million (9%), to $77.0 million in the year ended June 30, 2000, from $70.9 million in the year ended June 30, 1999. OmniCare-TN's premium rate increases accounted for $3.1 million of the increase. Member months decreased 16,000 (3%) to 524,000 in the year ended June 30, 2000 from 540,000 in the year ended June 30, 1999, and accounted for a $2.4 million decrease in premium revenues. TennCare provides additional adverse selection payments to managed care organizations for high cost chronic conditions of their members and payments earmarked as adjustments for covered benefits. In the year ended June 30, 2000, revenue adjustments for adverse selection and other covered benefits increased $4.5 million. OmniCare-TN adverse selection revenue related to fiscal 1999, recognized in the year ended June 30, 2000, accounted for $0.9 million of the revenue increase.

The total OmniCare-TN PMPM revenue rate - based on an average membership of 43,700 for the year ended June 30, 2000 compared to 45,000 for the year ended June 30, 1999 - was $147 for the year ended June 30, 2000 compared to $131 for the year ended June 30, 1999, an increase of $16 (12%). The PMPM premium rate, based on the State of Tennessee's estimate, increased 5%, to $129 for the year ended June 30, 2000 from $122 for the year ended June 30, 1999, excluding excess adverse selection payments and adjustments for covered benefits.

Premium revenues from the County Care program totaled $9.2 million for the year ended June 30, 2000, compared to $2.3 million for the year ended June 30, 1999. The $6.9 million (300%) increase is a result of the Company having only participated in the County Care program three months of fiscal 1999 versus a full year of participation in fiscal 2000.

Management fees earned from OmniCare-MI were $18.8 million in the year ended June 30, 2000, an increase of $0.7 million (4%) from fees of $18.1 million in the year ended June 30, 1999. Excluding the earlier described forgiveness in fiscal 1999 of $1.3 million of management fee revenue, management fees earned in the fiscal year ended June 30, 2000 would have decreased $0.6 million (3%) compared to management fees of $19.4 million for the year ended June 30, 1999. The $18.8 million of management fees earned from OmniCare-MI in fiscal 2000 includes the portion of $3.7 million which was converted into an unsecured loan to OmniCare-MI, evidenced by a surplus note.

Interest and other income increased $1.9 million (86%) to $4.1 million in the year ended June 30, 2000 from $2.2 million in the year ended June 30, 1999. Other income increased $2.5 million as a result of a $2.1 million gain recorded on the Company's recovery of its $2.1 million investment in PhilCare upon PhilCare's dissolution and $0.4 million for fees received for management of the Women, Infants and Children program for the City of Detroit. Interest income decreased $0.6 million due primarily to the retirement of the CHF interest-bearing notes in August 1999.

Total expenses were $107.5 million in the year ended June 30, 2000, compared to $92.4 million in the year ended June 30, 1999, an increase of $15.1 million (16%).

Medical services expenses were $70.3 million in the year ended June 30, 2000, an increase of $10.4 million (17%) from medical services expenses of $59.9 million in the year ended June 30, 1999. As described in "Overview" above, the Company established at December 31, 1997 and maintained until March 31, 2000 an estimated medical claims liability reserve of $6.4 million for UltraMedix. At March 31, 2000, Company management concluded that the continuing reserve requirement should be $0.8 million, and accordingly, the Company reduced the reserve by $5.6 million and offset that amount against medical services expenses. Without that reversal, medical services expenses would have been $75.9 million in the year ended June 30, 2000, an increase of $16.0 million (27%), resulting in an overall percentage of medical services expenses to medical premium revenues - the medical loss ratio ("MLR") - of 88% for OmniCare-TN and County Care for fiscal 2000.

Medical services expenses for OmniCare-TN increased $10.0 million (17%), to $67.8 million in the year ended June 30, 2000 from $57.8 million in the year ended June 30, 1999. The OmniCare-TN MLR was 88% for the year ended June 30, 2000 and 82% for the year ended June 30, 1999. The fiscal 2000 OmniCare-TN MLR includes an approximate 4.5% increase due to a fourth quarter increase in the medical claims liability of $3.4 million related to the assignment of new members by TennCare. The fiscal 1999 OmniCare-TN MLR includes an approximate 3% reduction due to offsets to medical services expenses related to the net recovery of $0.5 million in refundable advances made to a third party dental administrator and an excess adverse selection payment of $1.0 million received in fiscal 1999 for the period June 1997 and prior.

OmniCare-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal PMPM experience and adversely affected its earnings for and since that period. OmniCare-TN is seeking an adverse selection payment from TennCare, retroactive for such fiscal 2000 expenses, but there can be no assurance what the outcome of its request will be.

Medical services expenses for County Care were $8.1 million in the year ended June 30, 2000, an increase of $6.0 million (286%) from medical services expenses of $2.1 million in the year ended June 30, 1999. The increase is a result of the Company having only participated in the County Care program three months in fiscal 1999 versus a full year of participation in fiscal 2000. The County Care MLR for the year ended June 30, 2000 was 88%. County Care operations began with inception of the contract in April 1999.

Marketing, general and administrative expenses increased $2.9 million (11%), to $30.2 million in the year ended June 30, 2000, from $27.3 million in the year ended June 30, 1999. The increase was due primarily to increases in wages and benefits of $1.8 million and increases in temporary labor costs of $0.9 million.

Depreciation and amortization remained relatively constant at $3.4 million for the years ended June 30, 2000 and 1999. The Company had previously capitalized costs for internally developed customized software. At June 30, 2000, these costs were fully depreciated and accounted for approximately $1.4 million of fiscal 2000 expense. The Company purchased $2.5 million of property and equipment, the majority of which was placed in service in the last quarter of fiscal 2000 and therefore did not have a significant effect on depreciation expense in the year ended June 30, 2000.

Interest expense decreased $1.2 million (68%), to $0.5 million in the year ended June 30, 2000 from $1.7 million in the year ended June 30, 1999, due to reduction of outstanding debt from $13.1 million at June 30, 1999 to $4.3 million at June 30, 2000.

Bad debt expense in the year ended June 30, 2000 totaled $3.1 million as a result of recording an impairment loss on the valuation of the unsecured loan made to OmniCare-MI.

The Company recognized earnings before income taxes of $1.6 million and $1.2 million for the years ended June 30, 2000 and 1999, respectively, an increase of $0.4 million (33%). Earnings net of income taxes for the years ended June 30, 2000 and 1999 were $1.0 million and $0.6 million, respectively, an increase of $0.4 million (67%). Excluding the earlier described reversal in part of an UltraMedix medical claims liability reserve, recording of bad debt expense against amounts owed to the Company by OmniCare-MI and recovery of the investment in PhilCare, resulting in a gain, the Company would have recognized a loss before income taxes of $3.0 million for the fiscal year ended June 30, 2000.

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

OmniCare-TN medical premium revenues increased $7.4 million (12%), from $63.5 million in the year ended June 30, 1998 to $70.9 million in the year ended June 30, 1999. OmniCare-TN received $5.9 million in adverse selection payments in the year ended June 30, 1999, of which $1.8 million, $3.1 million and $1.0 million represented the service periods for July 1998 to March 1999, July 1997 to June 1998 and June 1997 and prior, respectively. In addition, OmniCare-TN recognized a one-time adverse selection payment of $1.2 million in fiscal 1999. For the year ended June 30, 1999, OmniCare-TN medical premium revenues related to excess adverse selection payments, which had been based on the State of Tennessee's estimate, increased by $4.0 million (364%), from $1.1 million for fiscal 1998 to $5.1 million for fiscal 1999.

The OmniCare-TN PMPM premium rate -- based on an average membership of 45,000 for the year ended June 30, 1999 compared to 44,000 for the year ended June 30, 1998 -- was $122 for the year ended June 30, 1999, compared to $119 for the year ended June 30, 1998 (excluding excess adverse selection payments), an increase of 2% or $3.4 million. The 4% increase in member months accounted for $1.8 million of the OmniCare-TN fiscal 1999 medical premium revenue increase.

Premium revenues from the County Care program, which began in April 1999, totaled $2.3 million in fiscal 1999.

UltraMedix, which ceased operations and was placed in liquidation in March 1998, did not contribute any medical premium revenues in the year ended June 30, 1999. Medical premium revenues from UltraMedix were $15.1 million in the year ended June 30, 1998.

Management fees earned from OmniCare-MI were $18.1 million in the year ended June 30, 1999, a decrease of $6.9 million (28%) from fees of $25.0 million in the year ended June 30, 1998. The decrease is due to the following: (i) reduction in the management fee percentage in June 1998 from 17% to 14%, which resulted in a decrease of $4.2 million; (ii) a decrease in operating revenues of OmniCare-MI in fiscal 1999 due primarily to an enrollment decrease of 6%, which resulted in a net decrease in management fees of $1.6 million; and (iii) forgiveness of management fee revenues from OmniCare-MI of $1.3 million.

Total expenses before income taxes from continuing operations totaled $92.4 million in the year ended June 30, 1999, compared to $132.9 million in the year ended June 30, 1998, a decrease of $40.5 million (30%).

Medical services expenses were $59.9 million in the year ended June 30, 1999, a decrease of $10.4 million (15%) from medical services expenses of $70.3 million in the year ended June 30, 1998.

Medical services expenses for OmniCare-TN increased $4.8 million (9%), from $53.0 million in the year ended June 30, 1998 to $57.8 million in the year ended June 30, 1999. The OmniCare-TN MLR was 82% for the year ended June 30, 1999 and 83% for the year ended June 30, 1998. The fiscal 1999 OmniCare-TN MLR includes an approximate 3% reduction due to offsets to medical services expenses related to the net recovery of $0.5 million in refundable advances made to a third party dental administrator and an excess adverse selection payment of $1.0 million received in fiscal 1999 for the period June 1997 and prior.

Medical services expenses for County Care in fiscal 1999 were $2.1 million from inception of the contract in April 1999. The MLR for County Care was estimated at 92%, a rate management believed adequate to establish reserves sufficient to cover anticipated program medical expenses.

UltraMedix, which ceased operations in March 1998, did not incur any medical services expenses in the year ended June 30, 1999. Medical services expenses for UltraMedix were $17.3 million in the year ended June 30, 1998.

Marketing, general and administrative expenses decreased $17.0 million (38%), from $44.3 million in the year ended June 30, 1998 to $27.3 million in the year ended June 30, 1999, due to the following corporate and Tennessee activities:
(i) employee downsizing in fiscal 1998 and early fiscal 1999 which significantly contributed to the decrease in salary expense of $5.1 million; (ii) expensing of $1.0 million of deferred HMO licensure-related costs in Louisiana and Pennsylvania in fiscal 1998; (iii) a decrease in professional service fees of $2.0 million related primarily to the fiscal 1998 financial restructuring program; (iv) a decrease in promotion and advertising expense of $2.6 million; and (v) a decrease of approximately $6.0 million related to UltraMedix and UA-FL, which ceased operations and were placed in liquidation in March 1998.

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

As a result, the Company recognized earnings from continuing operations before income taxes of $1.1 million for the year ended June 30, 1999, compared to a loss from continuing operations before income taxes of $27.4 million for the year ended June 30, 1998, a $28.5 million change. Net earnings from continuing operations were $0.6 million for the year ended June 30, 1999, compared to a net loss from continuing operations of $22.9 million for the year ended June 30, 1998, a change of $23.5 million.

The discontinued operation did not contribute earnings or loss for the year ended June 30, 1999, compared to a net loss of $2.6 million for the year ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, the Company incurred operating losses in the last three quarters, excluding the effect of revised estimates of the medical claims payable of $5.6 million in the third quarter. At June 30, 2000, the Company had
(i) cash and cash equivalents and short-term marketable securities of $10.6 million, compared to $18.6 million at June 30, 1999; (ii) negative working capital of $2.3 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of
 .88-to-1, compared to .96-to-1 at June 30, 1999. The principal uses of funds for the year ended June 30, 2000 were $1.9 million used in operating activities, repayment of $8.5 million of bank debt from the same amount of cash proceeds received on the notes from the sale of CHF, a $4.0 million cash infusion to OmniCare-MI, purchases of property and equipment of $2.5 million, repurchase of common stock of $0.4 million and purchases of marketable securities of $1.3 million. In addition, the Company's investing activities included the funding of an additional $3.7 million unsecured loan to OmniCare-MI through conversion of management fees owed to the Company, and receipt of approximately $2.1 million of cash and U.S. Treasury obligations on the dissolution of PhilCare.

The stock of CHF was sold effective August 31, 1998, for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $9.2 million of the sale price, plus $0.8 million of interest, in cash was received through June 30, 1999. The remaining principal balance on the secured and unsecured notes and accrued interest, net of a prepayment discount, in the sum of $8.5 million was paid to the Company on August 16, 1999.

In previous fiscal years, to satisfy applicable statutory requirements, the Company provided $1.0 million in letters of credit on behalf of, and a $1.0 million capital contribution to, OmniCare-LA, and made a $2.1 million capital contribution to PhilCare. The funds were provided by the Company from its line of credit arrangement. Due to the cessation of its Louisiana operations, the Company withdrew the $1.0 million capital contribution and terminated its letter of credit commitments. PhilCare was dissolved under applicable law in the Company's fiscal 2000. As a result of the dissolution, assets of PhilCare were distributed to UA-PA pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its investment in PhilCare, receiving approximately $2.1 million of cash and U.S. Treasury obligations during fiscal 2000.

The Company's restructuring decisions significantly contributed to the $22.9 million loss from continuing operations in fiscal 1998. However, after adjusting for non-cash activities and changes in assets and liabilities, the Company generated positive cash flows from operations in fiscal 1998. The Company also generated positive cash flows from operations in fiscal 1999.

Management's plans to address the current negative working capital and improve operating results and cash flow include the following:

Management expects that the OmniCare-MI corrective action plan, as revised in 2000, will continue to stabilize that Plan. OmniCare-MI has successfully renegotiated certain major hospital provider contracts, including its most significant hospital contract. On July 14, 2000, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI has been awarded a rate increase, effective October 1, 2000, and an extension of its contract with the State through September 30, 2002, with the potential for three one-year extensions. Management estimates that the awarded rate increase could increase OmniCare-MI's annual Medicaid revenue by approximately 11% on average, resulting in approximately $1.5 million of additional management fee revenue to the Company in fiscal 2001. In addition, because the unsuccessful bidders' Medicaid enrollees must change to a successful bidder in their region, management believes that OmniCare-MI's volume of Medicaid enrollees could significantly increase, generating additional management fee revenue for the Company in and after fiscal 2001. There can be no assurance, however, of any such increase in OmniCare-MI's membership.

On May 1, 2000, the Company and OmniCare-MI commenced their previously announced strategic partnership with DMC, a major health care provider system in southeastern Michigan. The alliance is intended to strengthen their respective core businesses and improve the quality of care and services for their patients and members. In addition, it was announced that DMC and OmniCare-MI would develop a joint marketing campaign designed to increase OmniCare-MI's membership and DMC's facility utilization rate.

In the strategic partnership's first phase, on May 1, 2000 approximately 28,000 members of DMC's Medicaid managed care program were transferred to OmniCare-MI, and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network. During fiscal 2000, the additional membership generated management fee revenue of $0.6 million. It is anticipated that management fee revenue earned on the increased

Medicaid membership will grow to approximately $7.0 million in fiscal 2001, with a minimal increase in cost.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The provisions of the contract provide for an approximate 4.5% increase in average premiums through January 1, 2001, with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population. Management expects that the net effect of the increase in the monthly premiums and the elimination of the adverse selection payments will improve monthly cash flow in fiscal 2001.

On September 20, 2000, the Company made an additional cash contribution of $0.9 million to OmniCare-TN in exchange for additional preferred stock of OmniCare-TN to be issued to the Company. The cash contribution was made to enable OmniCare-TN to meet minimum statutory requirements for net worth, while allowing OmniCare-TN to utilize the funds for working capital.

On September 25, 2000, the Company replaced its $4.0 million bank line of credit, originally due July 1, 2000, with a $4.0 million term loan from the same bank lender. The term loan requires monthly installments of approximately $85,000, based upon a five-year amortization, through September 30, 2001 when the remaining unpaid principal of approximately $3.4 million will be due. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2000. See Notes 10 and 16 in "Notes to Consolidated Financial Statements" for further discussion of the refinancing of the line of credit.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors noted above, including the continued stabilization of OmniCare-MI and the ability of the Company to control medical costs related to the TennCare program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.

RECENTLY ENACTED PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities" are effective for fiscal years beginning after June 15, 2000. These Statements establish accounting and reporting standards for derivative instruments and hedging activities and require that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management has determined that the requirements of SFAS Nos. 133, 137 and 138 will not have a significant impact on the financial statements of the Company.

Statement of Position ("SOP") 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," is effective for fiscal years beginning after June 15, 1999. SOP 98-7 requires that when an insurance contract does not provide for indemnification of the insured, or when a reinsurance contract does not indemnify against loss relating to insurance risk, the contract should be accounted for as a deposit. Management has determined that the requirements of SOP 98-7 will not have a significant impact on the financial statements of the Company.

ITEM 8.  FINANCIAL STATEMENTS

Presented beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 15, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 15, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 15, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 15, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.

(3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760); (ii) the Company's Form 10-K reports for its fiscal years ended June 30, 1993, 1994, 1995, 1996, 1997,1998 and 1999; (iii) the Company's 10-K/A
report filed October 14, 1996; (iv) the Company's Form 10-Q reports for its quarters ended March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, March 31, 1998 and December 31, 1998; (v) the Company's Form 8-K reports filed with the Commission August 8, 1991, April 23, 1993, May 24, 1993, January 29, 1996, April 19, 1996, October 30, 1997, January 20, 1998 and January 14,
2000; or (vi) the Company's Form 8-K/A report filed with the Commission July 21, 1993 and November 12, 1997. The Exhibit Index is hereby incorporated by reference into this Item 14.

No reports on Form 8-K were filed with respect to the last three months of fiscal 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2000.

UNITED AMERICAN HEALTHCARE CORPORATION      (Registrant)

                                       By: /s/GREGORY H. MOSES, JR.
                                           ------------------------
                                           Gregory H. Moses, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 28, 2000.

      SIGNATURE                                CAPACITY
      ---------                                --------

/s/GREGORY H. MOSES, JR.                President, CEO and Director
--------------------------------        (Principal Executive Officer)
Gregory H. Moses, Jr.

/s/ANITA C.R. GORHAM                    Secretary and Director
--------------------------------
Anita C.R. Gorham

/s/WILLIAM E. JACKSON, II               Chief Financial Officer
--------------------------------        (Principal Financial Officer and
William E. Jackson, II                  Principal Accounting Officer)


/s/WILLIAM C. BROOKS                    Director
--------------------------------
William C. Brooks

/s/JULIUS V. COMBS, M.D.                Director
--------------------------------
Julius V. Combs, M.D.

/s/WILLIAM B. FITZGERALD                Director
--------------------------------
William B. Fitzgerald

/s/DARREL W. FRANCIS                    Director
--------------------------------
Darrel W. Francis

/s/TOM A. GOSS                          Director
--------------------------------
Tom A. Goss

/s/HARCOURT G. HARRIS, M.D.             Director
--------------------------------
Harcourt G. Harris, M.D.

/s/PEARL M. HOLFORTY                    Director
--------------------------------
Pearl M. Holforty

/s/RONALD M. HORWITZ, Ph.D.             Director
--------------------------------
Ronald M. Horwitz, Ph.D.

/s/EMMETT S. MOTEN, JR.                 Director
--------------------------------
Emmett S. Moten, Jr.

/s/LINDA A. WATTERS                     Director
--------------------------------
Linda A. Watters

                                  EXHIBIT INDEX



   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
   3.1        Restated Articles of Incorporation    Exhibit 3.1 to the Registrant's Form S-1
              of Registrant                         Registration Statement under the
                                                    Securities Act of 1933, as amended,
                                                    declared effective on April 23, 1991
                                                    ("1991 S-1")
   3.1(a)     Certificate of Amendment to the       Exhibit 3.1(a) to 1991 S-1
              Articles of Incorporation of
              Registrant
   3.2        Amended and Restated Bylaws of        Exhibit 3.2 to the Registrant's 1993 Form
              Registrant                            10-K
   4.1        Incentive and Non-Incentive Stock     Exhibit 4.1 to the Registrant's 1995 Form
              Option Plan of Registrant effective   10-K
              March 25, 1991, as amended
   4.2        Form of Common Share Certificate      Exhibit 4.2 to the Registrant's 1995 Form
                                                    10-K
   10.1       Employees' Retirement Plan for        Exhibit 10.1 to 1991 S-1
              Registrant dated May 1, 1985, with
              First Amendment thereto and Summary
              Plan Description therefor
   10.2       Management Agreement between          Exhibit 10.2 to 1991 S-1
              Michigan Health Maintenance
              Organization Plans, Inc. and
              Registrant dated March 15, 1985, as
              amended June 12, 1985
   10.3       Management Agreement between U.A.     Exhibit 10.3 to 1991 S-1
              Health Care Corporation and
              Personal Physician Care, Inc. dated
              March 18, 1987
   10.4       Amendment dated February 16, 1993     Exhibit 10.5 to the Registrant's 1995 Form
              to Management Agreement between       10-K
              United American Healthcare
              Corporation and Personal Physician
              Care, Inc. dated March 18, 1987


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
   10.5       Amendment dated June 16, 1994 to      Exhibit 10.4 to the Registrant's 1994 Form
              Management Agreement between U.A.     10-K
              Health Care Corporation and
              Personal Physician Care, Inc. dated
              March 18, 1987
   10.6       Management Agreement between          Exhibit 10.5 to Registrant's 1994 Form 10-K
              OmniCare Health Plan, Inc. and
              United American of Tennessee, Inc.
              dated February 2, 1994
   10.7       Management Agreement between          Exhibit 10.6 to Registrant's 1994 Form 10-K
              UltraMedix Health Care Systems,
              Inc. and United American of
              Florida, Inc. dated February 1, 1994
   10.8       Amendment dated September 4, 1995     Exhibit 10.9 to the Registrant's 1995 Form
              to Management Agreement between       10-K
              UltraMedix Healthcare Systems, Inc.
              and United American of Florida,
              Inc. dated February 1, 1995
   10.9       Amendment dated September 20, 1995    Exhibit 10.10 to Registrant's 1995 Form
              to Management Agreement between       10-K
              UltraMedix Health Care Systems,
              Inc. and United American of
              Florida, Inc. dated February 1, 1995
   10.10      Lease Agreement between 1155          Form 8-K filed August 8, 1991
              Brewery Park Limited Partnership
              and Registrant dated July 24, 1991,
              effective May 1, 1992
   10.11      Amendment dated December 8, 1993 to   Exhibit 10.8 to the Registrant's 1994 Form
              Lease agreement between 1155          10-K
              Brewery Park Limited Partnership
              and Registrant dated July 24, 1991


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
   10.12      Amendment dated April 15, 1993 to     Exhibit 10.13 to Registrant's 1995 Form
              Lease Agreement between 1155          10-K
              Brewery Park Limited Partnership
              and Registrant dated July 24, 1991
   10.13      Lease Agreement between Baltimore     Exhibit 10.7 to the Registrant's 1993 Form
              Center Associates Limited             10-K
              Partnership and Corporate
              Healthcare Financing, Inc. dated
              August 24, 1988, as amended April
              12, 1993, effective the later of
              May 1, 1993 or the date premises
              are ready for occupancy
   10.14      Amendment dated May 11, 1994          Exhibit 10.11 to the Registrant's 1994
              (effective June 30, 1994) to Lease    Form 10-K
              agreement between Baltimore Center
              Associates Limited Partnership and
              Corporate Healthcare Financing, Inc
   10.15      Lease Agreement between CLW Realty    Exhibit 10.2 to Registrant's 1994 Form 10-K
              Asset Group, Inc., as agent for The
              Prudential Insurance Company of
              America and United American of
              Florida dated May 31, 1994,
              effective June 1, 1994
   10.16      Lease Agreement between Fleming       Exhibit 10.3 to Registrant's 1994 Form 10-K
              Companies, Inc. and United American
              of Tennessee dated June 30, 1994,
              effective the date premises are
              ready for occupancy
   10.17      Lease Agreement between               Exhibit 10.19 to Registrant's 1995 Form
              International Business Machines       10-K
              Corporation and Registrant dated
              August 29,


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
              1994
   10.18      Amended and Restated Line of Credit   Exhibit 10.20 to Registrant's 1995 Form
              Facility Agreement between Michigan   10-K
              National Bank and Registrant dated
              March 14, 1995
   10.19      Promissory notes between Michigan     Exhibit 10.9 to the Registrant's 1993 Form
              National Bank and Registrant dated    10-K
              August 26, 1993
   10.20      Asset Purchase Agreement between      Form 8-K filed May 24, 1993 and Form 8-K/A
              CHF, Inc., Healthcare Plan            filed July 21, 1993
              Management, Inc., CHF-HPM Limited
              Partnership, Louis J. Nicholas and
              Keith B. Sullivan and Registrant
              dated May 7, 1993
   10.21      Loan and Security Agreement between   Exhibit 10.18 to Registrant's 1994 Form
              UltraMedix Health Care Systems,       10-K
              Inc. and United American of Florida
              dated February 1, 1994
   10.22      Amendment dated June 13, 1995 to      Exhibit 10.26 to Registrant's 1995 Form
              the Loan and Security Agreement       10-K
              between UltraMedix Care Systems,
              Inc. and United American of
              Florida, Inc. dated February 1, 1994
   10.23      Form of Stock Transfer Services       Exhibit 10.19 to Registrant's 1994 Form
              Agreement between Huntington          10-K
              National Bank and Registrant
   10.24      Employment Agreement between Julius   Exhibit 10.15 to 1991 S-1
              V. Combs, M.D. and Registrant dated
              March 15, 1991
   10.25      Employment Agreement between Ronald   Exhibit 10.16 to 1991 S-1
              R. Dobbins


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
              and Registrant dated March 15, 1991
   10.26      Employment Agreement between Louis    Exhibit 10.22 to Registrant's 1994 Form
              J. Nicholas and Corporate             10-K
              Healthcare Financing, Inc. dated
              May 7, 1993
   10.27      First Amendment to Contingent Note    Form 10-Q for the Quarter Ended March 31,
              Promissory Note between CHF-HPM       1996, filed May 14, 1996
              Limited Partnership and the
              Registrant
   10.28      Acquisition of majority interest in   Form 8-K filed April 19, 1996
              OmniCare Health Plan, Inc. of
              Tennessee and UltraMedix Healthcare
              Systems, Inc.
   10.29      Injured Workers' Insurance Fund       Form 10-K/A filed October 14, 1996, as
              Contract No. IWIF 9-96 Managed Care   amended
              Contract with Statutory Benefits
              Management Corporation dated June
              19, 1996
   10.30      Ernst & Young LLP Report of           Exhibit 10.30 to Registrant's 1998 Form
              Independent Auditors  as of June      10-K
              30, 1996
   10.31      Renaissance Center Office Lease       Form 10-Q for the Quarter Ended September
              between Renaissance Center Venture    30, 1996, filed November 13, 1996
              and Registrant
   10.32      Purchase Agreement between            Form 10-Q for the Quarter Ended December
              Statutory Benefits Management         31, 1996, filed February 10, 1997
              Corporation and Spectera, Inc.
   10.33      Agreement of Purchase and Sale of     Form 10-K filed October 14, 1997
              Stock, between CHF Acquisition,
              Inc. and the Registrant dated
              September 12, 1997
   10.34      Ernst & Young LLP Report of           Form 10-K filed October 14, 1997
              Independent Auditors as


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
              of June 30, 1997
   10.35      Amended and Restated Business Loan    Form 10-Q for the Quarter Ended
              Agreement between Michigan National   March 31, 1998, filed May 15, 1998
              Bank and Registrant dated March 12,
              1998 (effective as of February 1,
              1998)
   10.36      Business Loan Agreement Addendum      Form 10-Q for the Quarter Ended
              between Michigan National Bank and    March 31, 1998, filed May 15, 1998
              Registrant dated March 12, 1998
              (effective as of February 1, 1998)
   10.37      Promissory Note from Registrant to    Form 10-Q for the Quarter Ended
              Michigan National Bank dated March    March 31, 1998, filed May 15, 1998
              12, 1998 (effective as of February
              1, 1998)
   10.38      Employment Agreement between          Exhibit 10.38 to Registrant's 1998
              Gregory H. Moses, Jr. and             Form 10-K
              Registrant dated May 11, 1998
   10.39      Amendment dated as of June 30, 1998   Exhibit 10.39 to Registrant's 1998
              to Lease Agreement between 1155       Form 10-K
              Brewery Park Limited Partnership
              and Registrant dated June 24, 1991
   10.40      Termination of Lease between          Exhibit 10.40 to Registrant's 1998
              Renaissance Holdings, Inc.            Form 10-K
              (successor to Renaissance Center
              Venture) and Registrant dated June
              24, 1998
   10.41      United American Healthcare            Exhibit 10.41 to Registrant's 1998
              Corporation 1998 Stock Option Plan    Form 10-K
   10.42      Stock Purchase Agreement among        Exhibit 10.42 to Registrant's 1998
              Registrant, CHFA, Inc. and            Form 10-K
              Corporate Healthcare Financing,
              Inc.


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
              dated August 31, 1998
   10.43      Secured Promissory Note from CHFA,    Exhibit 10.43 to Registrant's 1998
              Inc. to Registrant dated August 31,   Form 10-K
              1998
   10.44      Unsecured Promissory Note from        Exhibit 10.44 to Registrant's 1998
              CHFA, Inc. to Registrant dated        Form 10-K
              August 31, 1998
   10.45      Guaranty Agreement of Louis J.        Exhibit 10.45 to Registrant's 1998
              Nicholas dated August 31, 1998        Form 10-K
   10.46      Pledge Agreement between CHFA, Inc.   Exhibit 10.46 to Registrant's 1998
              and Registrant dated August 31, 1998  Form 10-K
   10.47      Amendment of Business Loan            Exhibit 10.47 to Registrant's 1998
              Agreement between Registrant and      Form 10-K
              Michigan National Bank dated
              September 1, 1998
   10.48      Promissory Note of Registrant to      Exhibit 10.48 to Registrant's 1998
              Michigan National Bank dated          Form 10-K
              September 1, 1998
   10.49      Pledge Agreement from Registrant to   Exhibit 10.49 to Registrant's 1998
              Michigan National Bank dated          Form 10-K
              September 1, 1998
   10.50      Promissory Note from Registrant to    Form 10-Q for the Quarter Ended December
              UAH Securities Litigation Fund        31, 1998, filed February 16, 1999
              dated December 11, 1998
   10.51      Amendment of Promissory Note and      Exhibit 10.51 to Registrant's 1999
              Business Loan Agreement from          Form 10-K
              Michigan National Bank dated May 6,
              1999
   10.52      Provider Contract between Urban       Exhibit 10.52 to Registrant's 1999
              Hospital Care Plus and Registrant     Form 10-K
              dated April 1, 1999


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
   10.53      Assignment and Assumption of          Exhibit 10.53 to Registrant's 1999
              Subleases and Security Deposits       Form 10-K
              between International Business
              Machines Corporation and Registrant
              dated September 9, 1999
   10.54      Business Loan Agreement between                                                          *
              Registrant and Michigan National
              Bank dated September 25, 2000
   10.55      Promissory Note of Registrant to                                                         *
              Michigan National Bank dated
              September 25, 2000
   10.56      Security Agreement between                                                               *
              Registrant and Michigan National
              Bank dated September 25, 2000
   16.1       Concurring Letter regarding change    Form 8-K filed October 30, 1997
              in Certifying Accountants dated
              October 30, 1997, from Grant
              Thornton LLP
   16.2       Concurring Letter regarding change    Form 8-K/A filed November 12, 1997
              in Certifying Accountants dated
              November 12, 1997, from Grant
              Thornton LLP
   16.3       Concurring Letter regarding change    Form 8-K/A filed November 12, 1997
              in Certifying Accountants dated
              November 12, 1997, from Ernst &
              Young LLP
   16.4       Concurring Letter regarding change    Form 8-K filed January 20, 1998
              in Certifying Accountants dated
              January 16, 1998, from Arthur
              Andersen LLP
   21         Subsidiaries of the Registrant                                                          *
   27         Financial Data Schedule                                                                 *


   EXHIBIT    DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                        REFERENCE TO                      HEREWITH
   ---------- ------------------------------------- -------------------------------------------- --------------
   99.1       Press Release dated January 12, 1998  Form 8-K filed January 20, 1998
   99.2       Press Release dated January           Form 8-K filed January 14, 2000
              6, 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Page


Independent Auditors' Report.................................................................   F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999.....................................   F-3

Consolidated Statements of Operations for each of the
 years in the three-year period ended June 30, 2000..........................................   F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income for each
of the years in the three-year period ended June 30, 2000....................................   F-5

Consolidated Statements of Cash Flows for each of the
years in the three-year period ended June 30, 2000...........................................   F-6

Notes to Consolidated Financial Statements...................................................   F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Detroit, Michigan
September 26, 2000

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                          JUNE 30,
                                                                                                   ----------------------
                                                                                                     2000          1999
                                                                                                   ----------------------
     ASSETS
     Current assets
         Cash and cash equivalents                                                                 $  8,257      $ 17,286
         Marketable securities                                                                        2,312         1,290
         Premium receivables                                                                          2,472         5,445
         Note receivable                                                                                 --         8,432
         Management fee receivable                                                                    2,700         2,932
         Other receivables                                                                            1,222           223
         Prepaid expenses and other                                                                     312           290
         Deferred income taxes                                                                           --           227
                                                                                                   --------      --------
            Total current assets                                                                     17,275        36,125

     Property and equipment, net                                                                      3,846         4,001
     Intangible assets, net                                                                           3,663         4,374
     Surplus notes receivable, net                                                                    6,900         2,300
     Marketable securities                                                                            2,548         1,548
     Deferred income taxes                                                                               --           326
     Other assets                                                                                       577           577
                                                                                                   --------      --------
                                                                                                   $ 34,809      $ 49,251
                                                                                                   ========      ========
     LIABILITIES AND SHAREHOLDERS' Equity
     Current liabilities
         Current portion of long-term debt                                                         $    791      $ 12,737
         Medical claims payable                                                                      11,245        19,810
         Accounts payable and accrued expenses                                                        5,739         2,959
         Accrued compensation and related benefits                                                      796         1,309
         Other current liabilities                                                                      981           448
         Deferred income taxes                                                                           --           514
                                                                                                   --------      --------
            Total current liabilities                                                                19,552        37,777

     Long-term debt, less current portion                                                             3,554           375
     Accrued rent                                                                                       652           700
     Deferred income taxes                                                                               --            39

     Shareholders' equity
         Preferred stock, 5,000,000 shares authorized; none issued
         Common stock, no par, 15,000,000 shares authorized; 6,779,128 and 6,947,683 issued
           and outstanding at June 30, 2000 and 1999, respectively                                   11,152        11,445
         Retained earnings (deficit)                                                                     59          (925)
         Accumulated other comprehensive loss, net of deferred federal income taxes                    (160)         (160)
                                                                                                   --------      --------
                                                                                                     11,051        10,360
                                                                                                   --------      --------
                                                                                                   $ 34,809      $ 49,251
                                                                                                   ========      ========


See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              YEAR ENDED JUNE 30,
                                                                               ----------------------------------------------
                                                                                   2000              1999             1998
                                                                               ----------------------------------------------
REVENUES
  Medical premiums                                                              $  86,174         $  73,207         $  78,582
  Management fees from related parties                                             18,769            18,148            24,986
  Interest and other income                                                         4,110             2,167             2,020
                                                                                ---------         ---------         ---------
     Total revenues                                                               109,053            93,522           105,588

EXPENSES
  Medical services                                                                 70,255            59,917            70,309
  Marketing, general and administrative                                            30,224            27,291            44,336
  Depreciation and amortization                                                     3,345             3,449             9,679
  Interest expense                                                                    539             1,708             1,796
  Bad debt expense                                                                  3,100                --             6,825
                                                                                ---------         ---------         ---------
     Total expenses                                                               107,463            92,365           132,945
                                                                                ---------         ---------         ---------
Earnings (loss) from continuing operations before income taxes                      1,590             1,157           (27,357)
Income tax expense (benefit)                                                          606               582            (4,442)
                                                                                ---------         ---------         ---------
Earnings (loss) from continuing operations                                            984               575           (22,915)
Loss from discontinued operation, net of income taxes                                  --                --            (2,581)
                                                                                ---------         ---------         ---------
Net earnings (loss)                                                             $     984         $     575         $ (25,496)
                                                                                =========         =========         =========
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS                   $    0.15         $    0.09         $   (3.48)
                                                                                =========         =========         =========
  NET EARNINGS (LOSS) PER COMMON SHARE                                          $    0.15         $    0.09         $   (3.88)
                                                                                =========         =========         =========
  WEIGHTED AVERAGE SHARES OUTSTANDING                                               6,779             6,763             6,578
                                                                                =========         =========         =========


NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS                   $    0.15         $    0.09         $   (3.48)
                                                                                =========         =========         =========
  NET EARNINGS (LOSS) PER COMMON SHARE                                          $    0.15         $    0.09         $   (3.88)
                                                                                =========         =========         =========
  WEIGHTED AVERAGE SHARES OUTSTANDING                                               6,779             6,764             6,578
                                                                                =========         =========         =========

See accompanying notes to the consolidated financial statements

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                NUMBER OF                      RETAINED          ACCUMULATED      TOTAL
                                                 COMMON         COMMON         EARNINGS             OTHER      SHAREHOLDERS'
                                                 SHARES          STOCK       (ACCUMULATED       COMPREHENSIVE     EQUITY
                                                                               DEFICIT)         INCOME (LOSS)
                                              ------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                         6,536         $ 10,498         $ 23,996         $    (88)        $ 34,406

Issuance of common stock                            42              217               --               --              217

Comprehensive income:
  Net loss                                          --               --          (25,496)              --          (25,496)
  Unrealized loss on marketable
  securities, net of tax of $100                    --               --               --              (46)             (46)
                                              --------         --------         --------         --------         --------
Total comprehensive income (loss)                   --               --          (25,496)             (46)         (25,542)
                                              --------         --------         --------         --------         --------
BALANCE AT JUNE 30, 1998                         6,578           10,715           (1,500)            (134)           9,081

Issuance of common stock                           383              748               --               --              748
Repurchase of common stock                         (13)             (18)              --               --              (18)

Comprehensive income:
  Net earnings                                      --               --              575               --              575
  Unrealized loss on marketable
  securities, net of tax of $ -                     --               --               --              (26)             (26)
                                              --------         --------         --------         --------         --------
Total comprehensive income (loss)                   --               --              575              (26)             549
                                              --------         --------         --------         --------         --------
BALANCE AT JUNE 30, 1999                         6,948           11,445             (925)            (160)          10,360

Issuance of common stock                            68               76               --               --               76
Repurchase of common stock                        (237)            (369)              --               --             (369)

Comprehensive income,
  Net earnings                                      --               --              984               --              984
                                              --------         --------         --------         --------         --------
BALANCE AT JUNE 30, 2000                         6,779         $ 11,152         $     59         $   (160)        $ 11,051
                                              ========         ========         ========         ========         ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          YEAR ENDED JUNE 30,
                                                                            ---------------------------------------------
                                                                               2000              1999              1998
                                                                            ---------------------------------------------
OPERATING ACTIVITIES
    Net earnings (loss)                                                     $    984          $    575          $(25,496)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities
    Loss from discontinued operation, net                                         --                --             2,581
    Bad debt expense                                                           3,100                --             6,825
    Loss (gain) on disposal of assets                                             18               (36)              305
    Gain on liquidation of investment                                         (2,105)               --                --
    Depreciation and amortization                                              3,345             3,449             9,679
    Accrued rent                                                                 (48)             (235)             (664)
    Deferred income taxes                                                         --               494             1,085
    Changes in assets and liabilities
       Premium receivables                                                     2,973            (2,722)            2,552
       Management fee receivable                                              (3,468)               --                --
       Other receivables                                                        (879)           (1,339)              625
       Refundable federal income taxes                                            --             5,453            (5,338)
       Prepaid expenses and other                                                (22)               (9)              306
       Other assets                                                               --                 7             1,356
       Intangible assets                                                          --                --              (241)
       Medical claims payable                                                 (8,565)             (194)            8,372
       Accounts payable and accrued expenses                                   2,780               660                78
       Accrued compensation and related benefits                                (513)               69              (858)
       Other current liabilities                                                 533                28                40
                                                                            --------          --------          --------
       Net cash (used in) provided by operating activities                    (1,867)            6,200             1,207
                                                                            --------          --------          --------
INVESTING ACTIVITIES
    Purchase of marketable securities                                         (1,255)           (2,436)           (1,210)
    Proceeds from the sale of marketable securities                              125             2,631            11,104
    Purchase of property and equipment                                        (2,478)             (682)             (820)
    Proceeds from the sale of property and equipment                               3               127                --
    Proceeds from liquidation of investment                                    1,071                --                --
    Issuance of surplus note                                                  (4,000)               --            (4,600)
    Proceeds from collection of note receivable                                8,432             9,193                --
    Cash used in discontinued operation                                           --            (1,047)             (797)
                                                                            --------          --------          --------
       Net cash provided by investing activities                               1,898             7,786             3,677
                                                                            --------          --------          --------
FINANCING ACTIVITIES
    Borrowing under line of credit agreement                                      --                --               142
    Payments made on long-term debt                                           (8,767)           (9,957)           (1,566)
    Repurchase of common stock                                                  (369)              (18)               --
    Issuance of common stock                                                      76                16               217
                                                                            --------          --------          --------
       Net cash used in financing activities                                  (9,060)           (9,959)           (1,207)
                                                                            --------          --------          --------
       Net (decrease) increase in cash and cash equivalents                   (9,029)            4,027             3,677
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                17,286            13,259             9,582
                                                                            --------          --------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  8,257          $ 17,286          $ 13,259
                                                                            ========          ========          ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)


                                                                                  YEAR ENDED JUNE 30,
                                                                        --------------------------------------
                                                                             2000         1999           1998
                                                                        --------------------------------------
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid                                                     $   520        $ 1,708        $ 1,751
                                                                        =======        =======        =======
      Income taxes paid                                                 $    --        $    --        $    61
                                                                        =======        =======        =======

    SUPPLEMENTAL DISCLOSURE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES
      Investing - Conversion of management
        fee receivable into a surplus note                              $ 3,678        $    --        $    --
      Investing - Receipt of marketable
        securities on liquidation of investment                             892             --             --
      Investing - Issuance of note receivables
        in connection with sale of discontinued operation                    --         15,750             --
      Financing - Conversion of current liability
        to common stock                                                      --            625             --
      Financing - Conversion of current liability
        to long-term debt                                                    --            625             --

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

--------------------------------------------------------------
NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------------------------------------

BUSINESS. United American Healthcare Corporation, together with its wholly and majority owned subsidiaries (collectively, the "Company"), is a multi-state provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee, Michigan and, through February 26, 1998, in Florida.

-----------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------

         A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned operational subsidiary:
                  United American of Tennessee, Inc. ("UA-TN") and Subsidiary. OmniCare Health Plan, Inc. ("OmniCare-TN") is a 75%-owned subsidiary of UA-TN. Also included in the consolidated financial statements are its non-operational wholly owned subsidiaries: United American of Pennsylvania, Inc. ("UA-PA"), Corporate Healthcare Financing, Inc. and Subsidiaries ("CHF"), and United American of Louisiana, Inc. and Subsidiary ("UA-LA"); and its non-operational 80%-owned subsidiary:
                  United American of Florida, Inc. ("UA-FL") and Subsidiary. UltraMedix Healthcare Systems, Inc. ("UltraMedix") was a 51%-owned subsidiary of UA-FL. The Company ceased activities related to UA-FL, UltraMedix and UA-PA in fiscal 1998. As discussed in Note 4, CHF was sold in August 1998 and is presented as a discontinued operation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         D. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables and marketable securities approximate fair values of these instruments at June 30, 2000 and 1999.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998


         E. MARKETABLE SECURITIES. Investments in marketable securities are primarily comprised of U.S. Treasury notes, debt issues of municipalities and foreign countries and common stocks all carried at fair value, based upon published quotations of the underlying securities, and six month certificates of deposit carried at cost plus interest earned, which approximates fair value. Marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, are not reasonably expected to be used in the normal operating cycle of the Company and are classified as non-current. All other securities available for sale are classified as current.

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

         F. PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures - 5 to 13 years; equipment - 5 years; and computer software - 2 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from 5 to 13 years. The Company uses accelerated methods for income tax purposes. The Company has internally developed customized software in which the related costs were capitalized. These costs were fully depreciated during fiscal 2000.

         G. INTANGIBLE ASSETS. Intangible assets resulting from business acquisitions are carried at cost and are currently being amortized on a straight-line basis over their estimated useful lives of 10 years.

         H. LONG-LIVED ASSETS. Following the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



                  associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values. See Notes 4, 8 and 9.

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

         L. STOP LOSS INSURANCE. Stop loss insurance premiums are reported as medical services expense, while the related insurance recoveries are reported as deductions from medical services expense.

         M. INCOME TAXES. Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that involves the deferred tax assets and liabilities in the amount expected to be realized. Valuation allowances are established when necessary to reduce the deferred tax assets and liabilities in the amount expected to be realized. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the period.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



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

                  For the fiscal years ended June 30, 2000 and June 30, 1999 the Company had outstanding stock options of zero and 847 common shares, respectively, having a dilutive effect on earnings per share. The Company had no outstanding stock options in the fiscal year ended June 30, 1998.

         P. SEGMENT INFORMATION. The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Financial information is reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

------------------------------------------------------------------
NOTE 3 - LIQUIDITY AND RESTRUCTURING PROGRAM
------------------------------------------------------------------

During fiscal 1998, the Company experienced negative working capital, a reduction in net worth and significant losses from operations. As a result, on January 12, 1998, the Board of Directors of the Company approved a restructuring plan designed to improve operating efficiencies, eliminate cash losses and position the Company for profitable operations. The restructuring program encompassed Company plans to discontinue some expansion projects, reduce non-core spending activities, reduce corporate overhead, renegotiate its bank credit facility and evaluate the Company's investments in affiliates and other assets. The Company recognized restructuring charges of approximately $9.0 million in fiscal 1998. The Company's restructuring decisions significantly contributed to the $22.9 million loss from continuing operations in fiscal 1998. However, after adjusting for non-cash activities and changes in assets and liabilities, the Company generated positive cash flows from operations in fiscal 1998 and 1999.

During fiscal 2000, the Company incurred operating losses in the last three quarters, excluding the effect of revised estimates that decreased medical claims payable by $5.6 million in the third quarter. In addition, the Company used $1.9 million of cash from operating activities in fiscal 2000, compared to $6.2 million of cash generated from operating activities in fiscal 1999. At June 30, 2000, the Company had (i) cash and cash equivalents and short-term

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



marketable securities of $10.6 million, compared to $18.6 million at June 30, 1999; (ii) negative working capital of $2.3 million, compared to negative working capital of $1.7 million at June 30, 1999; and (iii) a current assets-to-current liabilities ratio of .88-to-1, compared to .96-to-1 at June 30, 1999. The Company's principal uses of cash for financing and investing activities during fiscal 2000 were repayment of $8.5 million of bank debt from the same amount of cash proceeds received on the notes from the sale of CHF, a $4.0 million cash infusion to OmniCare-MI, purchases of property and equipment of $2.5 million, repurchase of common stock of $0.4 million and purchases of marketable securities of $1.3 million. In addition, the Company received approximately $2.1 million of cash and U.S. Treasury obligations on the dissolution of PhilCare.

Management's plans to address the current negative working capital and improve operating results and cash flow include the following:

In May 2000, the Company and OmniCare-MI commenced a strategic partnership with the Detroit Medical Center ("DMC"), a major health care provider system in southeastern Michigan. On May 1, 2000, approximately 28,000 members of DMC's Medicaid managed care program were transferred to OmniCare-MI, and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network. The additional membership generated $0.6 million of management fees in the final two months of fiscal 2000. Management expects additional management fees and operating cash flow in fiscal 2001 related to these new members, with a minimal increase in cost.

On July 14, 2000, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI has been awarded a rate increase, effective October 1, 2000, and an extension of its contract with the State through September 30, 2002, with the potential for three one-year extensions. Management estimates that the awarded rate increase could increase OmniCare-MI's annual Medicaid revenue by approximately 11% on average. Management expects that the increased premium rates will generate additional management fees and operating cash flow in fiscal 2001.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's Bureau of TennCare ("TennCare"), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. The provisions of the contract provide for an approximate 4.5% increase in average premiums through January 1, 2001, with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population. Management expects that the net effect of the increase in the monthly premiums and the elimination of the adverse selection payments will improve monthly cash flow in fiscal 2001.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



On September 25, 2000, the Company replaced its $4.0 million bank line of credit, originally due July 1, 2000, with a $4.0 million term loan from the same bank lender. The term loan requires monthly installments of approximately $85,000, based upon a five-year amortization, through September 30, 2001 when the remaining unpaid principal of approximately $3.4 million will be due. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2000. See Notes 10 and 16 for further discussion of the refinancing of the line of credit.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors noted above, including the continued stabilization of OmniCare-MI and the ability of the Company to control medical costs related to the TennCare program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.

--------------------------------------------------------------------
NOTE 4 - ACQUISITIONS AND DISPOSITIONS
--------------------------------------------------------------------

CORPORATE HEALTHCARE FINANCING, INC. (CHF)

On May 7, 1993, the Company acquired substantially all of the assets and assumed certain liabilities of a Maryland limited partnership, in a business combination accounted for as a purchase. The cost at the time of the acquisition was approximately $9.6 million. Through August 31, 1998, the purchase price was increased as defined in the asset purchase agreement by the maximum amount of $6.6 million. Effective December 31, 1996, CHF acquired certain contract rights and assets and assumed certain liabilities of Spectera, Inc. for approximately $1.8 million in cash and debt. CHF provided administrative services to self-funded employers and employee welfare plans, including health benefit plan design and development of workers' compensation and unemployment benefit programs.

The stock of CHF was sold effective August 31, 1998, for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively, to an entity related to the Company through certain common shareholders, including a former officer and director of the Company. The secured note was payable to the Company in four monthly installments of $0.5 million each on the last day of September through December 1998 with the balance due in January 1999, with options to extend the final payment to March 1999, plus interest at the prime rate on short-term unsecured commercial borrowings. The unsecured note was payable to the Company in two annual installments of $0.25 million with the balance due August 31, 2001, plus interest at 6% per annum. As required by the Company's line of credit facility, the CHF sale was approved by the Company's bank lender and all proceeds were used to reduce the Company's indebtedness to the bank.

In April 1999, the parties agreed to modify the secured note payment terms, extending its maturity date to August 31, 1999, requiring additional principal and interest payments totaling

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



$0.9 million to be paid over the extended period and requiring an additional limited personal guarantee by a principal of the buyer of $1.5 million of the principal of the secured note. Including payments on the secured note, through June 30, 1999, the Company received $9.2 million of the CHF sale price, plus $0.8 million of interest. In June 1999, as an inducement for the buyer to prepay both notes, the Company agreed to a discount of $0.25 million if both notes were paid, with accrued interest, by mid-August 1999.

Both notes were paid in full with accrued interest, net of the discount, on August 16, 1999. The final payment on the secured and unsecured notes was in the aggregate amount of $8.5 million.

As a result of this sale, the results of CHF prior to September 1, 1998 have been reported as a discontinued operation in the consolidated financial statements for the years ended June 30, 1999 and 1998.

The carrying value of CHF was written down by $2.5 million at June 30, 1998, to the net realizable value of $17.75 million, and represented the excess of expenses over revenues of CHF during that period. These adjustments are included in the expenses of the discontinued operation to reflect an increase or reduction in the net carrying value to the net realizable value of $17.75 million.

Results from discontinued operation, net of income taxes, for the two months ended August 31, 1998 and the twelve months ended June 30, 1998 are summarized as follows (in thousands):


                                                        TWO MONTHS        TWELVE MONTHS
                                                      ENDED AUGUST 31,    ENDED JUNE 30,
                                                   -----------------------------------------
                                                           1998                1998
                                                   -----------------------------------------
         Total revenues                                 $   4,570           $  21,949
         Total expenses                                     4,061              24,769
         Income tax expense (benefit)                         509                (239)
                                                        ---------           ---------
         Earnings (loss) from discontinued
           operation, net of income taxes               $      --           $  (2,581)
                                                        =========           =========

ULTRAMEDIX HEALTHCARE SYSTEMS, INC. (ULTRAMEDIX)

In February 1994, the Company and its majority owned subsidiary, UA-FL, entered into a long-term agreement to manage UltraMedix. As of January 1996, the Company's ownership in the voting common stock of UltraMedix was 51%.

As of December 31, 1997, UltraMedix was not in compliance with the Florida Department of Insurance's ("FDOI") statutory solvency requirement. UltraMedix's statutory deficiency at

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



December 31, 1997 was estimated at $4.5 million. As a result of the deficiency, on February 26, 1998, UltraMedix and the Plan's third-party administrator, UA-FL, were placed into receivership, and on March 3, 1998, into liquidation, by the FDOI.

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

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In February 1994, the Company and its wholly owned subsidiary, UA-TN, entered into a long-term agreement to manage OmniCare-TN and, effective July 1994, acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash. Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock and 100% of the preferred stock of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $0.1 million and $10.9 million, respectively, of which $8.7 million was the conversion of OmniCare-TN debt to the Company into equity and $2.3 million was paid in cash. In July 1998, the Company made an additional cash contribution of $0.75 million to OmniCare-TN, in exchange for additional preferred stock of OmniCare-TN to be issued to the Company.

This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of approximately $7.4 million has been recorded as goodwill, and is being amortized over ten years on a straight-line basis. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority common stock ownership interest. In fiscal 1999, goodwill was reduced by $0.5 million as a result of the utilization of OmniCare-TN's net operating loss carryforwards ("NOL" or "NOLs") generated prior to January 31, 1996. The remaining NOLs related to OmniCare-TN were generated subsequent to January 31, 1996.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998




----------------------------------------------------------
NOTE 5 - MARKETABLE SECURITIES
----------------------------------------------------------

A summary of amortized cost, gross unrealized gain and loss and estimated fair value of marketable securities as of June 30, 2000 and 1999 was as follows (in thousands):


                                                                      GROSS UNREALIZED
                                                    AMORTIZED     ---------------------------  ESTIMATED
                                                      COST             GAIN      LOSS          FAIR VALUE
                                                  --------------------------------------------------------
2000
Available for sale - Current:
 Certificates of deposit                            $ 1,664         $    --      $    --        $ 1,664
 Foreign government debt securities                      25              --           --             25
 U.S. government obligations                            595              --           --            595
 Equity securities                                      252              --         (224)            28
                                                    -------         -------      -------        -------
                                                      2,536              --         (224)         2,312
Available for sale - Noncurrent:
 Money market                                           772              --           --            772
 U.S. government obligations                          1,776              --           --          1,776
                                                    -------         -------      -------        -------
                                                      2,548              --           --          2,548
                                                    -------         -------      -------        -------
                                                    $ 5,084         $    --      $  (224)       $ 4,860
                                                    =======         =======      =======        =======

1999
Available for sale - Current:
 Certificates of deposit                            $ 1,112         $    --      $    --        $ 1,112
 Foreign government debt securities                      25              --           --             25
 Equity securities                                      377              --         (224)           153
                                                    -------         -------      -------        -------
                                                      1,514              --         (224)         1,290
Available for sale - Noncurrent
 Money Market                                           170              --           --            170
 U.S. government obligations                          1,401              --          (23)         1,378
                                                    -------         -------      -------        -------
                                                      1,571              --          (23)         1,548
                                                    -------         -------      -------        -------
                                                    $ 3,085         $    --      $  (247)       $ 2,838
                                                    =======         =======      =======        =======

At June 30, 2000, the financial statement carrying value and estimated fair value of fixed maturities, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                       AMORTIZED       ESTIMATED
                                                         COST          FAIR VALUE
                                                      ---------------------------
        Due in less than one year                     $    2,259      $     2,259
        Due in one year through five years                 1,801            1,801
                                                      ----------      -----------
                                                      $    4,060      $     4,060
                                                      ==========      ===========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998





Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $2.3 million and $1.6 million at June 30, 2000 and 1999, respectively.

-----------------------------------------------------------
NOTE 6 - CONCENTRATION OF RISK
-----------------------------------------------------------

During the years ended June 30, 2000, 1999 and 1998, approximately 71%, 76%, and 60%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. TennCare withholds 10% of the Company's monthly capitation payment. TennCare remits the monthly withheld amounts to the Company when certain informational filing requirements are met by the Company. Amounts withheld by TennCare as of June 30, 2000 and 1999 totaled approximately $0.9 million and $3.7 million, respectively. The Company has recorded a receivable of approximately $1.6 million and $1.7 million at June 30, 2000 and 1999, respectively, from the TennCare program adverse selection pool.

The Company has entered into a long-term management agreement with Michigan Health Maintenance Organization Plans, Inc., d/b/a OmniCare Health Plan, in Michigan ("OmniCare-MI"). Pursuant to the management agreement, the Company provides management and consulting services to OmniCare-MI and is generally paid a percentage of revenues to manage the plan. Management fee revenues from OmniCare-MI as a percentage of the Company's total revenues were 17%, 19% and 24% for the years ended June 30, 2000, 1999 and 1998, respectively.

-----------------------------------------------------------------------
NOTE 7 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS
-----------------------------------------------------------------------

Property and equipment at each June 30 consists of the following (in thousands):


                                                                    2000            1999
                                                                 -------------------------
        Furniture and fixtures                                   $   2,233       $   1,853
        Equipment                                                   10,703           8,840
        Computer software                                            6,347           6,347
                                                                 ---------       ---------
                                                                    19,283          17,040
        Less accumulated depreciation and amortization              15,437          13,039
                                                                 ---------       ---------
                                                                 $   3,846       $   4,001
                                                                 =========       =========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



Intangible assets at each June 30 consists of the following (in thousands):


                                                         2000            1999
                                                     ---------------------------
        Goodwill                                     $    6,972       $    6,972
        Less accumulated amortization                     3,309            2,598
                                                     ----------       ----------
                                                     $    3,663       $    4,374
                                                     ==========       ==========

---------------------------------------------------------------
NOTE 8 - INVESTMENTS IN AND ADVANCES TO AFFILIATES
---------------------------------------------------------------

Investments in and advances to affiliates at each June 30 are comprised of the following (in thousands):


                                                           2000          1999
                                                       ------------------------
        PhilCare Health Systems                        $       --     $   2,100
        Advica Health Management                            2,300         2,300
                                                       ----------     ---------
                                                            2,300         4,400
        Less impairment loss                                2,300         4,400
                                                       ----------     ---------
                                                       $       --     $      --
                                                       ==========     =========

In fiscal 1998, the Company recorded full impairment losses against its investments in PhilCare and Advica. The establishment of the impairment losses was based on the Company's evaluation of the net recoverable value of such investments, and resulted in bad debt expense of $4.4 million for the year ended June 30, 1998.

On June 22, 2000, PhilCare's Board of Directors and shareholders approved the voluntary dissolution of PhilCare. As a result of the dissolution, assets of PhilCare were distributed to UA-PA, pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount included in other income in the accompanying consolidated statement of operations for the fiscal year ended June 30, 2000.

--------------------------------------------------------------
NOTE 9 - SURPLUS NOTES RECEIVABLE
--------------------------------------------------------------

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI, evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments are subject to approval by the Michigan Insurance Bureau ("Bureau") and shall be repaid only out of the statutory surplus earnings of OmniCare-MI. The interest rate on the $7.7 million surplus note is fixed at 8.5% per annum, while the interest rate on the $4.6 million surplus note is at the prime rate (9.5% at June 30, 2000). Interest is payable annually

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

and if not paid annually is forfeited. Interest income of $0.5 and $0.4 million was forfeited for fiscal 2000 and 1999, respectively. The principal on the notes has no stated maturity or repayment date. The surplus notes are subordinated to all other claimants of OmniCare-MI.

The Company evaluated the net recoverable value of its notes receivable from OmniCare-MI considering the estimate of OmniCare-MI's future undiscounted cash flows and statutorily derived surplus earnings and repayments conditioned on Bureau approval. As a result of this evaluation, the Company recorded impairment losses on the valuation of the surplus notes. The impairment losses resulted in bad debt expense of $3.1 million and $2.3 million for the years ended June 30, 2000 and 1998, respectively.

-----------------------------------------------
NOTE 10 - LONG TERM DEBT
-----------------------------------------------

On September 25, 2000, the Company entered into a new loan agreement, promissory note and security agreement with its bank lender. The new loan agreement replaced the outstanding bank line of credit balance, originally due July 1, 2000, with a $4.0 million term loan with monthly installments of principal and interest of approximately $85,000, based upon a five-year amortization. The term loan has an interest rate equal to the bank's prime rate (9.5% at June 30, 2000) plus one percent per annum. The maturity date of the new term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The new loan agreement is collateralized by a security interest in all of the Company's personal property. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the accompanying balance sheets at June 30, 2000. See Note 16
- Subsequent Events.

Pursuant to a December 11, 1998 consent judgment entered in a United States District Court, which settled two consolidated shareholder lawsuits for $2.0 million cash paid by an insurer, 277,777 newly issued shares of the Company's Common Stock, and a promissory note, the Company has an outstanding promissory note in the original principal amount of $0.625 million. The note is payable in 15 equal monthly installments from January 2000 through March 2001 with interest at 4% per annum.

The Company's outstanding debt at each June 30 is as follows (in thousands):


                                                                    2000             1999
                                                                 ---------------------------
        Term loan                                                $    3,970       $   12,487
        Promissory note                                                 375              625
                                                                 ----------       ----------
                                                                      4,345           13,112
        Less debt payable within one year                               791           12,737
                                                                 ----------       ----------
        Long-term debt, less current portion                     $    3,554       $      375
                                                                 ==========       ==========

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998




-------------------------------------------------------------
NOTE 11 - MEDICAL CLAIMS PAYABLE
-------------------------------------------------------------

The Company has recorded a liability of $9.6 million and $19.8 million at June 30, 2000 and 1999, respectively, for unpaid claims and medical claims incurred by enrollees but not reported to the Company for payment by the health care providers as of each date. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2000 and 1999.

The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2000 and 1999 (in thousands):


                                                                           2000              1999
                                                                        ----------------------------
       Balance at beginning of fiscal year                              $   19,810        $   20,004

       Incurred losses as related to current year                           75,878            59,916
       Reserve reversal related to prior year                               (5,623)               --
                                                                        ----------        ----------
       Total losses incurred                                                70,255            59,916

       Paid claims related to current year                                  65,437            47,442
       Paid claims related to prior year                                    13,383            12,668
                                                                        ----------        ----------
       Total paid claims                                                    78,820            60,110
                                                                        ----------        ----------
       Balance at end of fiscal year                                    $   11,245        $   19,810
                                                                        ==========        ==========

Under an agreement with an insurer, 80% of inpatient medical claim costs in excess of $0.2 million up to $1.0 million per enrollee per year are paid by the insurer. The $5.6 million reserve reversal in fiscal 2000 related to prior years was attributable to UltraMedix which ceased operations and was placed in liquidation in March 1998. At March 31, 2000, Company management concluded that the previously established medical claims liability of $6.4 million should be reduced to $0.8 million.

-------------------------------------------
NOTE 12 - INCOME TAXES
-------------------------------------------

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):


                                                               2000        1999        1998
                                                             --------------------------------
       Continuing operations:
       Current expense (benefit)                             $    159    $    89    $  (5,527)
       Deferred expense (credit)                                  280        562       (1,996)
       Change in valuation allowance                              167        (69)       3,081
                                                             --------    -------    ---------
                                                             $    606    $   582    $  (4,442)
                                                             ========    =======    =========
       Discontinued operation                                $     --    $   509    $    (239)
                                                             ========    =======    =========

        UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):


                                                                      2000            1999            1998
                                                                   ----------------------------------------
     Income tax expense (benefit) at the statutory tax
       rate                                                        $   540          $   366          $(9,302)
     State and city income tax                                         115              148               19
     Tax-exempt interest on municipal bonds                            (14)             (37)             (97)
     Non-deductible goodwill amortization                              242              258            1,676
     Utilization of NOL carryforward                                  (446)              --               --
     NOL reduction of goodwill                                          --              494               --
     Valuation allowance                                               167             (551)           3,081
     Other, net                                                          2              (96)             181
                                                                   -------          -------          -------
                                                                   $   606          $   582          $(4,442)
                                                                   =======          =======          =======

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2000. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of June 30, 2000, the NOLs for federal income tax purposes expire from 2011 to 2014.

        UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998




Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):


                                                                                      2000              1999
                                                                                    --------------------------
    Deferred tax assets
         Accrued rent                                                               $   222            $   238
         Bad debt expense                                                             3,196              2,856
         Deferred compensation                                                          131                152
         Unrealized net depreciation on marketable securities                            75                 75
         Net operating loss carryforward of consolidated losses                       1,171              1,617
         Net operating loss carryforward of purchased subsidiary                      3,075              2,331
         Losses in unconsolidated affiliates                                            258              1,245
                                                                                    -------            -------
     Total gross deferred tax assets                                                  8,128              8,514
         Valuation allowance                                                         (8,128)            (7,961)
                                                                                    -------            -------
     Total net deferred tax assets                                                       --                553
     Deferred tax liabilities
         Depreciation and amortization                                                   --                (39)
         Software development                                                            --               (514)
                                                                                    -------            -------
     Total gross deferred tax liabilities                                                --               (553)
                                                                                    -------            -------
         Net deferred tax asset (liability)                                         $    --            $    --
                                                                                    =======            =======

         Activity in the valuation allowance is as follows (in thousands):



                      Balance at June 30, 1997                                     $  5,431
                       Change in valuation allowance                                  3,081
                                                                                   --------
                      Balance at June 30, 1998                                        8,512
                       Change in valuation allowance                                   (551)
                                                                                   --------
                      Balance at June 30, 1999                                        7,961
                       Change in valuation allowance                                    167
                                                                                   --------
                      Balance at June 30, 2000                                     $  8,128
                                                                                   ========

The Company believes it is more likely than not that if a tax deductible event occurs, the result will be a capital loss on that portion of valuation allowance provided for bad debt expense in affiliates which reduces the Company's investments. The capital loss can only be offset by capital gains.

---------------------------------------------------------------------
NOTE 13 - RELATED PARTY TRANSACTIONS
---------------------------------------------------------------------

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

        UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



certain administrative expenses associated with its activity on behalf of OmniCare-MI. All costs associated with the management of OmniCare-MI are expensed as incurred.

Health insurance for some of the Company's employees was provided by OmniCare-MI. The expense was approximately $0.6 million, $0.4 million and $1.0 million for the years ended June 30, 2000, 1999 and 1998, respectively.

--------------------------------------------------------------
NOTE 14 - BENEFIT AND OPTION PLANS
--------------------------------------------------------------

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. The Company's maximum matching contribution is 1% of compensation since January 1, 1998 and 5% previously. Expenses related to the 401(k) plan were approximately $26,000, $25,000 and $400,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions to the ESPP were approximately $53,000 and $9,000 for the years ended June 30, 1999 and 1998. There were no employee contributions for the year ended June 30, 2000.

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company has an aggregate of 800,000 common shares reserved for issuance upon exercise of options under the 1998 Plan. On September 9, 1998, December 15, 1998, February 3, 1999 and November 10, 1999, nonqualified options for a total of 325,000, 26,000, 5,000 and 8,000 common shares, respectively, were granted under the 1998 Plan. The exercise prices of the options range from $1.19 to $1.63.

Independent of any stock option plan, on May 11, 1998 the Company granted nonqualified stock options for 100,000 common shares to the Company's President and Chief Operating Officer, and reserved that number of common shares for issuance upon exercise of such options. Such options expire May 11, 2003 and were fully exercisable beginning May 11, 2000 at a price of $1.38 per share.

SFAS No. 123 prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings (loss) and earnings (loss) per share

        UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998


from continuing operations, assuming dilution, for 2000, 1999 and 1998 would have been the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                   2000         1999         1998
                                                                 -----------------------------------
   Earnings (loss) from continuing operations:
    As reported                                                  $   984      $   575      $ (22,915)
    Pro forma                                                    $   979      $   295      $ (22,967)
   Earnings (loss) from continuing operations per
   share (Basic and Diluted):
    As reported                                                  $  0.15      $  0.09      $   (3.48)
    Pro forma                                                    $  0.15      $  0.04      $   (3.49)

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 0%; expected volatility of 67.09%; risk free interest rate of 6.00%; and expected life of 10 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

Information regarding the stock options for fiscal 2000, 1999 and 1998 follows (in thousands except share prices):


                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          -----------------------------------------------------------------------------------
                                                              AVERAGE
                                         WEIGHTED            REMAINING           NUMBER OF         WEIGHTED
                            SHARES        AVERAGE         CONTRACTUAL LIFE        SHARES            AVERAGE
                                       EXERCISE PRICE       LIFE AT JUNE      EXERCISABLE AT        EXERCISE
                                                             30, 2000         JUNE 30, 2000          PRICE
                          -----------------------------------------------------------------------------------
Options                        100        $  1.38            2.9 years              100             $  1.38
 outstanding at
  June 30, 1998
Granted                        355           1.60            8.4 years              331                1.62
Exercised                       --           --                  --                  --                --
Expired                         --           --                  --                  --                --
Forfeited                       --           --                  --                  --                --
                          --------        -------          -----------           ------             -------
Options
 outstanding at
  June 30, 1999                455        $  1.55            8.0 years              402             $  1.56
Granted                          8           1.19            9.4 years               --                --
Exercised                       --           --                  --                  --                --
Expired                         --           --                  --                  --                --
Forfeited                       (5)          1.25                --                  --                --
                          --------        -------          -----------           ------             -------
Options
 outstanding at
  June 30, 2000                458        $  1.54            8.3 years              431             $  1.56

Options for 342,000 common shares were available for grant at the end of fiscal 2000.

        UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



------------------------------
NOTE 15 - LEASES
------------------------------

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through May 2005. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense charged to operations for the years ended June 30, 2000, 1999 and 1998 totaled approximately $1.6 million, $1.6 million and $2.2 million, respectively.

Minimum future rental payments under all non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2000 total $6.4 million as follows (in thousands): 2001-$1,272; 2002-$1,273; 2003-$1,333; 2004-$1,306;
2005-$1,225; none thereafter.

----------------------------------------------------
NOTE 16 - SUBSEQUENT EVENTS
----------------------------------------------------

On September 20, 2000, the Company made a additional cash contribution of $0.9 million to OmniCare-TN in exchange for additional preferred stock of OmniCare-TN to be issued to the Company. The cash contribution was made to enable OmniCare-TN to meet minimum statutory requirements for net worth.

On September 25, 2000, the Company entered into a new loan agreement, promissory note and security agreement with its bank lender. The new loan agreement replaced the outstanding bank line of credit balance, originally due July 1, 2000, with a $4.0 million term loan with monthly installments of principal and interest of approximately $85,000, based upon a five-year amortization. The term loan has an interest rate equal to the bank's prime rate (9.5% at June 30, 2000) plus one percent per annum. The maturity date of the new term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the accompanying balance sheets at June 30, 2000. See Note 10 - Long Term Debt.

        UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



-------------------------------------------------------------------------
NOTE 17 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
-------------------------------------------------------------------------

The following table presents selected quarterly financial data for the years ended June 30, 2000 and 1999 (in thousands, except per share data):


  -----------------------------------------------------------------------------------------------------
                                     JUNE          MARCH        DECEMBER      SEPTEMBER        TOTAL
                                -----------------------------------------------------------------------
  2000
  Total revenues                $   31,187     $   27,104   $    25,559       $  25,203   $   109,053
  Net earnings (loss)               (2,391)         3,414          (346)            307           984
  Net earnings (loss)
   common share
    assuming dilution           $    (0.35)    $     0.50   $     (0.05)      $    0.05   $      0.15

  1999
  Total revenues                $   25,459     $   23,341   $    22,370       $  22,352   $    93,522
  Net earnings                          34            267           154             120           575
  Net earnings per
   common share
    assuming dilution           $       --     $     0.04   $      0.02       $    0.02   $      0.09
                                ----------     ----------   -----------       ---------   -----------

In the quarter ended June 30, 2000, the Company made the following significant adjustments: (i) recorded an increase to medical claims liability of $3.4 million; (ii) recorded a gain of $2.1 million on the recovery of its $2.1 million investment in PhilCare; and (iii) recorded additional bad debt expense of $1.6 million on the $7.7 million surplus note due from OmniCare-MI.

In the quarter ended June 30, 1999, the Company made the following significant adjustments: (i) recognized a retroactive medical premium rate increase from the State of Tennessee of $1.2 million; (ii) recorded a $0.25 million discount related to the accelerated payoff of the CHF buyer's notes; and (iii) recorded a $0.5 million tax provision related to preacquisition net operating losses for OmniCare-TN.

        UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998



----------------------------------------------------------
NOTE 18 - SEGMENT FINANCIAL INFORMATION
----------------------------------------------------------

Summarized financial information for the Company's principal operations is as follows (in thousands):


-------------------------------------------------------------------------------------------------------------------
                                       MANAGEMENT      HMOS &       SELF-FUNDED        CORPORATE &     CONSOLIDATED
                                        COMPANIES   MANAGED PLANS   BENEFIT PLAN       ELIMINATIONS      COMPANY
     2000                                  (1)           (2)            (3)
-------------------------------------------------------------------------------------------------------------------
Revenues - external customers           $ 18,769      $ 86,174         $                 $                 $104,943
Revenues - intersegment                   12,502            --              --            (12,502)               --
Interest and other income                  3,064         1,419              --               (373)            4,110
                                        --------      --------         -------           --------          --------
Total revenues                          $ 34,335      $ 87,593         $    --           $(12,875)         $109,053
                                        ========      ========         =======           ========          ========
Interest expense                        $    539      $     --         $    --           $     --          $    539
Bad debt expense                           3,100            --              --                 --             3,100
Operating (losses) earnings               (2,273)        4,574              --               (711)            1,590
Segment assets                            28,350        13,813              --             (7,354)           34,809
Purchase of equipment and
  capitalized software                    12,478            --              --                 --            12,478
Depreciation and amortization              2,634            --              --                711             3,345
                                        --------      --------         -------           --------          --------
     1999
----------------------------------
Revenues - external customers           $ 18,148      $ 73,207         $    --           $     --          $ 91,355
Revenues - intersegment                    9,932            --              --             (9,932)               --
Interest and other income                  1,516         1,197              --               (546)            2,167
                                        --------      --------         -------           --------          --------
Total revenues                          $ 29,596      $ 74,404         $    --           $(10,478)         $ 93,522
                                        ========      ========         =======           ========          ========

Interest expense                        $  1,708      $     --         $    --           $     --          $  1,708
Operating (losses) earnings                 (976)        2,893              --               (760)            1,157
Segment assets                            37,238        18,553              --             (6,540)           49,251
Purchase of equipment and
  capitalized software                       682            --              --                 --               682
Depreciation and amortization              2,688            --              --                761             3,449
                                        ========      ========         =======           ========         =========
     1998
----------------------------------
Revenues - external customers           $ 24,986      $ 78,582         $    --           $     --         $ 103,568
Revenues - intersegment                   12,423           135              --            (12,558)               --
Interest and other income                  3,213           768              --             (1,961)            2,020
                                        --------      --------         -------           --------          --------
Total revenues                          $ 40,622     $  79,485         $    --           $(14,519)        $ 105,588
                                        ========     =========         =======           ========         =========
Interest expense                        $  1,796     $      --         $    --           $     --         $   1,796
Bad debt expense                           6,725           100              --                 --             6,825
Operating losses                         (20,609)       (5,614)             --             (1,134)          (27,357)
Net loss from discontinued
  operation                                   --            --          (2,581)                --            (2,581)
Purchase of equipment and
  capitalized software                       820            --              --                 --               820
Depreciation and amortization              8,289           257              --              1,133             9,679
                                        ========     =========         =======           ========         =========

(1)  Management Companies: United American Healthcare Corporation (2000, 1999,
     1998), United American of Tennessee, Inc. (2000, 1999, 1998), United American of Louisiana, Inc. (1999, 1998), United American of Pennsylvania, Inc. (2000, 1999, 1998), and United American of Florida, Inc. (2000, 1999,
     1998).
(2)  HMOs and Managed Plans: OmniCare Health Plan of Tennessee (2000, 1999,
     1998), County Care (2000, 1999), and UltraMedix Healthcare Systems, Inc.
     (1998)
(3) Self-Funded Benefit Plan: Corporate Healthcare Financing, Inc. and Subsidiaries (1998).

                                 Exhibit Index
                                 -------------

Exhibit No.                  Description
-----------                  -----------

Exhibit  10.54               Business Loan Agreement

Exhibit  10.55               Promissory Note

Exhibit  10.56               Security Agreement

Exhibit     21               Subsidiaries of Registrants

Exhibit     27               Financial Data Schedule
