Form 10-Q
period 2000-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2000-11-13
CIK 867963

================================================================================





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF NOVEMBER 10, 2000 WAS 6,779,128.


================================================================================
   As filed with the Securities and Exchange Commission on November 13, 2000

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I.                                                                                                          PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements-
                    Condensed Consolidated Balance Sheets - September 30, 2000
                      and June 30, 2000.............................................................................1
                    Condensed Consolidated Statements of Operations - Three Months
                      Ended September 30, 2000 and 1999.............................................................2
                    Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended September 30, 2000 and 1999.............................................................3
                    Notes to the Unaudited Condensed Consolidated Financial Statements..............................4

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...........................................................8


PART II.

         Item 1.    Legal Proceedings..............................................................................12
         Item 2.    Changes in Securities and Use of Proceeds......................................................12
         Item 3.    Defaults Upon Senior Securities................................................................12
         Item 4.    Submission of Matters to a Vote of Security Holders............................................12
         Item 5.    Other Information..............................................................................12
         Item 6.    Exhibits and Reports on Form 8-K...............................................................13


SIGNATURES.........................................................................................................14

EXHIBITS...........................................................................................................15


                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 SEPTEMBER 30,       JUNE 30,
                                                                                      2000            2000
                                                                                ------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                                     $      10,281     $     8,257
  Marketable securities                                                                 3,351           2,312
  Premium receivables                                                                   1,065           2,472
  Management fee and advance receivable                                                 4,270           2,700
  Other receivables                                                                     1,396           1,222
  Prepaid expenses and other                                                              363             312
                                                                                -------------------------------
     Total current assets                                                              20,726          17,275
Property and equipment, net                                                             3,832           3,846
Intangible assets, net                                                                  3,485           3,663
Surplus notes receivable, net                                                           6,900           6,900
Marketable securities                                                                   2,560           2,548
Other assets                                                                              939             577
                                                                                -------------------------------
                                                                                $      38,442     $    34,809
                                                                                ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                             $       4,217     $       791
  Medical claims payable                                                               13,604          11,245
  Accounts payable and accrued expenses                                                 4,747           5,739
  Accrued compensation and related benefits                                             1,043             796
  Other current liabilities                                                             1,475             981
                                                                                -------------------------------
     Total current liabilities                                                         25,086          19,552
Long-term debt, less current portion                                                        -           3,554
Accrued rent                                                                              640             652
Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                                 -               -
  Common stock, no par, 15,000,000 shares authorized; 6,779,128 issued
    and outstanding at September 30, 2000 and June 30, 2000                            11,152          11,152
  Retained earnings                                                                     1,724              59
  Accumulated other comprehensive loss, net of income taxes                              (160)           (160)
                                                                                -------------------------------
                                                                                       12,716          11,051
                                                                                -------------------------------
                                                                                $      38,442     $    34,809
                                                                                ===============================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                     THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                     2000        1999
                                                                                ---------------------------

REVENUES
  Medical premiums                                                               $    23,998  $     20,311
  Management fees from related party                                                   6,386         4,449
  Interest and other income                                                              424           443
                                                                                ---------------------------
       Total revenues                                                                 30,808        25,203

EXPENSES
  Medical services                                                                    20,535        16,859
  Marketing, general and administrative                                                7,596         6,957
  Depreciation and amortization                                                          481           834
  Interest expense                                                                       111           189
                                                                                ---------------------------
       Total expenses                                                                 28,723        24,839
                                                                                ---------------------------

Earnings before income taxes                                                           2,085           364
Income tax expense                                                                       420            57
                                                                                ---------------------------

      NET EARNINGS                                                               $     1,665  $        307
                                                                                ===========================

NET EARNINGS PER COMMON SHARE - BASIC
  Net earnings per common share                                                  $      0.25  $       0.05
                                                                                ===========================
  Weighted average shares outstanding                                                  6,779         6,800
                                                                                ===========================

NET EARNINGS PER COMMON SHARE - DILUTED
   Net earnings per common share                                                 $      0.25  $       0.05
                                                                                ===========================
   Weighted average shares outstanding                                                 6,779         6,800
                                                                                ===========================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                        THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                        2000            1999
                                                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                    $      1,665    $        307
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Loss on disposal of assets                                                              4              22
     Depreciation and amortization                                                         481             834
     Accrued rent                                                                          (12)              -
     Changes in assets and liabilities                                                   1,359           1,099
                                                                                 -------------------------------
         Net cash provided by operating activities                                       3,497           2,262

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                                                     (1,038)           (691)
  Purchase of property and equipment                                                      (307)           (328)
  Proceeds from collection of notes receivable                                               -           8,432
                                                                                 -------------------------------
         Net cash (used in) provided by investing activities                            (1,345)          7,413

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments made on long-term debt                                                         (128)         (8,514)
  Repurchase of common stock                                                                 -            (370)
  Issuance of common stock                                                                   -              76
                                                                                 -------------------------------
         Net cash used in financing activities                                            (128)         (8,808)
                                                                                 -------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,024             867
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         8,257          17,286
                                                                                 -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     10,281    $     18,153
                                                                                 ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                   $        111    $        189
                                                                                 ===============================
  Income taxes paid                                                               $         33    $          -
                                                                                 ===============================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2001. Audited June 30, 2000 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.


NOTE 2 - COMPREHENSIVE INCOME


The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                         2000       1999
                                                                     -----------------------

           Net earnings                                               $   1,665  $   307
           Unrealized holding gains, net of deferred federal
             income taxes                                                     -        6

                                                                     -----------------------
           Comprehensive income                                       $   1,665  $   313
                                                                     =======================


The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 2000 and June 30, 2000, include net unrealized holding losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 2000 AND 1999

NOTE 3 - ACQUISITIONS AND DISPOSITIONS


OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In September 2000, the Company purchased $0.9 million of preferred stock of OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a managed care organization 75% owned by the Company's wholly owned subsidiary, to enable OmniCare-TN to meet minimum statutory requirements for net worth.


NOTE 4 - LONG TERM DEBT


On September 25, 2000, the Company entered into a new loan agreement, promissory note and security agreement with its bank lender. The new loan agreement replaced the outstanding bank line of credit balance with a $4.0 million term loan with monthly installments of principal and interest of approximately $85,000, based upon a five-year amortization. The term loan has an interest rate equal to the bank's prime rate (9.5% at September 30, 2000) plus one percent per annum. The maturity date of the new term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The new loan agreement is collateralized by a security interest in all of the Company's personal property. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the accompanying balance sheets at June 30, 2000.

The Company has an outstanding $625,000 promissory note dated December 11, 1998, issued in a shareholder lawsuit settlement, payable in 15 equal monthly installments through March 31, 2001, with interest at 4% per annum.

The Company's outstanding debt is as follows (in thousands):


                                                     SEPTEMBER 30,    JUNE 30,
                                                         2000            2000
                                                    ----------------------------
       Term loan                                      $   3,970    $    3,970
       Promissory note                                      247           375
                                                    ----------------------------
                                                          4,217         4,345
       Less debt payable within one year                  4,217           791
                                                    ----------------------------
       Long-term debt, less current portion           $       -    $    3,554
                                                    ============================


NOTE 5 - LIQUIDITY


At September 30, 2000, the Company had (i) cash and cash equivalents and short-term marketable securities of $13.6 million, compared to $10.6 million at June 30, 2000; (ii) negative working capital of $4.4 million, compared to negative working capital of $2.3 million at June 30, 2000; and (iii) a current assets-to-current liabilities ratio of .83-to-1, compared to .88-to-1 at June 30, 2000. The principal sources of funds for the Company during the three months ended September 30, 2000 were $3.5 million provided from net operating activities. The principal uses

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 2000 AND 1999


of funds were $1.0 million to purchase marketable securities, $0.3 million for capital expenditures and $0.1 million for debt repayment. Positive cash flow was $2.0 million compared to $0.9 million for the three months ended September 30, 1999.

The maturity date of the Company's term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's Bureau of TennCare ("TennCare") that provides for an increase in average premiums to January 1, 2001, with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made to compensate managed care organizations for their treatment of a high risk population. TennCare anticipates an open enrollment period in early 2001, the first since 1995.

The Company manages OmniCare Health Plan of Michigan ("OmniCare-MI"), a managed care organization serving Medicaid and commercial members in southeastern Michigan. On May 1, 2000, the Company and OmniCare-MI entered into a strategic partnership with the Detroit Medical Center ("DMC"), a major health care provider in southeastern Michigan. At that time, approximately 28,000 Medicaid members of DMC's managed care program were transferred to OmniCare-MI. The transfer accounted for approximately $1.4 million in additional management fee revenue to the Company for the three months ended September 30, 2000. In addition, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI has been awarded a rate increase effective October 1, 2000 and an extension of its contract with the State to September 30, 2002, with the potential for three one-year extensions. Management believes that the awarded rate increase could increase OmniCare-MI's annual Medicaid revenue by approximately 11% on average, resulting in additional management fee revenue to the Company in fiscal 2001.

The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI and the ability of the Company to control medical costs related to the TennCare program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.


NOTE 6 - NET EARNINGS PER COMMON SHARE


Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic for the three months ended September 30, 2000 and 1999, since the Company did not have any outstanding securities having a dilutive effect on earnings per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 2000 AND 1999





NOTE 7 - UNAUDITED SEGMENT FINANCIAL INFORMATION



Summarized financial information for the Company's principal operations, as of and for the three months ended September 30, 2000 and 1999 is as follows (in thousands):


                                              Management      HMOs &
                                              Companies       Managed            Corporate &         Consolidated
       SEPTEMBER 30, 2000                        (1)          Plans (2)          Eliminations         Company
-------------------------------------------------------------------------------------------------------------------
Revenues - external customers             $    6,386          $  23,998          $       -           $ 30,384
Revenues - intersegment                        2,822                  -             (2,822)                 -
Interest and other income                        226                240                (42)               424
                                         --------------------------------------------------------------------------
Total revenues                            $    9,434          $  24,238          $  (2,864)          $ 30,808
===================================================================================================================
Interest expense                          $      111          $       -          $       -           $    111
Operating earnings (losses)                    1,851                412               (178)             2,085
Segment assets                                30,497             16,704             (8,759)            38,442
Purchase of equipment                            307                  -                  -                307
Depreciation and amortization                    303                  -                178                481
-------------------------------------------------------------------------------------------------------------------
       SEPTEMBER 30, 1999
----------------------------------------
Revenues - external customers             $    4,449           $ 20,311          $       -           $ 24,760
Revenues - intersegment                        2,960                  -             (2,960)                 -
Interest and other income                        229                308                (94)               443
                                         --------------------------------------------------------------------------
Total revenues                            $    7,638           $ 20,619          $  (3,054)          $ 25,203
===================================================================================================================
Interest expense                          $      189           $      -          $       -           $    189
Operating earnings (losses)                     (213)               745               (168)               364
Segment assets                                28,661             21,159             (7,168)            42,652
Purchase of equipment                            328                  -                  -                328
Depreciation and amortization                    665                  -                169                834
-------------------------------------------------------------------------------------------------------------------

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee.

(2) HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee and County Care.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee and Michigan, with a targeted mix of Medicaid and commercial enrollment. The Company also has a contract to arrange for the delivery of healthcare services on a capitated basis to certain enrollees residing in Wayne County, Michigan who lack access to private or employer sponsored health insurance or to another government health plan. As of September 30, 2000 there were approximately 158,000 enrollees in the managed care organizations owned or operated by the Company.

Revenues increased $5.6 million (22%) to $30.8 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, as the result of new membership, a premium rate increase on a new contract and additional management fees from the increased volume.

Expenses are up $3.9 million (16%) to $28.7 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, principally in medical services expenses from the added membership and a higher overall medical loss ratio of 85.6%.

Earnings before income taxes were $2.1 million for the quarter ended September 30, 2000, a $1.7 million increase (25%) from the quarter ended September 30, 1999. Net earnings were $1.7 million, or $0.25 per share for the quarter ended September 30, 2000 compared to $0.3 million, or $0.05 per share, for the quarter ended September 30, 1999. The increase in net earnings of $1.4 million, or $0.20 per share, is principally due to the additional revenue generated from operations.

              FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

Medical premium revenues were $24.0 million in the three months ended September 30, 2000, an increase of $3.7 million (18%) from $20.3 million in the three months ended September 30, 1999. The increase came from OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company. Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's Bureau of TennCare ("TennCare"), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. The new contract rates accounted for approximately $1.9 million (51%) of the increased medical premium revenues. The remaining increase of $1.8 million is attributed to 12,000 additional member months in the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999.

The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 47,700 for the three months ended September 30, 2000 compared to 43,200 for the three months ended September 30, 1999 -- was $152 for the three months ended September 30, 2000, compared to $139 for the three months ended September 30, 1999, an increase of $13 (9%).

Premium revenues from the contract in Wayne County, Michigan ("County Care") totaled $2.3 million for each of the three-month periods ended September 30, 2000 and 1999. From its inception, management has not anticipated significant net earnings from this contract, but the County Care contract has met the Company's strategic objective of expanding the membership base to achieve size sufficient to negotiate better rates and save on administrative costs and contribute to operating profits.

Management fees were $6.4 million in the three months ended September 30, 2000, an increase of $1.9 million (42%) from fees of $4.5 million in the three months ended September 30, 1999. $1.4 million (74%) of the increase is the result of increased membership at OmniCare Health Plan of Michigan ("OmniCare-MI"). On May 1, 2000, the Company and OmniCare-MI entered into a partnership with the Detroit Medical Center ("DMC"), a major health care provider in southeastern Michigan. Approximately 28,000 Medicaid members of DMC's managed care program were transferred to OmniCare-MI and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network.

Medical services expenses were $20.5 million in the three months ended September 30, 2000, an increase of $3.6 million (21%) from medical services expenses of $16.9 million in the three months ended September 30, 1999. The percentage of medical services expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 85% for the three months ended September 30, 2000 and 82% for the three months ended September 30, 1999 for OmniCare-TN. Effective July 1, 2000 the new contract with TennCare provides for a minimum of 85% of capitated revenue to be paid to medical services providers.

Medical services expenses for County Care were $2.0 million for both of the three-month periods ended September 30, 2000 and 1999. The MLR for County Care was 88% for each period.

Marketing, general and administrative expenses increased approximately $0.6 million (8%), to $7.6 million for the three months ended September 30, 2000 from $7.0 million for the three months ended September 30, 1999. The increase is principally due to higher labor costs, outsourced services and consulting costs.

Depreciation and amortization expense decreased $0.3 million (42%), to $0.5 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999. Previously capitalized costs for internally developed customized software were fully depreciated at June 30, 2000.

Interest expense decreased $0.1 million (50%), to $0.1 million for the three months ended September 30, 2000, from $0.2 million for the three months ended September 30, 1999, due to debt reduction in August 1999.

Principally as the result of increased management fee revenue, the Company recognized earnings before income taxes of $2.1 million for the three months ended September 30, 2000, compared to earnings before income taxes of $0.4 million for the three months ended September 30, 1999. Net earnings were $1.7 million, or $0.25 per share, for the three months ended September 30, 2000, compared to net earnings of $0.3 million, or $0.05 per share, for the three months ended September 30, 1999, an increase of $1.4 million, or $0.20 per share.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had (i) cash and cash equivalents and short-term marketable securities of $13.6 million, compared to $10.6 million at June 30, 2000; (ii) negative working capital of $4.4 million, compared to negative working capital of $2.3 million at June 30, 2000; and (iii) a current assets-to-current liabilities ratio of .83-to-1, compared to .88-to-1 at June 30, 2000. The principal source of funds for the Company during the three months ended September 30, 2000 was $3.5 million provided from net operating activities. The principal uses of funds for the period were $1.0 million to purchase marketable securities, $0.3 million for capital expenditures and $0.1 million for debt repayment. Positive cash flow was $2.0 million compared to $0.9 million for the comparable quarter a year earlier.

The maturity date for the Company's term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The Company's negative working capital at September 30, 2000 of $4.4 million includes the term loan balance of approximately $4.0 million. The Company intends to replace the term loan at or prior to maturity with a multi-year credit facility. In that event, the current portion of long-term debt would exclude the principal not required to be repaid within the next 12 months and would reduce any negative working capital to that extent. There can be no assurance whether, when or on what terms the existing term loan will be replaced.

The previously mentioned new TennCare contract provides for an increase in average premiums to January 1, 2001, with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made to compensate managed care organizations for their treatment of a high risk population. TennCare anticipates an open enrollment period in early 2001, the first since 1995. Management expects that the net effect of increased monthly premiums and the potential for added membership, offset by the elimination of adverse selection payments, will improve monthly cash flow in fiscal 2001. There can be no assurance of such improvement, however.

In addition to the added membership at OmniCare-MI as a result of the DMC strategic partnership, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI has been awarded a rate increase effective October 1, 2000 and an extension of its contract with the State to September 30, 2002, with the potential for three one-year extensions. Management believes that the awarded rate increase could increase OmniCare's annual Medicaid revenue by approximately 11% on average, resulting in approximately $1.5 million of additional management fee revenue to the Company in fiscal 2001. In addition, because the unsuccessful bidders' Medicaid enrollees must change to a successful bidder in their region, management believes that OmniCare-MI's volume of Medicaid enrollees could significantly increase, generating additional management fee revenue for the Company in and after fiscal 2001. There can be no assurance, however, of any such increase in OmniCare-MI's membership.

The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI and the ability of the Company to control medical costs related to the TennCare Program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.
                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-Q report, including, without limitation, statements containing the words "believes," "anticipates," "will," "could," "may," "might" and words of similar import constitute "forward-looking statements" within the meaning of this "safe harbor."

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit Number            Description of Document
             ---------------           -----------------------
                   27                  Financial data schedule

        (b)  Reports on Form 8-K

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  November 13, 2000                By: /s/ Gregory H. Moses, Jr.
                                            ----------------------------------
                                             Gregory H. Moses, Jr.
                                             President & Chief Executive Officer

Dated:  November 13, 2000                By: /s/ William E. Jackson, II
                                            ----------------------------------
                                             William E. Jackson, II
                                             Chief Financial Officer

EXHIBIT INDEX

              Exhibit Number                   Description of Document
              --------------                   -----------------------
                   27                          Financial data schedule