Form 10-Q
period 2000-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2001-02-13
CIK 867963

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 2000
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF FEBRUARY 13, 2001 WAS 6,779,128.


================================================================================
    As filed with the Securities and Exchange Commission on February 13, 2001

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I.                                                                                                              PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements -
                    Condensed Consolidated Balance Sheets - December 31, 2000
                      and June 30, 2000.................................................................................1
                    Condensed Consolidated Statements of Operations - Three Months and Six Months
                      Ended December 31, 2000 and 1999..................................................................2
                    Condensed Consolidated Statements of Cash Flows - Six Months
                      Ended December 31, 2000 and 1999..................................................................3
                    Notes to the Unaudited Condensed Consolidated Financial Statements..................................4

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................................................7


PART II.

         Item 1.    Legal Proceedings..................................................................................13
         Item 2.    Changes in Securities and Use of Proceeds..........................................................13
         Item 3.    Defaults Upon Senior Securities....................................................................13
         Item 4.    Submission of Matters to a Vote of Security Holders................................................13
         Item 5.    Other Information..................................................................................14
         Item 6.    Exhibits and Reports on Form 8-K...................................................................15


SIGNATURES.............................................................................................................16


                                     PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                     2000            2000
                                                                               --------------------------------
  ASSETS                                                                            (Unaudited)
  Current assets
    Cash and cash equivalents                                                     $    18,490     $      8,257
     Marketable securities                                                              3,171            2,312
     Premium receivables                                                                  738            2,472
     Management fees and advance receivable, net                                        3,969            2,700
     Other receivables                                                                  1,359            1,222
     Prepaid expenses and other                                                           846              312
                                                                               --------------------------------
       Total current assets                                                            28,573           17,275

  Property and equipment, net                                                           4,204            3,846
  Intangible assets, net                                                                3,308            3,663
  Surplus notes receivable, net                                                         6,900            6,900
  Marketable securities                                                                 2,375            2,548
  Other assets                                                                            824              577
                                                                               --------------------------------
                                                                                  $    46,184     $     34,809
                                                                               ================================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Current portion of long-term debt                                             $     3,989     $        791
    Medical claims payable                                                             20,104           11,245
    Accounts payable and accrued expenses                                               5,047            5,739
    Accrued compensation and related benefits                                             867              796
    Other current liabilities                                                           1,894              981
                                                                               --------------------------------
       Total current liabilities                                                       31,901           19,552

  Long-term debt, less current portion                                                      -            3,554
  Accrued rent                                                                            628              652

  Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                               -                -
    Common stock, no par, 15,000,000 shares authorized; 6,779,128 shares
       issued and outstanding at December 31, 2000 and June 30, 2000                   11,152           11,152
    Retained earnings                                                                   2,663               59
    Accumulated other comprehensive loss, net of income taxes                            (160)            (160)
                                                                               --------------------------------
                                                                                       13,655           11,051
                                                                               --------------------------------
                                                                                  $    46,184     $     34,809
                                                                               ================================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        DECEMBER 31,                DECEMBER 31,
                                               --------------------------------------------------------
                                                   2000           1999           2000         1999
                                               --------------------------------------------------------
REVENUES
  Medical premiums                              $   26,184    $   20,556    $   50,182    $   40,867
  Management fees from related party                 6,525         4,650        12,911         9,099
  Interest and other income                            634           353         1,058           796
                                               --------------------------------------------------------
       Total revenues                               33,343        25,559        64,151        50,762

EXPENSES
  Medical services                                  21,744        17,069        42,279        33,928
  Marketing, general and administrative              8,682         7,873        16,278        14,830
  Depreciation and amortization                        488           863           969         1,697
  Interest expense                                     113            94           224           283
  Bad debt expense                                   1,000            --         1,000            --
                                               --------------------------------------------------------
       Total expenses                               32,027        25,899        60,750        50,738
                                               --------------------------------------------------------
Earnings (loss) before income taxes                  1,316          (340)        3,401            24
Income tax expense                                     377             6           797            63
                                               --------------------------------------------------------
      NET EARNINGS (LOSS)                       $      939          (346)        2,604           (39)
                                               ========================================================

NET EARNINGS (LOSS)  PER COMMON SHARE - BASIC
  Net earnings (loss) per common share          $     0.14    $    (0.05)   $     0.38    $    (0.01)
                                               ========================================================
  Weighted average shares outstanding                6,779         6,779         6,779         6,790
                                               ========================================================
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
   Net earnings (loss)  per common share        $     0.14    $    (0.05)   $     0.38    $    (0.01)
                                               ========================================================
   Weighted average shares outstanding               6,779         6,779         6,779         6,790
                                               ========================================================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                           2000              1999
                                                                                      ---------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings (loss)                                                              $    2,604       $       (39)
       Adjustments to reconcile net earnings to net cash provided by operating activities
          (Gain) loss on disposal of assets                                                    (17)               22
          Depreciation and amortization                                                        969             1,697
          Bad debt expense                                                                   1,000                 -
          Accrued rent                                                                         (24)                -
          Net changes in assets and liabilities                                              7,703            (2,668)
                                                                                      ---------------------------------
               Net cash provided by (used in) operating activities                          12,235              (988)

    CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of marketable securities                                                    (1,175)             (691)
       Proceeds from sale of marketable securities                                             496                 -
       Purchase from the sale of property and equipment                                         21               125
       Purchase of property and equipment                                                     (988)           (1,136)
       Proceeds from collection of notes receivable                                              -             8,432
                                                                                      ---------------------------------
               Net cash provided by (used in)  investing activities                         (1,646)            6,730

    CASH FLOWS FROM FINANCING ACTIVITIES
       Payments made on long-term debt                                                        (356)           (8,514)
       Repurchase of common stock                                                                -              (370)
       Issuance of common stock                                                                  -                76
                                                                                      ---------------------------------
               Net cash used in financing activities                                          (356)           (8,808)
                                                                                      ---------------------------------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    10,233            (3,066)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         8,257            17,286
                                                                                      ---------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   18,490       $    14,220
                                                                                      =================================

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                                    $     224        $       283
                                                                                      =================================

        Income taxes paid                                                               $      33        $         -
                                                                                      =================================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2001. Audited June 30, 2000 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.


NOTE 2 - COMPREHENSIVE INCOME


The components of comprehensive income (loss), net of related tax, are summarized as follows (in thousands):

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                               2000         1999         2000         1999
                                                           ----------------------------------------------------
     Net earnings (loss)                                   $       939    $   (346)   $   2,604     $    (39)
     Unrealized holding gains, net of deferred federal
         income taxes                                                -           -            -            6
                                                           ----------------------------------------------------
     Comprehensive income (loss)                           $       939    $   (346)   $   2,604          (33)
                                                           ====================================================

The components of accumulated other comprehensive income, included in shareholders' equity at December 31, 2000 and June 30, 2000, include net unrealized holding losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

In September 2000, the Company purchased $0.9 million of preferred stock of OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a managed care organization 75% owned by the Company's wholly-owned subsidiary, to enable OmniCare-TN to meet minimum statutory requirements for net worth.


NOTE 4 - LONG TERM DEBT

On September 25, 2000, the Company entered into a new loan agreement, promissory note and security agreement with its bank lender. The new loan agreement replaced the outstanding bank line of credit balance with a $4.0 million term loan with monthly installments of principal and interest of approximately $85,000, based upon a five-year amortization. The term loan has an interest rate equal to the bank's prime rate (9.5% at December 31, 2000) plus one percent per annum. The maturity date of the new term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The new loan agreement is collateralized by a security interest in all of the Company's personal property. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the accompanying balance sheets at June 30, 2000.

The Company has an outstanding promissory note with an original principal amount of $625,000 dated December 11, 1998, issued in a shareholder lawsuit settlement, payable in 15 equal monthly installments through March 31, 2001, with interest at 4% per annum.

The Company's outstanding debt is as follows (in thousands):

                                                             DECEMBER 31,      JUNE 30,
                                                                 2000            2000
                                                            ------------------------------
          Term loan                                          $    3,829        $   3,970
          Promissory note                                           160              375
                                                            ------------------------------
                                                                  3,989            4,345
          Less debt payable within one year                       3,989              791
                                                            ------------------------------
          Long-term debt, less current portion               $        -        $   3,554
                                                            ==============================


NOTE 5 - NET EARNINGS (LOSS)  PER COMMON SHARE

Basic net earnings (loss) per share excluding dilution has been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed the same as basic for the three and six months ended December 31, 2000 and 1999 since outstanding stock options did not have a dilutive effect on earnings
(loss) per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 2000 AND 1999



NOTE 6 - UNAUDITED SEGMENT FINANCIAL INFORMATION


Summarized financial information for the Company's principal operations is as follows (in thousands):

-----------------------------------------------------------------------------------------------------------------
                                             Management           HMOs &
                                             Companies        Managed Plans      Corporate &      Consolidated
       DECEMBER 31, 2000                        (1)                (2)           Eliminations        Company
-----------------------------------------------------------------------------------------------------------------
Revenues - external customers              $      12,911      $      50,182       $        -      $     63,093
Revenues - intersegment                            5,673                  -           (5,673)                -
Interest and other income                            297                761                -             1,058
                                         ------------------------------------------------------------------------
Total revenues                             $      18,881      $      50,943       $   (5,673)     $     64,151
=================================================================================================================
Interest expense                           $         224      $           -       $        -      $        224
Operating earnings (loss)                          1,806              1,950             (355)            3,401
Segment assets                                    33,331             24,506          (11,653)           46,184
Purchase of equipment                                988                  -                                988
Depreciation and amortization                        614                  -              355               969
-----------------------------------------------------------------------------------------------------------------
       DECEMBER 31, 1999
========================================
Revenues - external customers              $       9,099      $      40,867       $        -      $     49,966
Revenues - intersegment                            5,943                  -           (5,943)                -
Interest and other income                            384                621             (209)              796
                                         ------------------------------------------------------------------------
Total revenues                             $      15,426      $      41,488       $   (6,152)     $     50,762
=================================================================================================================
Interest expense                           $         283      $           -       $        -      $        283
Operating earnings (loss)                         (1,169)             1,548             (355)               24
Segment assets                                    29,733             19,052           (8,164)           40,621
Purchase of equipment                              1,136                  -                -             1,136
Depreciation and amortization                      1,342                  -              355             1,697
-----------------------------------------------------------------------------------------------------------------

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2) HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee and County Care.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee and Michigan, with a targeted mix of Medicaid and commercial enrollment. The Company also has a contract to arrange for the delivery of healthcare services on a capitated basis to certain enrollees residing in Wayne County, Michigan who lack access to private or employer sponsored health insurance or to another government health plan. As of December 31, 2000 there were approximately 160,000 enrollees in the managed care organizations owned or operated by the Company, compared to 130,000 enrollees as of December 31, 1999.

Total revenues increased $7.8 million (30%) to $33.3 million for the quarter ended December 31, 2000 compared to $25.5 million for the quarter ended December 31, 1999, and increased $13.4 million (26%) to $64.2 million for the six months ended December 31, 2000 compared to $50.8 million for the six months ended December 31, 1999. The increases were the result of new membership, premium rate increases and additional management fees from the increased volume.

Total expenses increased $6.1 million (24%) to $32.0 million for the quarter ended December 31, 2000 compared to $25.9 million for the quarter ended December 31, 1999, and increased $10.1 million (20%) to $60.8 million for the six months ended December 31, 2000 from $50.7 million for the six months ended December 31, 1999. The increases were principally in medical services expenses from the added membership and a higher overall medical loss ratio of 84% compared to 83% for the six months.

Earnings before income taxes were $1.3 million for the quarter ended December 31, 2000, a $1.6 million increase from a loss of $0.3 million for the quarter ended December 31, 1999. Net earnings were $0.9 million, or $0.14 per share for the quarter ended December 31, 2000 compared to a net loss of $0.3 million, or $0.05 per share, for the quarter ended December 31, 1999. The increase in net earnings of $1.2 million, or $0.19 per share, is principally due to the additional revenue generated from operations.

The Company recognized earnings before income taxes of $3.4 million for the six months ended December 31, 2000 and net earnings of $2.6 million, or $0.38 per share. For the six months ended December 31, 1999 earnings before income taxes were $0.02 million and net loss was $0.04 million $0.01 per share. The increase in net earnings of $2.6 million, or $0.39 per share is principally due to the additional revenue generated from operations.

              FOR THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1999

Medical premium revenues were $26.2 million in the three months ended December 31, 2000, an increase of $5.6 million (27%) from $20.6 million in the three months ended December 31, 1999. The increase was generated from OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company. Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's Bureau of TennCare ("TennCare"), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. The new contract rates accounted for approximately $2.0 million (36%) of the increased medical premium revenues. $4.2 million (75%) of the increase is attributed to 27,100 additional member months in the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999. TennCare no longer provides reimbursement of adverse selection for services rendered after June 30, 2000. The impact of this change reduced premium revenues by $0.7 million in the later three-month period.

The OmniCare-TN per member per month ("PMPM") premium rate, excluding adverse selection reimbursement -- based on an average membership of 50,300 for the three months ended December 31, 2000 compared to 41,300 for the three months ended December 31, 1999 -- was $153 for the three months ended December 31, 2000, compared to $137 for the three months ended December 31, 1999, an increase of $16 (12%).

Premium revenues from the contract in Wayne County, Michigan ("County Care") totaled $2.5 and $2.4 million for the three-month periods ended December 31, 2000 and 1999, respectively. Effective October 1, 2000, the County Care premium rates increased approximately 7%. From its inception, management has not anticipated significant net earnings from this contract, but the County Care contract has met the Company's strategic objective of expanding the membership base to achieve size sufficient to negotiate better rates and save on administrative costs and contribute to operating profits.

Management fees were $6.5 million in the three months ended December 31, 2000, an increase of $1.9 million (41%) from fees of $4.6 million in the three months ended December 31, 1999. $1.3 million (68%) of the increase is the result of increased membership at OmniCare Health Plan of Michigan ("OmniCare-MI"), a health maintenance organization managed by the Company. On May 1, 2000, the Company and OmniCare-MI entered into a strategic partnership with the Detroit Medical Center ("DMC"), a major health care provider in southeastern Michigan. Approximately 28,000 Medicaid members of DMC's managed care program were transferred to OmniCare-MI and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network. The remaining increase of $0.6 million (32%) results from increased Medicaid and commercial rates effective October 1, 2000.

Medical services expenses for OmniCare-TN were $19.7 million in the three months ended December 31, 2000, an increase of $4.7 million (31%) from medical services expenses of $15.0 million in the three months ended December 31, 1999. The percentage of medical services expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 85% for the three months ended December 31, 2000 and 83% for the three months ended December 31, 1999 for OmniCare-TN. Effective July 1, 2000 the new contract with TennCare requires that a minimum of 85% of capitated revenue be paid to medical services providers.

Medical services expenses for County Care were $2.2 million and $2.1 million for the three-month periods ended December 31, 2000 and 1999, respectively. The MLR for County Care was 88% for each period.

Marketing, general and administrative expenses increased approximately $0.8 million (10%), to $8.7 million for the three months ended December 31, 2000 from $7.9 million for the three months ended December 31, 1999. The increase is principally due to higher labor costs and advertising expenses.

Depreciation and amortization expense decreased $0.4 million (44%), to $0.5 million for the three months ended December 31, 2000 from $0.9 million for the three months ended December 31, 1999. Previously capitalized costs for internally developed customized software were fully amortized at June 30, 2000.

Bad debt expense for the three months ended December 31, 2000 was $1.0 million as the result of a valuation allowance recorded against amounts owed from OmniCare-MI.

Principally as the result of increased management fee revenue, the Company recognized earnings before income taxes of $1.3 million for the three months ended December 31, 2000, compared to a loss before income taxes of $0.3 million for the three months ended September 30, 1999. Net earnings were $0.9 million, or $0.14 per share, for the three months ended December 31, 2000, compared to a net loss of $0.3 million, or $0.05 per share, for the three months ended December 31, 1999, an increase of $1.2 million, or $0.19 per share.

               FOR SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 1999

Total revenues increased $13.4 million (26%), from $50.8 million for the six months ended December 31, 1999 to $64.2 million for the six months ended December 31, 2000.

Medical premium revenues were $50.2 million for the six months ended December 31, 2000, an increase of $9.3 million (23%) from medical premium revenues of $40.9 million for the six months ended December 31, 1999. Medical premiums for OmniCare-TN increased $9.2 million (25%), from $36.2 million for the six months ended December 31, 1999 to $45.4 million for the six months ended December 31, 2000. Effective July 1,

2000, OmniCare-TN entered into a new 42-month contract with TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. The new contract rates accounted for approximately $3.9 million (42%) of the increased medical premium revenues. $6.0 million (65%) of the increase is attributed to 39,000 additional member months in the six-month period ended December 31, 2000 compared to the six-month period ended December 31, 1999. TennCare no longer provides reimbursement of adverse selection for services rendered after June 30, 2000. The impact of this change reduced premium revenues by $0.7 million in the later six-month period.

The OmniCare-TN PMPM premium rate, excluding adverse selection reimbursement - based on an average membership of 49,000 for the six months ended December 31, 2000 compared to 42,000 for the six months ended December 31, 1999 - was $153 for the six months ended December 31, 2000, compared to $137 for the six months ended December 31, 1999, an increase of $16.00 (12%).

Premium revenues from the County Care program totaled $4.8 and $4.6 million for the six months ended December 31, 2000 and 1999, respectively. Effective October 1, 2000, the County Care premium rates increased approximately 7%. From its inception, management has not anticipated significant net earnings from this contract, but the County Care contract has met the Company's strategic objective of expanding the membership base to achieve size sufficient to negotiate better rates and save on administrative costs and contribute to operating profits.

Management fees were $12.9 million for the six months ended December 31, 2000, an increase of $3.8 million (42%) from fees of $9.1 million for the six months ended December 31, 1999. $2.2 million (58%) of the increase was derived from additional enrollment at OmniCare-MI, which increased to an average membership of 100,600 for the six months ended December 31, 2000 from an average membership of 83,500 for the six months ended December 31, 1999, due primarily to the added membership from the DMC strategic partnership beginning in May 2000 and the ending in December 1999 of a state regulatory freeze on OmniCare-MI enrollment which began in June 1999. Medicaid and commercial rate increases effective October 1, 2000 accounted for $1.6 million of the remaining increase in management fees.

Total expenses were $60.8 million for the six months ended December 31, 2000, compared to $50.7 million for the six months ended December 31, 1999, an increase of $10.1 million (20%).

Medical services expenses for OmniCare-TN increased $8.2 million (27%), from $29.9 million for the six months ended December 31, 1999 to $38.1 million for the six months ended December 31, 2000. The percentage of medical services expenses to medical premium revenues -- the medical loss ratio ("MLR") - was 85% for the six months ended December 31, 2000 and 83% for the six months ended December 31, 1999 for

OmniCare-TN. Effective July 1, 2000 the new contract with TennCare requires that a minimum of 85% of capitated revenue be paid to medical services providers.

Medical services expenses for County Care were $4.2 million and $4.1 million for the six months ended December 31, 2000 and 1999, respectively. The MLR for County Care was 88% for each period.

Marketing, general and administrative ("MG&A") expenses increased $1.5 million (10%) from $14.8 million for the six months ended December 31, 1999 to $16.3 million for the six months ended December 31, 2000. The increase was due mainly to higher labor costs and advertising expenses.

Depreciation and amortization expense decreased $0.7 million (41%) to $1.0 million for the six months ended December 31, 2000 from $1.7 million for the six months ended December 31, 1999. Previously capitalized costs for internally developed customized software were fully amortized at June 30, 2000.

Bad debt expense for the six months ended December 31, 2000 was $1.0 million as the result of a valuation allowance recorded against amounts owed from OmniCare-MI.

As a result of the foregoing, the Company recognized earnings before income taxes of $3.4 million for the six months ended December 31, 2000 and net earnings of $2.6 million, or $0.38 per share. For the six months ended December 31, 1999 earnings before income taxes were $0.02 million and net loss was $0.04 million, or $0.01 per share.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had (i) cash and cash equivalents and short-term marketable securities of $21.7 million, compared to $10.6 million at June 30, 2000; (ii) negative working capital of $3.3 million, compared to $2.3 million at June 30, 2000; and (iii) a current assets-to-current liabilities ratio of .90-to-1, compared to .88-to-1 at June 30, 2000. The principal sources of funds for the Company during the six months ended December 31, 2000 were $12.2 million provided from net operating activities and $0.5 million from the sale of marketable securities. The principal uses of funds for the same six months were $1.2 million to purchase marketable securities, $1.0 million for capital expenditures and $0.4 million for debt repayment. Positive cash flow was $10.2 million compared to negative cash flow of $3.0 million for the comparable six-month period in the prior year.

The maturity date for the Company's term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The Company's negative working capital at December 31, 2000 of $3.3 million includes the term loan balance of approximately $3.8 million. The Company intends to replace the term loan at or prior to maturity with a multi-year credit facility. In that event, the current portion of long-term debt would exclude the principal not required to be repaid within the next 12 months and would reduce any negative working capital to that extent. There can be no assurance whether, when or on what terms the existing term loan will be replaced.

The previously mentioned new TennCare contract provides for an increase in average premiums to January 1, 2001, with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made to compensate managed care organizations for their treatment of a high-risk population. TennCare will offer current members the opportunity to change to a different plan in March 2001 and in October 2001. OmniCare-TN has applied to expand its service area to western Tennessee and withdraw its service area from Davidson County. The Company expects that, if that occurs, the effect of increased monthly premiums and the potential for up to 35,000 new members net, in its expanded service area by June 30, 2001, offset by the elimination of adverse selection payments, will continue to improve its monthly cash flow in fiscal 2001. There can be no assurance of such improvement, however.

In addition to the added membership at OmniCare-MI as a result of the DMC strategic partnership, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as a health maintenance organization ("HMO") providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI was awarded a rate increase effective October 1, 2000 and an extension of its contract with the State to September 30, 2002, with the potential for three one-year extensions.

Effective June 2000, the State of Michigan increased the minimum net worth requirements for HMO's from $0.5 million to $1.5 million. The Company has deferred receipt of approximately $3.0 million of management fees earned from OmniCare-MI and of a previous $2.0 million advance repayable by OmniCare-MI to help ensure that such HMO's statutory reserve and net worth requirements are met. The aggregate amounts of advance and management fees owed of approximately $5.0 million at December 31, 2000 have been reduced by a valuation allowance of $1.0 million.

The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI and the ability of the Company to change and expand its service areas and control medical costs related to the TennCare program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Shareholders of the Company was held on November 15, 2000 and adjourned to December 15, 2000, when the following matters were voted upon:
(i) to elect four directors of the Company to serve until the Annual Meeting of Shareholders in 2003; and (ii) to vote on the approval of the appointment of KPMG LLP as independent auditors of the Company for the 2001 fiscal year.

At such Annual Meeting, William B. Fitzgerald, Darrel W. Francis, Tom A. Goss and Emmett S. Moten, Jr. being all of management's nominees as listed in the proxy statement for the Annual Meeting, were reelected as directors of the Company, and the independent auditors were approved.

The voting at the Annual Meeting was as follows:

                              ELIGIBLE         VOTED            PERCENT OF SHARES VOTED
                              --------         -----            -----------------------
Total Shares                6,779,128        3,750,982                  55.33%

                                                   FOR           AGAINST          WITHHELD         ABSTAIN
                                              ----------------------------------------------------------------
 Election of directors:
    William B. Fitzgerald                          3,237,896        -                 -               513,086
    Darrel W. Francis                              3,437,142        -                 -               313,840
    Tom A. Goss                                    3,438,642        -                 -               312,340
    Emmett S. Moten, Jr.                           3,414,561        -                 -               336,421

 Approval of independent auditors                  3,684,807      56,626              -                 9,549

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

                   None.


         (b)      Reports on Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  February 13, 2001                 By: /s/ Gregory H. Moses, Jr.
                                             -----------------------------------
                                             Gregory H. Moses, Jr.
                                             President & Chief Executive Officer

Dated:  February 13, 2001                 By: /s/ William E. Jackson, II
                                             -----------------------------------
                                             William E. Jackson, II
                                             Chief Financial Officer