Form 10-Q
period 2001-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2001-05-15
CIK 867963

================================================================================

      As filed with the Securities and Exchange Commission on May 15, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2001

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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF MAY 14, 2001 WAS 6,779,128.


===============================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.                                                                                          PAGE
         Item 1.  Unaudited Condensed Consolidated Financial Statements-
                  Condensed Consolidated Balance Sheets - March 31, 2001
                    and June 30, 2000.............................................................1
                  Condensed Consolidated Statements of Operations - Three and Nine Months
                    Ended March 31, 2001 and 2000.................................................2
                  Condensed Consolidated Statements of Cash Flows - Nine Months
                    Ended March 31, 2001 and 2000.................................................3
                  Notes to the Unaudited Condensed Consolidated Financial Statements............. 4

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................9


PART II.

         Item 1.  Legal Proceedings..............................................................16
         Item 2.  Changes in Securities and Use of Proceeds......................................16
         Item 3.  Defaults Upon Senior Securities................................................16
         Item 4.  Submission of Matters to a Vote of Security Holders............................16
         Item 5.  Other Information..............................................................16
         Item 6.  Exhibits and Reports on Form 8-K...............................................18


SIGNATURES.......................................................................................19

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 MARCH 31,       JUNE 30,
                                                                                   2001           2000
                                                                                -------------------------
   ASSETS                                                                       (Unaudited)
   Current assets
     Cash and cash equivalents                                                  $ 19,524        $  8,257
     Marketable securities                                                         3,190           2,312
     Premium receivables                                                             402           2,472
     Management fee and advance receivable, net                                       --           2,700
     Other receivables                                                             2,242           1,222
     Prepaid expenses and other                                                      356             312
                                                                                ------------------------
         Total current assets                                                     25,714          17,275

Property and equipment, net                                                        5,193           3,846
Intangible assets, net                                                             3,130           3,663
Surplus notes receivable, net                                                         --           6,900
Marketable securities                                                              2,390           2,548
Other assets                                                                         798             577
                                                                                ------------------------
                                                                                $ 37,225        $ 34,809
                                                                                ========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt                                          $  3,662        $    791
     Medical claims payable                                                       19,590          11,245
     Accounts payable and accrued expenses                                         3,293           5,739
     Accrued compensation and related benefits                                     1,026             796
     Other current liabilities                                                     1,220             981
                                                                                ------------------------
         Total current liabilities                                                28,791          19,552

Long-term debt, less current portion                                                  --           3,554
Accrued rent                                                                         616             652
Shareholders' equity
     Preferred stock, 5,000,000 shares authorized; none issued                        --              --
     Common stock, no par, 15,000,000 shares authorized; 6,779,128 issued
       and outstanding at March 31, 2001 and June 30, 2000                        11,152          11,152
     Retained earnings                                                            (3,174)             59
     Accumulated other comprehensive loss, net of income taxes                      (160)           (160)
                                                                                ------------------------

                                                                                   7,818          11,051
                                                                                ------------------------
                                                                                $ 37,225        $ 34,809
                                                                                ========================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               MARCH 31,                     MARCH 31,
                                                       2001              2000           2001            2000
                                                     -----------------------------------------------------------
REVENUES
     Medical premiums                                $  26,349        $  22,435       $  76,532        $  63,302
     Management fees from related party                  7,108            4,304          20,019           13,403
     Interest and other income                             562              365           1,619            1,161
                                                     -----------------------------------------------------------
              Total revenues                            34,019           27,104          98,170           77,866

EXPENSES
     Medical services                                   21,030           13,714          63,309           47,642
     Marketing, general and administrative               8,345            7,503          24,627           22,333
     Depreciation and amortization                         490              845           1,459            2,542
     Interest expense                                       94              128             318              411
     Bad debt expense                                   10,532            1,488          11,532            1,488
                                                     -----------------------------------------------------------
              Total expenses                            40,491           23,678         101,245           74,416
                                                     -----------------------------------------------------------
Earnings (loss) before income taxes                     (6,472)           3,426          (3,075)           3,450
Income tax expense (benefit)                              (634)              12             158               75
                                                     -----------------------------------------------------------
           NET EARNINGS (LOSS)                       $  (5,838)       $   3,414       $  (3,233)       $   3,375
                                                     ===========================================================

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
     Net earnings per common share                   $   (0.86)       $    0.50           (0.48)       $    0.50
                                                     ===========================================================
     Weighted average shares outstanding                 6,779            6,779           6,779            6,786
                                                     ===========================================================

NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
    Net earnings per common share                    $   (0.86)       $    0.50       $   (0.48)       $    0.50
                                                     ===========================================================
    Weighted average shares outstanding                  6,937            6,779           6,781            6,786
                                                     ===========================================================



See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    NINE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                  2001           2000
                                                                                                ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings                                                                             $ (3,233)       $  3,375

       Adjustments to reconcile net earnings to net cash provided by operating activities
             (Gain) loss on disposal of assets                                                       (17)             22
             Depreciation and amortization                                                         1,459           2,542
             Bad debt expense                                                                     11,532           1,488
             Accrued rent                                                                            (36)             --
             Changes in assets and liabilities                                                     5,225          (7,533)
                                                                                                ------------------------
                      Net cash provided by (used in) operating activities                         14,930            (106)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of marketable securities                                                          (1,225)           (540)
       Proceeds from sale of marketable securities                                                   496             125
       Purchase of property and equipment                                                         (2,272)           (887)
       Proceeds from disposal of equipment                                                            21              --
       Proceeds from collection of notes receivable                                                   --           8,432
                                                                                                ------------------------
                      Net cash (used in) provided by investing activities                         (2,980)          7,130

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments made on long-term debt                                                              (683)         (8,639)
       Repurchase of common stock                                                                     --            (370)
       Issuance of common stock                                                                       --              76
                                                                                               -------------------------
                      Net cash used in financing activities                                         (683)         (8,933)
                                                                                                ------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         11,267          (1,909)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   8,257          17,286
                                                                                                ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 19,524        $ 15,377
                                                                                                ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                                            $    318        $    411
                                                                                                ========================

       Income taxes paid                                                                        $     63        $     --
                                                                                                ========================



See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - BASIS OF PREPARATION

The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and all of its majority-owned subsidiaries, together referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2001. Audited June 30, 2000 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                    MARCH 31,                MARCH 31,
                                                                               2001          2000      2001          2000
                                                                           -------------------------------------------------
     Net earnings (loss)                                                   $  (5,838)      $ 3,414    $(3,233)      $  3,375

     Unrealized holding gains, net of deferred federal income taxes               --            --         --              6
                                                                           -------------------------------------------------
     Comprehensive income (loss)                                           $  (5,838)      $ 3,414    $(3,233)      $  3,381
                                                                           =================================================


The components of accumulated other comprehensive income, included in shareholders' equity at March 31, 2001 and June 30, 2000, include net unrealized holding losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2001 AND 2000

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In September 2000, the Company purchased $0.9 million of preferred stock of OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a managed care organization 75% owned by the Company's wholly owned subsidiary, to enable OmniCare-TN to meet minimum statutory requirements for net worth.

NOTE 4 - LONG TERM DEBT

On September 25, 2000, the Company entered into a new loan agreement, promissory note and security agreement with its bank lender. The new loan agreement replaced the outstanding bank line of credit balance with a $4.0 million term loan with monthly installments of principal and interest of approximately $85,000, based upon a five-year amortization. The term loan has an interest rate equal to the bank's prime rate (8.5% at March 31, 2001) plus one percent per annum. The maturity date of the new term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The new loan agreement is collateralized by a security interest in all of the Company's personal property. As a result of this refinancing, principal due subsequent to June 30, 2001 is classified as long-term debt in the accompanying balance sheets at June 30, 2000.

The Company had an outstanding $625,000 promissory note dated December 11, 1998, issued in a shareholder lawsuit settlement, payable in 15 equal monthly installments at 4% interest per annum. The final payment on the note was made in March 2001.

The Company's outstanding debt is as follows (in thousands):

                                                             MARCH 31,     JUNE 30,
                                                               2001         2000
                                                              --------------------
                   Term loan                                  $3,662       $3,970
                   Promissory note                                --          375
                                                              -------------------

                                                               3,662        4,345
                   Less debt payable within one year           3,662          791
                                                              -------------------
                   Long-term debt, less current portion       $   --       $3,554
                                                              ===================


NOTE 5 - LIQUIDITY

At March 31, 2001, the Company had (i) cash and cash equivalents and short-term marketable securities of $22.7 million, compared to $10.6 million at June 30, 2000; (ii) negative working capital of $3.1 million, compared to negative working capital of $2.3 million at June 30, 2000; and (iii) a current assets-to-current liabilities ratio of .89-to-1, compared to .88-to-1 at June 30, 2000. The principal source of funds for the Company during the nine months ended March 31,

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2001 AND 2000


2001 was $14.9 million provided from net operating activities. The principal uses of funds for the period were $1.2 million to purchase marketable securities, $2.3 million for capital expenditures and $0.7 million for debt repayment. Positive cash flow was $11.3 million for the period compared to negative cash flow of $1.9 million for the nine months ended March 31, 2000.

The maturity date for the Company's term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The Company's negative working capital at March 31, 2001 of $3.1 million includes the term loan balance of approximately $3.7 million. The Company intends to replace the term loan at or prior to maturity with a multi-year credit facility. In that event, the current portion of long-term debt would exclude the principal not required to be repaid within the next 12 months and would reduce any negative working capital to that extent. There can be no assurance whether, when or on what terms the existing term loan will be replaced.

OmniCare-TN's contract with the State of Tennessee's Bureau of TennCare ("TennCare") contract provides for future annual increases in average premiums to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made to compensate managed care organizations for their treatment of a high risk population. TennCare has notified OmniCare-TN that an average increase in premiums of approximately 4% will be effective July 1, 200l. TennCare offered and will offer current members the opportunity to change to a different plan in April 2001 and in October 2001. OmniCare-TN has applied to expand its service area to western Tennessee and withdraw its service area from Davidson County. The Company expects that, if that occurs, the effect of increased monthly premiums and the potential for an increase of 35,000 new members net, from present membership of 50,000, in its expanded service area by July 2001, offset by the elimination of adverse selection payments, will continue to improve its monthly cash flow in fiscal 2001. There can be no assurance of approval of the application or of such improvement, however.

In addition to the added membership at OmniCare Health Plan of Michigan ("OmniCare-MI"), a health maintenance organization ("HMO") managed by the Company, the State of Michigan last year notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI was awarded a rate increase effective October 1, 2000 and an extension of its contract with the State to September 30, 2002, with the potential for three one-year extensions.

Effective June 2000, the State of Michigan increased the minimum net worth requirements for HMOs from $0.5 million to $1.5 million, with increased levels required by December 31, 2003. Despite increased membership and higher premium rates, OmniCare-MI's annual filing at December 31, 2000 indicated significant working capital and net worth deficiencies.

On March 29, 2001, the Company entered into a letter of intent ("Letter") with OmniCare-MI and the Detroit Medical Center ("DMC") as a step toward curing the statutory deficiencies at OmniCare-MI. The Letter, which is subject to DMC's due diligence investigation and the execution of definitive contracts,

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2001 AND 2000


contemplates that OmniCare-MI will become a wholly-owned subsidiary of the DMC, the DMC will provide OmniCare-MI contributed capital of $13.3 million and the Company will forgive or convert to a surplus note up to $4.7 million for previously accrued management fees and a previous advance. The Company and the DMC are negotiating the extent and type of management assistance, if any, to be provided by the Company to the DMC if such transactions are consummated. Whether or not the Letter's contemplated transactions are consummated, the Company's present management relationship with OmniCare-MI may change or end, and it is not possible to predict either what management services, if any, the Company may provide thereafter to, or what management fees, if any, the Company may receive thereafter from, OmniCare-MI (or its successor, if any). Termination of the Company's current management relationship with OmniCare-MI could significantly reduce the Company's needs for personnel, leased space and other property used in that portion of its business, with potential resultant expenses to the Company regarding employee severance, lease obligations and investment in computer software and hardware.

The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the compensation terms for management assistance, if any, to be provided by the Company to the DMC if the Letter's contemplated transactions are consummated; the Company's costs, if any, resulting from reduction or cessation of its present management relationship with OmniCare-MI; the reduction of administrative costs to compensate for decreased or lost management fees; and the ability of the Company to expand its service areas and control medical costs related to the TennCare program.

NOTE 6 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 7 - MEDICAL SERVICES EXPENSES

At December 31, 1997, the Company established a $6.4 million estimated medical claims liability reserve for UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO managed and 51%-owned by the Company's majority-owned subsidiary United American of Florida, Inc. ("UA-FL"). UA-FL and UltraMedix ceased operations and were placed in liquidation in March 1998. At March 31, 2000 Company management concluded that the continuing reserve requirement should be $0.8 million. Accordingly, at March 31, 2000 the Company reduced the $6.4 million reserve by $5.6 million, or $0.82 per share, and reversed that amount from medical services expenses (which otherwise would have been $19.3 million for the three months ended March 31, 2000 and $53.3 million for the nine months ended March 31, 2000). At March 31, 2001, Company management concluded no further reserve is required, and the remaining reserve of $0.8 million, or $0.11 per share, has been reversed against medical services expenses (which excluding such reversal would have been $21.8 million and $64.1 million for three and nine months ended March 31, 2001, respectively).

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2001 AND 2000


NOTE 8 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine months ended March 31, 2001 and 2000 is as follows (in thousands):

-------------------------------------------------------------------------------------------------------
                                       Management           HMOs &
                                       Companies           Managed        Corporate &       Consolidated
         MARCH 31, 2001                   (1)             Plans (2)       Eliminations        Company
-------------------------------------------------------------------------------------------------------
Revenues - external customers          $ 20,019           $ 76,532          $     --           $ 96,551
Revenues - intersegment                   8,802                 --            (8,802)                --
Interest and other income                   395              1,224                --              1,619
                                       ----------------------------------------------------------------
Total revenues                         $ 29,216           $ 77,756          $ (8,802)          $ 98,170
=======================================================================================================
Interest expense                       $    318           $     --          $     --           $    318
Operating earnings (losses)              (6,588)             4,046              (533)            (3,075)
Segment assets                           26,962             25,227           (14,964)            37,225
Purchase of equipment                     2,272                 --                --              2,272
Depreciation and amortization               926                 --               533              1,459
-------------------------------------------------------------------------------------------------------
        MARCH 31, 2000
---------------------------------
Revenues - external customers          $ 13,403           $ 63,302          $     --           $ 76,705
Revenues - intersegment                   9,169                 --            (9,169)                --
Interest and other income                   516                956              (311)             1,161
                                       ----------------------------------------------------------------
Total revenues                         $ 23,088             64,258          $ (9,480)            77,866
========================================================================================================
Interest expense                       $    411           $     --          $     --           $    411
Operating earnings (losses)               3,803              1,668            (2,021)             3,450
Segment assets                           33,270             19,365           (15,321)            37,314
Purchase of equipment                       887                 --                --                887
Depreciation and amortization             2,008                 --               534              2,542
========================================================================================================


(1) Management Companies: United American Healthcare Corporation and United American of Tennessee.

(2) HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee and County Care.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee and Michigan, with a targeted mix of Medicaid and commercial enrollment. The Company also has a contract to arrange for the delivery of healthcare services on a capitated basis to certain enrollees residing in Wayne County, Michigan who lack access to private or employer sponsored health insurance or to another government health plan. As of March 31, 2001 there were approximately 155,000 enrollees in the managed care organizations owned or operated by the Company, compared to 122,000 enrollees as of March 31, 2000.

Total revenues increased $6.9 million (26%) to $34.0 million for the quarter ended March 31, 2001 compared to $27.1 million for the quarter ended March 31, 2000, and increased $20.3 million (26%) to $98.2 million for the nine months ended March 31, 2001 compared to $77.9 million for the nine months ended March 31, 2000. The increases were the result of new membership, premium rate increases and additional management fees from the increased volume.

Total expenses increased $16.8 million (71%) to $40.5 million for the quarter ended March 31, 2001 compared to $23.7 million for the quarter ended March 31, 2000, and increased $26.8 million (36%) to $101.2 million for the nine months ended March 31, 2001 from $74.4 million for the nine months ended March 31, 2000. The provision for bad debt expense increased $9.0 million and $10.0 million for three months and nine months ended March 31, 2001, respectively, compared to the comparable periods a year earlier. The remaining increases were principally in medical services expenses from the added membership and a higher overall medical loss ratio of 83% for the nine months ended March 31, 2001 compared to 75% for the nine months ended March 31, 2000. Excluding the effect of the reversal of a medical claims liability for UltraMedix (see Note 7), the medical loss ratio would have been 84% for each of the nine-month periods ended March 31, 2001 and 2000.

The loss before income taxes was $6.5 million for the quarter ended March 31, 2001, a $9.9 million decrease from earnings of $3.4 million for the quarter ended March 31, 2000. The net loss was $5.8 million, or $0.86 per share, for the quarter ended March 31, 2001, a decrease of $9.2 million, or $1.36 per share, compared to net earnings of $3.4 million, or $0.50 per share, for the quarter ended March 31, 2000. Such $9.2 million decrease is principally due to the recording of bad debt expense of $10.5 million in the quarter ended March 31, 2001.

The Company recognized a loss before income taxes of $3.1 million for the nine months ended March 31, 2001 and a net loss of $3.2 million, or $0.48 per share, for the nine months ended March 31, 2001. For the nine months ended March 31, 2000, earnings before income taxes were $3.4 million and net earnings were $3.4 million, or $0.50 per share.

                  NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 2000

Medical premium revenues were $76.5 million in the nine months ended March 31, 2001, an increase of $13.2 million (21%) from $63.3 million in the nine months ended March 31, 2000. The increase came from OmniCare Health Plan, Inc. in Tennessee ("OmniCare-TN"), a managed care organization owned 75% by the Company. Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's Bureau of TennCare ("TennCare"), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. The new contract rates accounted for approximately $4.0 million (30%) of the increased medical premium revenues but were offset by $1.5 million in decreased adverse selection premiums. 67% of the increase, $8.8 million, is attributed to 57,000 additional member months in the nine-month period ended March 31, 2001 compared to the nine-month period ended March 31, 2000.

The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 49,400 for the nine months ended March 31, 2001 compared to 43,000 for the nine months ended March 31, 2000 -- was $153 for the nine months ended March, 2001, compared to $138 for the nine months ended March 31, 2000, an increase of $15 (11%).

Premium revenues from the contract in Wayne County, Michigan ("County Care") totaled $7.2 million and $6.9 million for the nine-month periods ended March 31, 2001 and 2000, respectively. Effective October 1, 2000, the contract rates were increased 7%. From its inception, management has not anticipated significant net earnings from this contract, but the County Care contract has served the Company's strategic objective of expanding the membership base to achieve size sufficient to negotiate better rates and save on administrative costs and contribute to operating profits.

Management fees were $20.0 million in the nine months ended March 31, 2001, an increase of $6.6 million (49%) from management fees of $13.4 million in the nine months ended March 31, 2000. $4.7 million (71%) of the increase is the result of increased membership at OmniCare Health Plan of Michigan ("OmniCare-MI") a health maintenance organization managed by the Company. On May 1, 2000, the Company and OmniCare-MI entered into a strategic partnership with the Detroit Medical Center ("DMC"), a major health care provider in southeastern Michigan. Approximately 28,000 Medicaid members of DMC's managed care program were transferred to OmniCare-MI and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network.

Medical services expenses were $63.3 million in the nine months ended March 31, 2001, an increase of $15.7 million (33%) from medical services expenses of $47.6 million in the nine months ended March 31, 2000. As explained under the heading "Overview" above, at March 31, 2001 and 2000, the Company reduced a $6.4 million estimated medical claims liability reserve for UltraMedix by $0.8 million and $5.6 million, respectively, and reversed those amounts from medical services expenses. Without that reversal, medical services expenses would have been $64.1 million and $53.3 million for the nine months ended March 31, 2001 and 2000, respectively, an increase of $10.8 million (20%) resulting in an overall percentage of medical services expenses to capitated medical premium revenues - the medical loss ratio ("MLR") - of 84% in each period for OmniCare-TN and County Care. Effective July 1, 2000, the new contract with TennCare provides for a minimum of 85% of capitated revenue to be paid to medical services providers.

Medical services expenses for County Care were $6.4 million and $6.1 million for the nine-month periods ended March 31, 2001 and 2000, respectively. The MLR for County Care was 88% for each period.

Marketing, general and administrative expenses increased approximately $2.3 million (10%), to $24.6 million for the nine months ended March 31, 2001 from $22.3 million for the nine months ended March 31, 2000. The increase is principally due to higher labor costs, outsourced services and consulting costs.

Depreciation and amortization expense decreased $1.0 million (49%), to $1.5 million for the nine months ended March 31, 2001 from $2.5 million for the nine months ended March 31, 2000. Previously capitalized costs for internally developed customized software were fully depreciated at June 30, 2000.

Interest expense decreased $0.1 million (25%), to $0.3 million for the nine months ended March 31, 2001, from $0.4 million for the nine months ended March 31, 2000, due to debt reduction and a decrease in the prime rate.

Bad debt expense was $11.5 million for the nine months ended March 31, 2001 compared to $1.5 million for the nine months ended March 31, 2000. At March 31, 2001, the Company recorded $10.5 million of such bad debt expense consisting of
(i) $2.6 million of current year management fees earned by the Company but not paid by OmniCare-MI and a $2.0 million prior advance to OmniCare-MI of which $1.0 million was previously reserved (these amounts comprise approximately $4.6 million which the Company expects to forgive or convert to a surplus note should the proposed transaction with the DMC be consummated), and (ii) a reserve of $6.9 million for the remaining carrying value of surplus notes receivable from OmniCare-MI. The Company recorded the above amounts based on significant losses generated by OmniCare-MI and an evaluation of its future cash flows.

The Company recognized a loss before income taxes of $3.1 million for the nine months ended March 31, 2001, compared to earnings before income taxes of $3.4 million for the nine months ended March 31, 2000. The net loss was $3.2 million, or $0.48 per share, for the nine months ended March 31, 2001, compared to net earnings of $3.4 million, or $0.50 per share, for the nine months ended March 31, 2000, a decrease of $6.6 million, or $0.98 per share.

                  THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000

Total revenues increased $6.9 million (26%) from $27.1 million in the three months ended March 31, 2000 to $34.0 million in the three months ended March 31, 2001.

Medical premium revenues were $26.3 million in the three months ended March 31, 2001, an increase of $3.9 million (17%) from $22.4 million in the three months ended March 31, 2000. The increase came from OmniCare-TN. Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with TennCare. The new contract rates accounted for approximately $1.0 million (26%) of the increased medical premium revenues. The remaining increase of $2.9 million is attributed to additional member months in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000.

The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 50,000 for the three months ended March 31, 2001 compared to 43,900 for the three months ended March 31, 2000 -- was $153 for the three months ended March 31, 2001, compared to $148 for the three months ended March 31, 2000, an increase of $5 (3%).

Premium revenues from the County Care contract in Wayne County, Michigan were $2.5 million and $2.3 million for the three-month periods ended March 31, 2001 and 2000, respectively. From its inception, management has not anticipated significant net earnings from this contract, but the County Care contract has served the Company's strategic objective of expanding the membership base to achieve size sufficient to negotiate better rates and save on administrative costs and contribute to operating profits.

Management fees were $7.1 million in the three months ended March 31, 2001, an increase of $2.8 million (65%) from fees of $4.3 million in the three months ended March 31, 2000. $2.0 million (71%) of the increase is the result of increased membership at OmniCare-MI. On May 1, 2000, the Company and OmniCare-MI entered into a strategic partnership with the DMC, a major health care provider in southeastern Michigan. Approximately 28,000 Medicaid members of DMC's managed care program were transferred to OmniCare-MI and DMC's seven hospitals and approximately 3,000 affiliated physicians now serve as part of OmniCare-MI's provider network.

Medical services expenses were $21.0 million in the three months ended March 31, 2001, an increase of $7.3 million (53%) from medical services expenses of $13.7 million in the three months ended March 31, 2000. As explained under the heading "Overview" above, at March 31, 2001 and 2000, the Company reduced a $6.4 million estimated medical claims liability reserve for UltraMedix by $0.8 million and $5.6 million, respectively, and reversed those amounts from medical services expenses. Without that reversal, medical services expenses would have been $21.8 million and $19.3 million for the three months ended March 31, 2001 and 2000, respectively, an increase of 2.5 million (13%) resulting in an overall percentage of medical services expenses to capitated medical premium revenues - the medical loss ratio ("MLR") - of 85% and 86% for OmniCare-TN and County Care. Effective July 1, 2000 the new contract with TennCare provides for a minimum of 85% of capitated revenue to be paid to medical services providers.

Medical services expenses for County Care were $2.2 million and $2.0 million for the three-month periods ended March 31, 2001 and 2000, respectively. The MLR for County Care was 88% for each period.

Marketing, general and administrative expenses increased approximately $0.8 million (11%), to $8.3 million for the three months ended March 31, 2001 from $7.5 million for the three months ended March 31, 2000. The increase is principally due to higher labor costs, outsourced services and consulting costs.

Depreciation and amortization expense decreased $0.3 million (38%), to $0.5 million for the three months ended March 31, 2001 from $0.8 million for the three months ended March 31, 2000. Previously capitalized costs for internally developed customized software were fully depreciated at June 30, 2000.

Bad debt expense was $10.5 million for the three months ended March 31, 2001 compared to $1.5 million for the three months ended March 31, 2000. At March 31, 2001, the Company recorded bad debt expense consisting of (i) $2.6 million of current year management fees earned by the Company but not paid by OmniCare-MI and a $2.0 million prior advance to OmniCare-MI of which $1.0 million was previously reserved (these amounts comprise approximately $4.6 million which the Company expects to forgive or convert to a surplus note should the proposed transaction with the DMC be consummated), and (ii) a reserve of $6.9 million for the remaining carrying value of surplus notes receivable from OmniCare-MI. The Company recorded the above amounts based on significant losses generated by OmniCare-MI and an evaluation of its future cash flows.

The Company recognized a loss before income taxes of $6.5 million for the three months ended March 31, 2001, compared to earnings before income taxes of $3.4 million for the three months ended March 31, 2000. The net loss was $5.8 million, or $0.05 per share, for the three months ended March 31, 2001, compared to net earnings of $3.4 million, or

$0.50 per share, for the three months ended March 31, 2000, a decrease of $9.2 million, or $0.98 per share.

                        LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had (i) cash and cash equivalents and short-term marketable securities of $22.7 million, compared to $10.6 million at June 30, 2000; (ii) negative working capital of $3.1 million, compared to negative working capital of $2.3 million at June 30, 2000; and (iii) a current assets-to-current liabilities ratio of .89-to-1, compared to .88-to-1 at June 30, 2000. The principal source of funds for the Company during the nine months ended March 31, 2001 was $14.9 million provided from net operating activities. The principal uses of funds for the period were $1.2 million to purchase marketable securities, $2.3 million for capital expenditures and $1.9 million for debt repayment. Positive cash flow was $11.3 million compared to negative cash flow of $1.4 million for the nine months ended March 31, 2000.

The maturity date for the Company's term loan is September 30, 2001, at which time the remaining unpaid principal of approximately $3.4 million will be due. The Company's negative working capital at March 31, 2001 of $3.6 million includes the term loan balance of approximately $3.6 million. The Company intends to replace the term loan at or prior to maturity with a multi-year credit facility. In that event, the current portion of long-term debt would exclude the principal not required to be repaid within the next 12 months and would reduce any negative working capital to that extent. There can be no assurance whether, when or on what terms the existing term loan will be replaced.

The previously mentioned new TennCare contract provides for future annual increases in average premiums to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made to compensate managed care organizations for their treatment of a high risk population. TennCare has notified OmniCare-TN that an average increase in premiums of approximately 4% will be effective July 1, 200l. TennCare offered and will offer current members the opportunity to change to a different plan in April 2001 and in October 2001. OmniCare-TN has applied to expand its service area to western Tennessee and withdraw its service area from Davidson County. The Company expects that, if that occurs, the effect of increased monthly premiums and the potential for an increase of 35,000 new members net, from present membership of 50,000, in its expanded service area by July 2001, offset by the elimination of adverse selection payments, will continue to improve its monthly cash flow in fiscal 2001. There can be no assurance of approval of the application or of such improvement, however.

In addition to the added membership at OmniCare-MI as a result of its and the Company's May 2000 strategic partnership with DMC, the State of Michigan last year notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI was awarded a rate increase effective October 1, 2000 and an extension of its contract with the State to September 30, 2002, with the potential for three one-year extensions.

Effective June 2000, the State of Michigan increased the minimum net worth requirements for HMO's from $0.5 million to $1.5 million, with increased levels required by December 31, 2003. Despite increased membership and higher premium rates, OmniCare-MI's annual filing with the State at December 31, 2000 indicated significant working capital and net worth deficiencies.

On March 29, 2001, the Company entered into a letter of intent ("Letter") with OmniCare-MI and the DMC as a step toward curing the statutory deficiencies at OmniCare-MI. The Letter, which is subject to DMC's due diligence investigation and the execution of definitive contracts contemplates that OmniCare-MI will become a wholly-owed subsidiary of the DMC, the DMC will provide OmniCare-MI contributed capital of $13.3 million and the Company will forgive or convert to a surplus note up to $4.7 million for previously accrued management fees and a previous advance. The Company and the DMC are negotiating the extent and type of management assistance, if any, to be provided by the Company to the DMC if such transactions are consummated. Whether or not the Letter's contemplated transactions are consummated, the Company's present management relationship with OmniCare-MI may change or end and it is not possible to predict either what management services, if any, the Company may provide thereafter to, or what management fees, if any, the Company may receive thereafter from, OmniCare-MI (or its successor, if any). Termination of the Company's current management relationship with OmniCare-MI could significantly reduce the Company's needs for personnel, leased space and other property used in that portion or its business, with potential resultant expenses to the Company regarding employee severance, lease obligations and investment in computer software and hardware.

The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the compensation terms for management assistance, if any, to be provided by the Company to the DMC if the Letter's contemplated transactions are consummated; the Company's costs, if any, resulting from reduction or cessation of its present management relationship with OmniCare-MI; the reduction of administrative costs to compensate for decreased or lost management fees; and the ability of the Company to expand its service areas and control medical costs related to the TennCare program.

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

20. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPPA).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               None

        (b)    Reports on Form 8-K

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  May 15, 2001             By: /s/ Gregory H. Moses, Jr.
                                 -----------------------------------
                                     Gregory H. Moses, Jr.
                                     President & Chief Executive Officer

Dated:  May 15, 2001             By: /s/ William E. Jackson, II
                                 -----------------------------------
                                     William E. Jackson, II
                                     Chief Financial Officer