Form 10-K
period 2001-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2001-09-28
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                              -------------------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 2001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF SEPTEMBER 24, 2001, COMPUTED BY REFERENCE TO THE OTC BULLETIN BOARD CLOSING PRICE ON SUCH DATE, WAS $7,457,041.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 24, 2001 WAS 6,779,128.

The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: The definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on November 30, 2001 (Part III).

================================================================================
   As filed with the Securities and Exchange Commission on September 28, 2001

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                             Page

PART I
         Item 1.    Business....................................................................................1
         Item 2.    Properties.................................................................................12
         Item 3.    Legal Proceedings..........................................................................12
         Item 4.    Submission of Matters to a Vote of Security Holders........................................12

PART II
         Item 5.    Market for the Registrant's Common Stock and Related Stockholder
                    Matters  ..................................................................................13
         Item 6.    Selected Financial Data....................................................................14
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................................14
         Item 8.    Financial Statements.......................................................................26
         Item 9.    Changes In and Disagreements with Accountants on Accounting and
                    Financial Disclosure.......................................................................26

PART III
         Item 10.   Directors and Executive Officers of the Registrant.........................................27
         Item 11.   Executive Compensation.....................................................................27
         Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................27
         Item 13.   Certain Relationships and Related Transactions.............................................27

PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................28


Financial Statements..........................................................................................F-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

United American Healthcare Corporation (the "Company") was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references to the Company indicated herein shall mean United American Healthcare Corporation and its consolidated subsidiaries.

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee and Michigan. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government-sponsored populations in Tennessee and Michigan. Management and consulting services provided by the Company are generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of September 1, 2001, there were approximately 185,000 enrollees in the managed care organizations owned or operated by the Company.

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

In 1985, the Company became one of the pioneers in arranging for the financing and delivery of health care services to Medicaid recipients utilizing managed care programs. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of September 1, 2001, there were approximately 116,000 Medicaid enrollees in the managed care organizations owned or managed by the Company, OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), 75%-owned by the Company's wholly owned subsidiary, and OmniCare Health Plan, in Michigan ("OmniCare-MI"). The Company complements its Medicaid focus by targeting non-Medicaid/commercial business in the same geographic markets, which has included its contract with Urban Hospital Care Plus (the "County Care" plan). As of September 1, 2001, there were approximately 69,000 non-Medicaid/commercial enrollees in OmniCare-MI, OmniCare-TN and County Care (collectively, the "Managed Plans"), including approximately 8,200 in County Care. At the Company's election, the County Care contract will expire on September 30, 2001, after which OmniCare-MI and OmniCare-TN will comprise the Company's Managed Plans.

INDUSTRY

In an effort to control costs while assuring the delivery of quality health care services, the public and private sectors have increasingly turned to managed care solutions. As a result, the managed care industry, which includes health maintenance organization ("HMO"), preferred provider organization ("PPO") and prepaid health service plans, has grown substantially.

While the trend toward managed care solutions has traditionally been pursued most aggressively by the private sector, the public sector has embraced the trend in an effort to control the costs of health care provided to Medicaid recipients. Consequently, many states are promoting managed care initiatives to contain these rising costs and supporting programs that encourage or mandate Medicaid beneficiaries to enroll in managed care plans.

MANAGED CARE PRODUCTS AND SERVICES

The Company has an ownership interest in and manages the operations of an HMO in Tennessee, OmniCare-TN. The Company also manages the operations of an HMO in which it has no ownership interest, OmniCare-MI. In addition, the Company participates in the County Care plan, but will not after September 30, 2001.

The Company also has had an ownership interest in three other HMOs which are no longer part of its business: UltraMedix Healthcare Systems, Inc., in Florida ("UltraMedix"), OmniCare Health Plan of Louisiana, Inc., in Louisiana ("OmniCare-LA") and PhilCare Health Systems, Inc., in Pennsylvania ("PhilCare"), each briefly described below this Form 10-K annual report.

The following table shows the membership in the Managed Plans serviced by the Company as of September 1, 2001:

                             Non-Medicaid/
                    Medicaid  Commercial  Total
                    -------- ------------ -----
Managed Plans
   Owned:
      OmniCare-TN     49,423    27,987    77,410
      County Care*         -     8,167     8,167
   Managed:
     OmniCare-MI      67,042    32,441    99,483
                     -------   -------   -------
                     116,465    68,595   185,060
                     =======   =======   =======

*County Care will no longer be a Managed Plan of the Company after September 30, 2001.

The following table shows the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.



                             YEAR ENDED JUNE 30,
              -----------------------------------------------
                     2001            2000           1999
              --------------   --------------   -------------
                     (in thousands, except percentages)
Revenues
OmniCare-TN    $93,305    71%   $77,005   71%   $70,934   76%
OmniCare-MI     26,394    20%    18,769   17%    18,148   19%
County Care*     9,699     7%     9,169    8%     2,273    2%

*County Care will no longer be a Managed Plan of the Company after September 30, 2001.

The Company's gross revenues derived from OmniCare-MI are based on management fees earned under a management agreement with OmniCare-MI. To enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital, in fiscal years 2001, 2000 and 1999 the Company either forgave, or converted to an unsecured loan evidenced by surplus notes, some of such management fees in the amounts of $2.6 million, $3.7 million and $1.3 million, respectively. See "Managed Plan Operated By the Company-OmniCare-MI" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

MANAGED PLANS

The Company has entered into long-term management agreements with OmniCare-MI and, through a wholly owned subsidiary of the Company, with OmniCare-TN. Pursuant to these management agreements with OmniCare-MI and OmniCare-TN, the Company provides management and consulting services associated with the financing and delivery of health care services. The Company also participates in the County Care plan pursuant to an agreement to arrange for the delivery of health care services, which expires September 30, 2001. Table A summarizes the terms of these agreements.

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

         Table A- Summary of Terms of Agreements with the Managed Plans

                  Terms                          OmniCare-MI (1)           OmniCare-TN              County Care(2)
------------------------------------------- ----------------------- ----------------------- -------------------------
(1) Duration:
    (a) Effective dates:
         (i)   Commencement                      May 1, 1985             July 1, 1996            April 1, 1999
         (ii)  Expiration                       Dec. 31, 2010           June 30, 2005            Sept. 30, 2001
    (b) Term extension:
         (i) Automatically renewable                  No              Yes - 4 successive        Yes - unlimited
                                                                        5-year periods
         (ii) Terms of renewal/               Subject to review            5 years                    N/A
               continuation                     every 5 years
         (iii) Next review period                May 1, 2005           January 1, 2005                N/A
    (c) Termination:
         (i)   Without cause by the Plan
               at such review dates                  Yes                     Yes                      Yes
         (ii)  Either party with cause               Yes                     Yes                      Yes

(2) Fees paid to the Company:
    (a) Percentage of revenues                       Yes                     Yes                       No
    (b) Fixed premium rates                           No                      No                      Yes

(3) Expenses incurred by the Company:
      All administrative expenses
      necessary to carry out and perform
      the functions of  the Plan,
      excluding:
         (i)   Audit                                  No                     Yes                       No
         (ii)  Legal                                  No                     Yes                       No
         (iii) Marketing                              No                      No                       No
------------------------------------------- ----------------------- ----------------------- -------------------------

(1) The Company's management agreement with OmniCare-MI is expected to be amended soon after the date of this 10-K annual report by mutual agreement between the Company and the Rehabilitator of OmniCare-MI who was appointed by court order on July 31, 2001. The Company's management expects that the terms summarized in this Table A will continue to accurately describe the management agreement when it is so amended.

(2) At the Company's election, the County Care agreement will not be renewed beyond the expiration of its current term on September 30, 2001.

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

The TennCare contract was renewed on July 1, 2000 for a 42-month term, expiring December 31, 2003. The new contract provides for increased capitation rates, but eliminated the practice of providing retroactive payments to managed care organizations for high cost chronic conditions of their members ("adverse selection") and payments earmarked as adjustments for covered benefits. In addition, the new contract requires that at least 85% of capitation revenues received by OmniCare-TN must be passed on to medical service providers.

OmniCare-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal per member per month ("PMPM") experience and adversely affected its earnings for and since that period. OmniCare-TN received from TennCare in fiscal 2001 an adverse selection payment of approximately $0.8 million for such fiscal 2000 expenses.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. As of September 1, 2001, OmniCare-TN's total enrollment was approximately 77,000 members, of which 49,000 (64%) and 28,000 (36%) represent Medicaid and Non-Medicaid enrollees, respectively.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management believes that the receipt of the commercial license and OmniCare-TN's efforts to expand its provider network to Shelby County (southwestern Tennessee) will enable OmniCare-TN to increase its enrollment by marketing its managed care products to the various employer groups in the regions served. Management anticipates such increased enrollment beginning after fiscal 2002.

COUNTY CARE. Wayne County, Michigan, encompasses Detroit and certain other cities and communities. Effective April 1, 1999, the Company entered into the County Care contract with a nonprofit corporation which administers the County's patient care management system, for the Company to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in the County who lack access to health insurance or to another government health plan. At the Company's election, the County Care contract will expire on September 30, 2001. The contract has not provided significant earnings to the Company, and its termination is not expected to have a material effect on future operations of the Company.

ULTRAMEDIX. Through a subsidiary, the Company owned 51% of UltraMedix, a Florida HMO which became insolvent and was placed in liquidation by court order in early 1998. In April 1998, a Florida health care administration agency notified the Company of intent to enforce its agreement to reimburse UltraMedix's contracted Medicaid providers for certain services which the Agency had paid for on enrollees' behalf, limited to the amount of surplus UltraMedix would have had to maintain under the Medicaid contract absent such agreement. The Company maintained a $6.4 million estimated medical claims liability reserve for UltraMedix until March 31, 2000, when the Company concluded the continuing reserve requirement should be $0.8 million and therefore reduced the $6.4 million reserve by $5.6 million and offset that amount against medical services expenses. At March 31, 2001, the Company eliminated the remaining reserve of $0.8 million.

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

OmniCare-MI's current enrollment is through approximately 850 companies that offer the health plan coverage to employees and their family members, through individual enrollment that is open once a year for a 30-day period, and through the State of Michigan's Medicaid program pursuant to an agreement with the Michigan Department of Community Health, which makes HMO coverage available to eligible Medicaid beneficiaries in certain counties and mandatory in others. Among the major employers that offer OmniCare-MI, ranked by enrollment, are: the City of Detroit, the Federal Government, the Detroit Board of Education, the State of Michigan, Ford Motor Company and DaimlerChrysler AG, the largest of which represents approximately 5% of OmniCare-MI's total enrollment. These employers, in aggregate, represent approximately 16% of OmniCare-MI's total enrollment. No other group exceeds 2% of the Plan's total enrollment.

As of September 1, 2001, total enrollment in OmniCare-MI was approximately 99,000, of which 32,000 (32%) are commercial members, including approximately 3,800 point-of-service members, and approximately 67,000 (68%) are Medicaid members.

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company and the $4.6 million loan was in cash. Pursuant to the terms of the surplus notes, interest and principal payments require approval by the Michigan Office of Financial & Insurance Services (the "OFIS") and are repayable only from any statutory surplus earnings of OmniCare-MI. Note interest is payable annually and forfeited if not then paid. Interest income of $1.1 million, $0.5 million and $0.4 million was forfeited for fiscal years 2001, 2000 and 1999, respectively. The note principal has no stated maturity or repayment date. The surplus notes are subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus note which resulted in bad debt expense of $6.9 million and $3.1 million for the years ended June 30, 2001 and 2000, respectively. In fiscal 1999, the Company provided additional funding by forgiving $1.3 million in management fees owed to the Company by OmniCare-MI to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital.

In June 1999, OmniCare-MI joined with Blue Cross Blue Shield of Michigan (the "CasinoCare Venture") to provide health care, dental and prescription drug benefits to casino employees in Detroit. There are currently approximately 3,000 CasinoCare Venture members receiving health coverage, generating medical premiums of approximately $0.4 million monthly. The Company receives a management fee based on the medical premiums generated from those members who select the Company's products.

On May 1, 2000, approximately 28,000 members of the Detroit Medical Center's Medicaid managed care program were transferred to OmniCare-MI. Since then, OmniCare-MI's overall Medicaid enrollment has stayed relatively constant. During fiscal 2000, the additional membership generated management fee revenue of $0.6 million and approximately $4.0 million in fiscal 2001.

On July 14, 2000, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI was awarded a rate increase and an extension of its contract with the State of Michigan to September 30, 2002, with the potential for three one-year extensions.

As a Michigan HMO, OmniCare-MI is subject to oversight by the Commissioner of the Office of Financial & Insurance Services of the State of Michigan (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner to serve as Rehabilitator of OmniCare-MI. The Order directs the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to reform or revitalize OmniCare-MI by any means so as to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to the Order, the Rehabilitator's appointed special deputy, Bobby Jones (the "Special Deputy Rehabilitator"), who served some years ago as the Senior Vice President of OmniCare-MI, is now acting as the Chief Executive Officer of OmniCare-MI.

The Order expressly requires the Company to continue performing all services under its management agreement with OmniCare-MI until further order of the court, "as the continuation of these services is essential to the continuation of health care service to over 100,000 subscribers." The Company has continued to perform the management agreement without interruption and has been paid in full its 14% management fee pursuant to the agreement for July 2001. Meanwhile, the Company and the Special Deputy Rehabilitator have negotiated and reached agreement on an amendment to the management agreement, which is expected to be in final written form, signed and effective soon after the date of this 10-K annual report. Company management expects the already mutually agreed upon amendment will reduce the Company's management fee percentage from 14% to approximately 10% beginning in August 2001 and will provide for reevaluation and adjustment from time to time to appropriately reflect the Company's actual future costs of performing the management agreement. The Company's management expects the amendment will continue unchanged the other basic terms of its management agreement with OmniCare-MI as summarized in Table A under "Managed Plans" above.

Previous Managed Plan Ventures

OMNICARE-LA. OmniCare-LA was a Louisiana HMO organized in 1994 and 100% owned by a wholly owned subsidiary of the Company. In 1996, OmniCare-LA obtained its HMO license, with the Company funding OmniCare-LA's statutory reserve and net worth requirements through certain letters of credit and $1.0 million in cash deposited at Louisiana banks. OmniCare-LA was in a pre-operational phase continually since inception. The Company withdrew its $1.0 million statutory reserve, terminated its letter of credit commitments and dissolved OmniCare-LA in May 2000.

PHILCARE. PhilCare was a Pennsylvania HMO organized in 1994 and 49% owned by a wholly owned subsidiary of the Company, United American of Pennsylvania, Inc. ("UA-PA"). In 1996, PhilCare obtained its HMO license, with the Company funding PhilCare's statutory reserve and net worth requirements of $2.1 million through cash deposited at a Pennsylvania bank. Subsequently, in fiscal 1998 the Company recorded a full impairment loss against its $2.1 million investment. PhilCare was dissolved in the Company's fiscal 2000. PhilCare assets were then distributed to UA-PA pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount for the fiscal year ended June 30, 2000. The Company also had rent obligations for Philadelphia office spaces which were substantially sublet in fiscal 1998. The landlord assumed the subleases and released the Company from its lease obligations effective September 9, 1999.

ADVICA HEALTH MANAGEMENT. In March 1993, the Company agreed with the HealthScope company to form a health care management company to access the Medicaid eligible population in metropolitan New York. HealthScope became a subsidiary of Advica Health Management ("Advica"). In May 1997, the Company converted its interest in Advica to $4.0 million of Advica preferred stock and a warrant for Advica common stock. Treated as a "troubled debt restructuring," the conversion resulted in a $2.3 million recorded net investment in Advica. In fiscal 1998, the Company recognized a full impairment loss on its investment that resulted in bad debt expense of $2.3 million. Subsequently, the Company converted its Advica preferred stock and warrant to Advica common stock. On November 8, 2000, XCare.net, an electronic commerce service provider for health care businesses, purchased all of Advica's common stock for approximately $2.2 million, including cash and 70,000 XCare.net common shares. The Company's interest in Advica converted to less than 3% of XCare.net common shares and is deemed to be insignificant.

Self-Funded Benefit Plan

In 1993, the Company acquired Corporate Healthcare Financing, Inc. ("CHF"), which served self-funded employers with customized employee welfare plan arrangements and marketing, management and administrative services generally. In September 1998, the Company sold all of the stock of CHF to a corporation whose owners included Louis J. Nicholas, the Chief Executive Officer of CHF and a former officer and director of the Company, for $17.75 million, comprised of $2.0 million in cash, a $13.25 million secured note and a $2.5 million unsecured note. Including payments on the secured note, through June 30, 1999 the Company received $9.2 million of the CHF sale price, plus $0.8 million of interest. On August 16, 1999, both notes were paid in full with accrued interest, net of a $0.25 million prepayment discount agreed to by the Company. The final payment on the secured and unsecured notes was in the aggregate amount of $8.5 million.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of the Managed Plans and, therefore, the revenues of the Company. The predominant competitors in fiscal 2001 in southeastern Michigan are Blue Cross Blue Shield of Michigan, The Wellness Plan, Total Health Plan and Health Alliance Plan. The competitors in western and southwestern Tennessee are Access Med Plus, TLC, Xantus and Blue Cross Blue Shield. The Company's Managed Plans primarily compete on the basis of enrollee premiums, covered benefits, provider networks, utilization limitations, enrollee co-payments and other related plan features and criteria. Management believes that the Company's Managed Plans are able to compete effectively with their primary market competitors in these areas.

EMPLOYEES

The Company's ability to maintain its competitive position and expand its business into new markets depends, in significant part, upon the maintenance of its relationships with various existing senior officers, as well as its ability to attract and retain qualified health care management professionals. The Company neither has nor intends to pursue any long-term employment agreement with any of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or attract such professionals.

The total number of employees at September 1, 2001 was 256 compared to 319 at September 1, 2000. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

MANAGEMENT INFORMATION SYSTEMS

The Company is implementing a strategic information technology plan intended to enhance operations, support provider, member and employer information requirements, and reduce costs.

An initial phase of the strategic plan providing for automation of OmniCare-MI claims entry by scanning, imaging and electronic data interchange was completed and implemented in the fourth quarter of fiscal 2000. The Company also has purchased a new computer system to replace its claims processing and payment system. The new system is expected to begin initial operations for OmniCare-MI in December 2001, and includes many features and capabilities that were performed manually or in a mode that is not very responsive to Company needs. The new system will operate in a real-time mode enabling rapid response to information needs. The system will automate activities associated with membership and enrollment, benefits management, premium billing, member services, claims/encounter processing, medical management, case management, quality management, referral management, provider contracting, and HEDIS (Health Plan Employer Data and Information Set) reporting.

The Company contracted with a third party in the third quarter of fiscal 2001 to outsource the claims processing function for OmniCare-TN.

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

Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

         1.   Inability of OmniCare-MI to remain as a viable entity.
         2. Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.
         3. Discontinuation of, limitations upon, or restructuring of government-funded programs, including but not limited to the TennCare program.
         4. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
         5. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.
         6. The shift of employers from insured to self-funded coverage, resulting in reduced operating margins to the Company.
         7. Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers; and failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.
         8.   Termination of the OmniCare-MI management agreement.
         9. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
         10.  Adverse publicity and media coverage.
         11.  Inability to carry out marketing and sales plans.
         12.  Loss or retirement of key executives.
         13. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
         14. The selection by employers and individuals of higher co-payment/deductible/ coinsurance plans with relatively lower premiums or margins.
         15. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
         16. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.
         17. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
         18. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
         19.  Adverse results from significant litigation matters.
         20. Inability to maintain or obtain satisfactory bank loan credit arrangements.
         21. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPPA).

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

                                              2001 SALES PRICE                           2000 SALES PRICE
                                      ---------------- -----------------       ------------------ ------------------
      FISCAL QUARTER                       HIGH              LOW                     HIGH                LOW
      ---------------------------     ---------------- -----------------       ------------------ ------------------
      First                                $ 0.688          $ 0.375                 $ 1.812            $ 0.937
      Second                                 2.938            0.344                   1.437              0.875
      Third                                  3.719            1.250                   1.437              1.000
      Fourth                                 1.890            1.150                   1.250              0.250

As of September 24, 2001, the closing price of the Common Stock was $1.10 per share and there were approximately 240 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:

                                              2001           2000           1999           1998           1997
                                          -------------- -------------- -------------- -------------- --------------
Operating Data (Year ended June 30):                        (in thousands, except per share data)
Operating revenues                           $131,724       $109,053       $ 93,522      $  105,588      $112,549
Earnings (loss) from continuing
  operations                                    1,229            984            575         (22,915)       (5,260)
Earnings (loss) from discontinued
  operation, net of income taxes                    -              -              -          (2,581)        1,845
Net earnings (loss)                             1,229            984            575         (25,496)       (3,415)
Earnings (loss) per common share from
  continuing operations - basic and
  diluted                                    $   0.18       $   0.15       $   0.09      $    (3.48)     $  (0.80)
Net earnings (loss) per common share -
  basic and diluted                          $   0.18       $   0.15       $   0.09      $    (3.88)     $  (0.52)
Weighted average common shares
  outstanding - diluted                         6,808          6,779          6,764           6,578         6,553

Balance Sheet Data (June 30):

Cash and investments                         $ 24,766       $ 10,569       $ 18,576      $   14,690      $ 17,442
Intangible assets, net                          2,952          3,663          4,374           5,629        10,557
Net assets of discontinued operation                -              -              -          16,703        19,746
Total assets                                   41,657         34,809         49,251          58,684        79,662
Medical claims and benefits payable            19,815         11,245         19,810          20,004        11,632
Debt                                            3,492          4,345         13,112          22,444        23,868
Shareholders' equity                           12,313         11,051         10,360           9,081        34,406

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

In September 1998, effective August 31, 1998, CHF was sold for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $9.2 million of the sale price plus $0.8 million of interest in cash was received through June 30, 1999. On August 16, 1999, the Company was paid $8.5 million, the remaining principal balance of both notes and accrued interest, net of a $0.25 million discount granted as an inducement for the buyer to prepay the notes. As required by the Company's bank line of credit facility, the sale was approved by the Company's bank lender and all proceeds were used to reduce the Company's indebtedness to the bank.

In December 1998, a final court judgment approved the settlement of and dismissed shareholder litigation which had alleged securities law violations by certain former senior officers and the Company. All claims and damages sought by the plaintiffs were released in exchange for $2.0 million in cash from the Company's insurance carrier, a $0.625 million promissory note from the Company payable in 15 equal monthly installments through March 2001, with interest at 4% per annum from December 11, 1998, and 277,777 new shares of Company common stock valued at $0.625 million and issued on March 29, 1999.

Effective April 1, 1999, the Company entered into the County Care contract to arrange for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in Wayne County (Michigan) who lack access to private or employer sponsored health insurance or to another government health plan. At the Company's election, the County Care contract will expire at the end of the current contract period on September 30, 2001. The contract has not provided significant earnings to the Company, and its termination is not expected to have a material effect on future operations of the Company.

On May 6, 1999, the Company's Board of Directors authorized the repurchase and retirement of up to 250,000 of the Company's common shares (approximately 3.6% of the total outstanding common shares) in the open market. At June 30, 1999, 12,900 shares had been repurchased, and the remaining 237,100 shares were repurchased in July 1999.

In June 1999, OmniCare-MI joined with Blue Cross Blue Shield of Michigan (the "CasinoCare Venture") to provide health care, dental and prescription drug benefits to casino employees in Detroit. There are currently approximately 3,000 CasinoCare Venture members receiving health coverage generating medical premiums of approximately $0.4 million monthly. The Company receives a management fee based on the medical premiums generated from those members who select the Company's products.

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments require approval by the Michigan Office of Financial and Industry Services ("OFIS") and are repayable only from any statutory surplus earnings of OmniCare-MI. Note interest is payable annually and forfeited if not then paid. Interest income of $1.1, $0.5 and $0.4 million was forfeited for fiscal years 2001, 2000 and 1999, respectively. The note principal has no stated maturity or repayment date. The surplus note is subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus note which resulted in bad debt expense of$6.9 million and $3.1 million for the years ended June 30, 2001 and 2000, respectively. In fiscal 1999, the Company provided additional funding by forgiving $1.3 million in management fees owed to the Company by OmniCare-MI to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital.

On May 1, 2000, approximately 28,000 members of the Detroit Medical Center's Medicaid managed care program were transferred to OmniCare-MI. Since then, OmniCare-MI's overall Medicaid enrollment has stayed relatively constant. During fiscal 2000, the additional membership generated management fee revenue of $0.6 million, and approximately $4.0 million in fiscal 2001.

On July 14, 2000, the State of Michigan notified OmniCare-MI that it was one of the successful bidders in the State's extensive bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. As a result, OmniCare-MI was awarded a rate increase and an extension of its contract with the State to September 30, 2002, with the potential for three one-year extensions.

As a Michigan HMO, OmniCare-MI is subject to oversight by the Commissioner of Financial & Insurance Services of the State of Michigan. On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner to serve as Rehabilitator of OmniCare-MI. The order directs the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to reform or revitalize OmniCare-MI by any means so as to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to the Order, the Rehabilitator's appointed Special Deputy Rehabilitator, Bobby Jones, who served some years ago as the Senior Vice President of OmniCare-MI, is now acting as the Chief Executive Officer of OmniCare-MI.

Two beneficial results of the Order are that management believes the Company will have no future occasion to make loans to or forgive management fees from OmniCare-MI, and the Order requires the Company to continue performing its management contract with OmniCare-MI until further order of the court. The Company has continued to perform the management contract without interruption and has been paid its 14% management fee pursuant to the contract for July 2001. Meanwhile, the Company and the Special Deputy Rehabilitator have reached agreement on an amendment to the contract, which is expected to be in final form and effective soon after the date of this 10-K annual report. Management expects the already agreed upon amendment will reduce the Company's management fee percentage from 14% to approximately 10% beginning in August 2001, will provide for adjustment from time to time to appropriately reflect the Company's future costs of performing the contract, and will continue unchanged the contract's other basic terms.

In April 1998, a Florida health care administration agency notified the Company of intent to enforce its agreement to reimburse UltraMedix's contracted Medicaid providers for certain services which the Agency had paid for on enrollees' behalf, limited to the amount of surplus UltraMedix would have had to maintain under the Medicaid contract absent such agreement.

The Company established at December 31, 1997 a $6.4 million estimated medical claims reserve for UltraMedix and maintained it until March 31, 2000, when the Company concluded the continuing reserve requirement should be $0.8 million, and therefore reduced the $6.4 million reserve by $5.6 million and offset that amount against medical services expenses. At March 31, 2001, the Company eliminated the remaining reserve of $0.8 million.

In fiscal 1998, based on an evaluation of the net recoverable value of the Company's investment in PhilCare, the Company recorded a full impairment loss against its $2.1 million investment. PhilCare was dissolved in the Company's fiscal 2000. PhilCare assets were then distributed to UA-PA pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount for the fiscal year ended June 30, 2000.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The provisions of the contract provide for an approximate 4.5% increase in average premiums effective July 1, 2000 and a further 4% increase effective July 1, 2001, with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population.

On September 20, 2000, the Company made an additional cash contribution of $0.9 million to OmniCare-TN in exchange for additional preferred stock of OmniCare-TN. The cash contribution was made to enable OmniCare-TN to meet minimum statutory requirements for net worth.

The Company currently has a $3.4 million bank loan with Michigan National Bank, which is scheduled to merge into Standard Federal Bank FSB ("Standard Federal") effective in early October 2001. The Company and Michigan National Bank have an agreement to refinance the present loan agreement, promissory note and security agreement promptly after the completion of the bank merger, replacing the prior one-year loan, originally due September 30, 2001, with a $3.4 million term loan from Standard Federal, repayable in monthly installments of principal and interest of approximately $105,000. Michigan National Bank has waived the requirement of payment of the current loan balance at September 30, 2001, pending the expected refinancing. The proposed new term loan will have an interest rate equal to the bank's prime rate (6.75% at June 30, 2001) plus one percent per annum, and a maturity date of September 30, 2004. The new loan agreement (like the prior one) will be collateralized by a security interest in all of the Company's personal property. As a result of this agreement, principal due subsequent to June 30, 2002 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2001. See Note 9 in "Notes to Consolidated Financial Statements" for further discussion of the refinancing of the term loan.

The Company recognized a loss before income taxes of $0.3 million and earnings before income taxes of $1.6 million for the fiscal years ended June 30, 2001 and 2000, respectively, a decrease of $1.9 million (119%). The Company's earnings net of income taxes for the fiscal years ended June 30, 2001 and 2000 were $1.2 million and $1.0 million, respectively, an increase of $0.2 million (20%).

Excluding the earlier described reversal in part of an UltraMedix medical claims liability reserve, recording of bad debt expense against amounts owed to the Company by OmniCare-MI and recovery of the investment in PhilCare, resulting in a gain, the Company would have recognized earnings before income taxes for the fiscal year ended June 30, 2001 of $10.4 million compared to a loss before income taxes of $3.0 million for the fiscal year ended June 30, 2000.

          YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

Total revenues increased $22.7 million (21%) to $131.7 million in the fiscal year ended June 30, 2001 from $109.1 million in the fiscal year ended June 30, 2000.

Medical premium revenues were $103.0 million in the fiscal year ended June 30, 2001, an increase of $16.8 million (20%) from medical premium revenues of $86.2 million in the fiscal year ended June 30, 2000.

Medical premium revenues for OmniCare-TN increased $16.3 million (21%), to $93.3 million in the year fiscal ended June 30, 2001, from $77.0 million in the fiscal year ended June 30, 2000. OmniCare-TN's premium rate increases accounted for $5.2 million of the increase. Member months increased 82,000 (16%) to 606,000 in the fiscal year ended June 30, 2001 from 524,000 in the fiscal year ended June 30, 2000, and accounted for a $12.3 million increase in premium revenues. Prior to July 1, 2001, TennCare provided additional adverse selection payments to managed care organizations for high cost chronic conditions of their members and payments earmarked as adjustments for covered benefits. In the fiscal year ended June 30, 2001, revenue adjustments for adverse selection and other covered benefits for OmniCare-TN decreased $1.2 million compared to the prior fiscal year. TennCare has ceased adverse selection payments as of July 1, 2001.

The total OmniCare-TN per member per month ("PMPM") revenue rate - based on an average membership of 50,500 for the fiscal year ended June 30, 2001 compared to 43,700 for the fiscal year ended June 30, 2000 - was $154 PMPM for the fiscal year ended June 30, 2001 compared to $147 PMPM for the fiscal year ended June 30, 2000, an increase of $7 PMPM (5%). The PMPM premium rate, based on the State of Tennessee's estimate, increased 7%, to $151 PMPM for the fiscal year ended June 30, 2001 from $141 PMPM for the fiscal year ended June 30, 2000, excluding excess adverse selection payments and adjustments for covered benefits.

Premium revenues from the County Care program totaled $9.7 million for the fiscal year ended June 30, 2001, compared to $9.2 million for the fiscal year ended June 30, 2000.

Management fees earned from OmniCare-MI were $26.4 million in the fiscal year ended June 30, 2001, an increase of $7.6 million (41%) from fees of $18.8 million in the fiscal year ended June 30, 2000. The $18.8 million of management fees earned from OmniCare-MI in fiscal 2000 includes the portion of $3.7 million which was converted into an unsecured loan to OmniCare-MI, evidenced by a surplus note.

Interest and other income decreased $1.8 million (44%) to $2.3 million in the fiscal year ended June 30, 2001 from $4.1 million in the fiscal year ended June 30, 2000. Other income for the fiscal year ended June 30, 2000 included a $2.1 million gain recorded on the Company's recovery of its $2.1 million investment in PhilCare following PhilCare's dissolution.

Total expenses were $132.1 million in the fiscal year ended June 30, 2001, compared to $107.5 million in the fiscal year ended June 30, 2000, an increase of $24.6 million (23%).

Medical services expenses were $85.7 million in the fiscal year ended June 30, 2001, an increase of $15.4 million (22%) from medical services expenses of $70.3 million in the fiscal year ended June 30, 2000. As described in "Overview" above, the Company established at December 31, 1997 and maintained until March 31, 2000 an estimated medical claims liability reserve of $6.4 million for UltraMedix. At March 31, 2000, Company management concluded that the continuing reserve requirement should be $0.8 million, and accordingly, the Company reduced the reserve by $5.6 million and offset that amount against medical services expenses. Without that reversal, medical services expenses would have been $75.9 million in the fiscal year ended June 30, 2000, an increase of $16.0 million (27%), resulting in an overall percentage of medical services expenses to medical premium revenues - the medical loss ratio ("MLR") - of 88% for OmniCare-TN and County Care for fiscal 2000.

Medical services expenses for OmniCare-TN increased $10.1 million (15%), to $77.9 million in the fiscal year ended June 30, 2001 from $67.8 million in the fiscal year ended June 30, 2000. The OmniCare-TN MLR was 85% for the fiscal year ended June 30, 2001 and 88% for the fiscal year ended June 30, 2000. The fiscal 2000 OmniCare-TN MLR includes an approximate 4.5% increase due to a fourth quarter increase in the medical claims liability of $3.4 million related to the assignment of new members by TennCare. The fiscal 2001 contract with TennCare requires that a minimum of 85% of capitation revenues be paid to medical service providers. The fiscal 2000 OmniCare-TN MLR includes an approximate 3% reduction due to offsets to medical services expenses related to the net recovery of $0.5 million in refundable advances made to a third party dental administrator and an excess adverse selection payment of $1.0 million received in fiscal 1999 for the period June 1997 and prior.

OmniCare-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal PMPM experience and adversely affected its earnings for and since that period. OmniCare-TN received from TennCare in fiscal 2001 an adverse selection payment of approximately $0.8 million for such fiscal 2000 expenses.

Medical services expenses for County Care were $7.8 million in the fiscal year ended June 30, 2001, a decrease of $0.3 million (4%) from medical services expenses of $8.1 million in the fiscal year ended June 30, 2000. The County Care MLR for the fiscal year ended June 30, 2001 was 88%. County Care operations began with inception of the contract in April 1999 and will cease, at the Company's election, after the contract's expiration on September 30, 2001.

Marketing, general and administrative expenses increased $2.2 million (7%), to $32.4 million in the fiscal year ended June 30, 2001, from $30.2 million in the fiscal year ended June 30, 2000. The increase was due primarily to increases in wages, benefits and temporary labor costs.

Depreciation and amortization decreased $1.4 million (42%), to $2.0 million in the fiscal year ended June 30, 2001 from $3.4 million in the fiscal year ended June 30, 2000. The Company had previously capitalized costs for internally developed customized software. At June 30, 2001, these costs were fully depreciated and accounted for approximately $1.4 million of fiscal 2001 expense. The Company purchased $3.0 million of property and equipment, the majority of which was not yet placed in service and, therefore, did not have a significant effect on depreciation expense in the fiscal year ended June 30, 2001.

Interest expense decreased $0.1 million (26%), to $0.4 million in the fiscal year ended June 30, 2001 from $0.5 million in the fiscal year ended June 30, 2000, due to debt reduction of $0.9 million as well as decreases in the prime rate.

Bad debt expense in the fiscal year ended June 30, 2001 totaled $11.5 million as a result of writing off the $2.0 million advance and $2.6 million of management fee receivable owed by OmniCare-MI and the remaining carrying value of surplus notes of $6.9 million. Bad debt expense in the fiscal year ended June 30, 2000 totaled $3.1 million as a result of recording an impairment loss on the valuation of the unsecured loan made to OmniCare-MI.

The Company recognized a loss before income taxes of $0.3 million and earnings before income taxes of $1.6 million for the fiscal years ended June 30, 2001 and 2000, respectively, a decrease of $1.9 million (119%). Earnings net of income taxes for the fiscal years ended June 30, 2001 and 2000 were $1.2 million and $1.0 million, respectively, an increase of $0.2 million (20%).

Excluding the earlier described reversal in part of an UltraMedix medical claims liability reserve, recording of bad debt expense against amounts owed to the Company by OmniCare-MI and recovery of the investment in PhilCare, resulting in a gain, the Company would have recognized earnings before income taxes for the fiscal year ended June 30, 2001 of $10.4 million compared to a loss before income taxes of $3.0 million for the fiscal year ended June 30, 2000.

          YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

Total revenues increased $15.6 million (17%), to $109.1 million in the fiscal year ended June 30, 2000 from $93.5 million in the fiscal year ended June 30, 1999.

Medical premium revenues were $86.2 million in the fiscal year ended June 30, 2000, an increase of $13.0 million (18%) from medical premium revenues of $73.2 million in the fiscal year ended June 30, 1999.

Medical premium revenues for OmniCare-TN increased $6.1 million (9%), to $77.0 million in the fiscal year ended June 30, 2000, from $70.9 million in the fiscal year ended June 30, 1999. OmniCare-TN's premium rate increases accounted for $3.1 million of the increase. Member months decreased 16,000 (3%) to 524,000 in the fiscal year ended June 30, 2000 from 540,000 in the fiscal year ended June 30, 1999, and accounted for a $2.4 million decrease in premium revenues. TennCare provided additional adverse selection payments to managed care organizations for high cost chronic conditions of their members and payments earmarked as adjustments for covered benefits. In the fiscal year ended June 30, 2000, revenue adjustments for adverse selection and other covered benefits increased $4.5 million compared to the prior fiscal year. OmniCare-TN adverse selection revenue related to fiscal 1999, recognized in the fiscal year ended June 30, 2000, accounted for $0.9 million of the revenue increase.

The total OmniCare-TN PMPM revenue rate - based on an average membership of 43,700 for the fiscal year ended June 30, 2000 compared to 45,000 for the fiscal year ended June 30, 1999 - was $147 for the fiscal year ended June 30, 2000 compared to $131 for the fiscal year ended June 30, 1999, an increase of $16 (12%). The PMPM premium rate, based on the State of Tennessee's estimate, increased 5%, to $129 for the fiscal year ended June 30, 2000 from $122 for the fiscal year ended June 30, 1999, excluding excess adverse selection payments and adjustments for covered benefits.

Premium revenues from the County Care program totaled $9.2 million for the fiscal year ended June 30, 2000, compared to $2.3 million for the fiscal year ended June 30, 1999. The $6.9 million (300%) increase was a result of the Company's having participated in the County Care program in only three months of fiscal 1999 versus a full year of participation in fiscal 2000.

Management fees earned from OmniCare-MI were $18.8 million in the fiscal year ended June 30, 2000, an increase of $0.7 million (4%) from fees of $18.1 million in the fiscal year ended June 30, 1999. Excluding the earlier described forgiveness in fiscal 1999 of $1.3 million of management fee revenue, management fees from OmniCare-MI earned in the fiscal year ended June 30, 2000 would have decreased $0.6 million (3%) compared to management fees of $19.4 million earned for the fiscal year ended June 30, 1999. The $18.8 million of management fees earned from OmniCare-MI in fiscal 2000 includes the portion of $3.7 million which was converted into an unsecured loan to OmniCare-MI, evidenced by a surplus note.

Interest and other income increased $1.9 million (86%) to $4.1 million in the fiscal year ended June 30, 2000 from $2.2 million in the fiscal year ended June 30, 1999. Other income increased $2.5 million in fiscal 2000 as a result of a $2.1 million gain recorded on the Company's recovery of its $2.1 million investment in PhilCare following PhilCare's dissolution and $0.4 million for fees received for management of the Women, Infants and Children program for the City of Detroit. Interest income decreased $0.6 million in fiscal 2000 due primarily to the retirement of the CHF interest-bearing notes in August 1999.

Total expenses were $107.5 million in the fiscal year ended June 30, 2000, compared to $92.4 million in the fiscal year ended June 30, 1999, an increase of $15.1 million (16%).

Medical services expenses were $70.3 million in the fiscal year ended June 30, 2000, an increase of $10.4 million (17%) from medical services expenses of $59.9 million in the fiscal year ended June 30, 1999. As described in "Overview" above, the Company established at December 31, 1997 and maintained until March 31, 2000 an estimated medical claims liability reserve of $6.4 million for UltraMedix. At March 31, 2000, Company management concluded that the continuing reserve requirement should be $0.8 million, and accordingly, the Company reduced the reserve by $5.6 million and offset that amount against medical services expenses. Without that reversal, medical services expenses would have been $75.9 million in the fiscal year ended June 30, 2000, an increase of $16.0 million (27%), resulting in an overall percentage of medical services expenses to medical premium revenues - the medical loss ratio ("MLR") - of 88% for OmniCare-TN and County Care for fiscal 2000.

Medical services expenses for OmniCare-TN increased $10.0 million (17%), to $67.8 million in the fiscal year ended June 30, 2000 from $57.8 million in the fiscal year ended June 30, 1999. The OmniCare-TN MLR was 88% for the fiscal year ended June 30, 2000 and 82% for the fiscal year ended June 30, 1999. The fiscal 2000 OmniCare-TN MLR includes an approximate 4.5% increase due to a fourth quarter increase in the medical claims liability of $3.4 million related to the assignment of new members by TennCare. The fiscal 1999 OmniCare-TN MLR includes an approximate 3% reduction due to offsets to medical services expenses related to the net recovery of $0.5 million in refundable advances made to a third party dental administrator and an excess adverse selection payment of $1.0 million received in fiscal 1999 for the period June 1997 and prior.

OmniCare-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal PMPM experience and adversely affected its earnings for and since that period. OmniCare-TN received from TennCare in fiscal 2001 an adverse selection payment of approximately $0.8 million for such fiscal 2000 expenses.

Medical services expenses for County Care were $8.1 million in the fiscal year ended June 30, 2000, an increase of $6.0 million (286%) from medical services expenses of $2.1 million in the fiscal year ended June 30, 1999. The increase was a result of the Company's having participated in the County Care program in only three months in fiscal 1999 versus a full year of participation in fiscal 2000. The County Care MLR for the fiscal year ended June 30, 2000 was 88%. County Care operations began with inception of the contract in April 1999.

Marketing, general and administrative expenses increased $2.9 million (11%), to $30.2 million in the fiscal year ended June 30, 2000, from $27.3 million in the fiscal year ended June 30, 1999. The increase was due primarily to increases in wages and benefits of $1.8 million and increases in temporary labor costs of $0.9 million.

Depreciation and amortization remained relatively constant at $3.3 million and $3.4 million for the fiscal years ended June 30, 2000 and 1999, respectively. The Company had previously capitalized costs for internally developed customized software. At June 30, 2000, these costs were fully depreciated and accounted for approximately $1.4 million of fiscal 2000 expense. The Company purchased $2.5 million of property and equipment, the majority of which was placed in service in the last quarter of fiscal 2000 and therefore did not have a significant effect on depreciation expense in the fiscal year ended June 30, 2000.

Interest expense decreased $1.2 million (68%), to $0.5 million in the fiscal year ended June 30, 2000 from $1.7 million in the fiscal year ended June 30, 1999, due to reduction of outstanding debt from $13.1 million at June 30, 1999 to $4.3 million at June 30, 2000.

Bad debt expense in the fiscal year ended June 30, 2000 totaled $3.1 million as a result of recording an impairment loss on the valuation of the unsecured loan made to OmniCare-MI.

The Company recognized earnings before income taxes of $1.6 million and $1.2 million for the fiscal years ended June 30, 2000 and 1999, respectively, an increase of $0.4 million (33%). Earnings net of income taxes for the fiscal years ended June 30, 2000 and 1999 were $1.0 million and $0.6 million, respectively, an increase of $0.4 million (67%). Excluding the earlier described reversal in part of an UltraMedix medical claims liability reserve, recording of bad debt expense against amounts owed to the Company by OmniCare-MI and recovery of the investment in PhilCare, resulting in a gain, the Company would have recognized a loss before income taxes of $3.0 million for the fiscal year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had (i) cash and cash equivalents and short-term marketable securities of $24.8 million, compared to $10.6 million at June 30, 2000; (ii) positive working capital of $3.6 million, compared to negative working capital of $2.3 million at June 30, 2000; and (iii) a current assets-to-current liabilities ratio of 1.14-to-1, compared to .88-to-1 at June 30, 2000.

Net cash provided by operating activities was $17.9 million in fiscal 2001 compared to cash used of $1.9 million in fiscal 2000. Investing activities in fiscal 2001 included the purchase of equipment of $3.0 million and the purchase of marketable securities of $1.3 million, offset by proceeds from the sale of marketable securities of $0.9 million. Debt repayments were $0.9 million in fiscal 2001 and, subsequent to the fiscal year end, $3.4 million of debt originally due September 30, 2001 will be converted into a three-year term loan due September 30, 2004.

The stock of CHF was sold effective August 31, 1998, for $17.75 million, comprised of $2.0 million in cash and the buyer's secured and unsecured notes for $13.25 million and $2.5 million, respectively. Including payments on the secured note, $9.2 million of the sale price, plus $0.8 million of interest, in cash was received through June 30, 1999. The remaining principal balance on the secured and unsecured notes and accrued interest, net of a prepayment discount, in the sum of $8.5 million was paid to the Company on August 16, 1999 and used to reduce bank debt.

In previous fiscal years, to satisfy applicable statutory requirements, the Company provided $1.0 million in letters of credit on behalf of, and a $1.0 million capital contribution to, OmniCare-LA, and made a $2.1 million capital contribution to PhilCare. The funds were provided by the Company from its line of credit arrangement. Due to the cessation of its Louisiana operations, the Company withdrew the $1.0 million capital contribution and terminated its letter of credit commitments in May 2000. PhilCare was dissolved under applicable law in the Company's fiscal 2000. As a result of the dissolution, assets of PhilCare were distributed to UA-PA pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its investment in PhilCare, receiving approximately $2.1 million of cash and U.S. Treasury obligations during fiscal 2000.

On May 1, 2000 approximately 28,000 members of the Detroit Medical Center's Medicaid managed care program were transferred to OmniCare-MI. Since then, OmniCare-MI's overall Medicaid enrollment has stayed relatively constant. During fiscal 2000, the additional membership generated management fee revenue of $0.6 million and approximately $4.0 million in fiscal 2001.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The provisions of the contract provide for an approximate 4.5% increase in average premiums at July 1, 2000 and a further 4% increase at July 1, 2001 with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population.

On September 20, 2000, the Company made an additional cash contribution of $0.9 million to OmniCare-TN in exchange for additional preferred stock of OmniCare-TN issued to the Company. The cash contribution was made to enable OmniCare-TN to meet minimum statutory requirements for net worth, while allowing OmniCare-TN to utilize the funds for working capital.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. As of September 1, 2001, OmniCare-TN's total enrollment was approximately 77,000 members, an increase of approximately 40% from June 30, 2001.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management believes that the receipt of the commercial license and OmniCare-TN's efforts to expand its provider network to Shelby County (southwestern Tennessee) will enable OmniCare-TN to increase its enrollment by marketing its managed care products to the various employer groups in the regions served. Management anticipates such increased enrollment beginning after fiscal 2002.

As a Michigan HMO, OmniCare-MI is subject to oversight by the Commissioner of the Office of Financial & Insurance Services of the State of Michigan (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner to serve as Rehabilitator of OmniCare-MI. The Order directs the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to reform or revitalize OmniCare-MI by any means so as to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to the Order, the Rehabilitator's appointed special deputy, Bobby Jones (the "Special Deputy Rehabilitator"), who served some years ago as the Senior Vice President of OmniCare-MI, is now acting as the Chief Executive Officer of OmniCare-MI.

The Order expressly requires the Company to continue performing all services under its management agreement with OmniCare-MI until further order of the court, "as the continuation of these services is essential to the continuation of health care service to over 100,000 subscribers." The Company has continued to perform the management agreement without interruption and has been paid in full its 14% management fee pursuant to the agreement for July 2001. Meanwhile, the Company and the Special Deputy Rehabilitator have negotiated and reached agreement on an amendment to the management agreement, which is expected to be in final written form, signed and effective soon after the date of this 10-K annual report. Company management expects the already mutually agreed upon amendment will reduce the Company's management fee percentage from 14% to approximately 10% beginning in August 2001 and will provide for reevaluation and adjustment from time to time to appropriately reflect the Company's actual future costs of performing the management agreement. The Company's management expects the amendment will continue unchanged the other basic terms of its management agreement with OmniCare-MI as summarized in Table A under "Managed Plans" above.

The Company currently has a $3.4 million bank loan with Michigan National Bank, which is scheduled to merge into Standard Federal Bank FSB ("Standard Federal") effective in early October 2001. The Company and Michigan National Bank have an agreement to refinance the present loan agreement, promissory note and security agreement promptly after the completion of the bank merger, replacing the prior one-year loan, originally due September 30, 2001, with a $3.4 million term loan from Standard Federal, repayable in monthly installments of principal and interest of approximately $105,000. Michigan National Bank has waived the requirement of payment of the current loan balance at September 30, 2001, pending the expected refinancing. The proposed new term loan will have an interest rate equal to the bank's prime rate (6.75% at June 30, 2001) plus one percent per annum, and a maturity date of September 30, 2004. The new loan agreement (like the prior one) will be collateralized by a security interest in all of the Company's personal property. As a result of this agreement, principal due subsequent to June 30, 2002 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2001. See Note 9 in "Notes to Consolidated Financial Statements" for further discussion of the refinancing of the term loan.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors noted above, including the rehabilitation of OmniCare-MI and the ability of the Company to control administrative costs related to managing OmniCare-MI and medical costs related to the TennCare program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.

RECENTLY ENACTED PRONOUNCEMENTS

On July 20, 2001 the Financial Accounting Standards Board ("FASB) issued two new accounting standards, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." All business combinations initiated after June 30, 2001 will be accounted for using the purchase method of accounting; the use of the pooling-of-interests method will be prohibited. Management has determined that the requirement of SFAS No. 141 will not have a significant impact on the financial statements.

SFAS No. 142 eliminates the amortization of goodwill. Instead, under SFAS No. 142, the carrying amount of goodwill should be tested for impairment at least annually at the reporting unit level, as defined, and will be reduced only if it is found to be impaired or is associated with assets sold or otherwise disposed of. The Statement is effective for fiscal years beginning after December 15, 200l, but early adoption is permitted for companies with a fiscal year beginning after March 15, 2001.

The adoption of SFAS No. 142 would have an impact of future results of operations. If the cessation of goodwill amortization had occurred on July 1, 1998, the Company's earnings before income taxes would have increased, on a proforma basis, by $0.7 million in each of the three years ended June 30, 2001. Earnings per share, on a proforma basis, would have increased $0.10 per share in each of the three fiscal years ended June 30, 2001. The Company has not yet determined whether it will adopt the new standard as of July 1, 2001 or July 1, 2002.

ITEM 8.  FINANCIAL STATEMENTS

Presented beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 30, 2001.

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

No reports on Form 8-K were filed with respect to the last three months of fiscal 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2001.

UNITED AMERICAN HEALTHCARE CORPORATION      (Registrant)

                                   By:  /s/GREGORY H. MOSES, JR.
                                        ------------------------
                                        Gregory H. Moses, Jr.
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 28, 2001.

                  SIGNATURE                          CAPACITY
                  ---------                          --------

/s/GREGORY H. MOSES, JR.                             President, CEO and Director
----------------------------------------------------
Gregory H. Moses, Jr.                                (Principal Executive Officer)

/s/ANITA C.R. GORHAM                                 Secretary and Director
----------------------------------------------------
Anita C.R. Gorham

/s/WILLIAM E. JACKSON, II                            Chief Financial Officer
----------------------------------------------------
William E. Jackson, II                               (Principal Financial Officer and Principal
                                                     Accounting Officer)

/s/WILLIAM C. BROOKS                                 Director
----------------------------------------------------
William C. Brooks

/s/JULIUS V. COMBS, M.D.                             Director
----------------------------------------------------
Julius V. Combs, M.D.

/s/WILLIAM B. FITZGERALD                             Director
----------------------------------------------------
William B. Fitzgerald

/s/DARREL W. FRANCIS                                 Director
----------------------------------------------------
Darrel W. Francis

/s/TOM A. GOSS                                       Director
----------------------------------------------------
Tom A. Goss

/s/HARCOURT G. HARRIS, M.D.                          Director
----------------------------------------------------
Harcourt G. Harris, M.D.

/s/PEARL M. HOLFORTY                                 Director
----------------------------------------------------
Pearl M. Holforty

/s/RONALD M. HORWITZ, Ph.D.                          Director
----------------------------------------------------
Ronald M. Horwitz, Ph.D.

/s/EMMETT S. MOTEN, JR.                              Director
----------------------------------------------------
Emmett S. Moten, Jr.

/s/LINDA A. WATTERS                                  Director
----------------------------------------------------
Linda A. Watters

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Page

Independent Auditors' Report.......................................................................        F-2

Consolidated Balance Sheets as of June 30, 2001 and 2000...........................................        F-3

Consolidated Statements of Operations for each of the years in the three-year period ended June 30,
     2001..........................................................................................        F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income for each
      of the years in the three-year period ended June 30, 2001....................................        F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30,
     2001..........................................................................................        F-6

Notes to Consolidated Financial Statements.........................................................        F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


Detroit, Michigan
September 26, 2001

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            JUNE 30,
                                                                                       --------------------
                                                                                         2001        2000
                                                                                       --------    --------
ASSETS
Current assets
    Cash and cash equivalents                                                          $ 21,985    $  8,257
    Marketable securities                                                                 2,781       2,312
    Premium receivables                                                                     436       2,472
    Management fee receivable                                                                 -       2,700
    Other receivables                                                                     2,289       1,222
    Refundable income taxes                                                                 284           -
    Prepaid expenses and other                                                              649         312
    Deferred income taxes                                                                 1,360           -
                                                                                       --------    --------
       Total current assets                                                              29,784      17,275

Property and equipment, net                                                               5,632       3,846
Intangible assets, net                                                                    2,952       3,663
Surplus notes receivable, net                                                                 -       6,900
Marketable securities                                                                     2,426       2,548
Deferred income taxes                                                                       286           -
Other assets                                                                                577         577
                                                                                       --------    --------
                                                                                       $ 41,657    $ 34,809
                                                                                       ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt                                                  $    890    $    791
    Medical claims payable                                                               19,815      11,245
    Accounts payable and accrued expenses                                                 3,138       5,739
    Accrued compensation and related benefits                                             1,093         796
    Other current liabilities                                                             1,226         981
                                                                                       --------    --------
       Total current liabilities                                                         26,162      19,552

Long-term debt, less current portion                                                      2,602       3,554
Accrued rent                                                                                580         652

Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                                 -           -
    Common stock, no par, 15,000,000 shares authorized; 6,779,128 issued and
      outstanding at June 30, 2001 and 2000, respectively                                11,188      11,152
    Retained earnings                                                                     1,288          59


    Accumulated other comprehensive loss, net of deferred federal income taxes
                                                                                           (163)       (160)
                                                                                       --------    --------
                                                                                         12,313      11,051
                                                                                       --------    --------
                                                                                       $ 41,657    $ 34,809
                                                                                       ========    ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED JUNE 30,
                                          -------------------------------
                                             2001        2000       1999
                                          --------    --------   --------
REVENUES
  Medical premiums                        $103,004    $ 86,174   $ 73,207
  Management fees from related parties      26,394      18,769     18,148
  Interest and other income                  2,326       4,110      2,167
                                          --------    --------   --------
     Total revenues                        131,724     109,053     93,522

EXPENSES
  Medical services                          85,738      70,255     59,917
  Marketing, general and administrative     32,437      30,224     27,291
  Depreciation and amortization              1,953       3,345      3,449
  Interest expense                             401         539      1,708
  Bad debt expense                          11,532       3,100          -
                                          --------    --------   --------
     Total expenses                        132,061     107,463     92,365
                                          --------    --------   --------
Earnings (loss) before income taxes           (337)      1,590      1,157
Income tax expense (benefit)                (1,566)        606        582
                                          --------    --------   --------
Net earnings                              $  1,229    $    984   $    575
                                          --------    --------   --------
NET EARNINGS PER COMMON SHARE - BASIC
  NET EARNINGS PER COMMON SHARE           $   0.18    $   0.15   $   0.09
                                          ========    ========   ========
  WEIGHTED AVERAGE SHARES OUTSTANDING        6,779       6,779      6,763
                                          ========    ========   ========
NET EARNINGS PER COMMON SHARE - DILUTED
  NET EARNINGS PER COMMON SHARE           $   0.18    $   0.15   $   0.09
                                          ========    ========   ========
  WEIGHTED AVERAGE SHARES OUTSTANDING        6,808       6,779      6,764
                                          ========    ========   ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                               RETAINED          ACCUMULATED
                                               NUMBER OF                       EARNINGS             OTHER               TOTAL
                                                 COMMON         COMMON       (ACCUMULATED       COMPREHENSIVE       SHAREHOLDERS'
                                                 SHARES         STOCK          DEFICIT)         INCOME (LOSS)          EQUITY
                                             --------------- ------------- ------------------ ------------------- ------------------
    BALANCE AT JUNE 30, 1998                       6,578        $ 10,715       $  (1,500)          $   (134)          $   9,081

    Issuance of common stock                         383             748               -                  -                 748
    Repurchase of common stock                       (13)            (18)              -                  -                 (18)
    Comprehensive income:
      Net earnings                                     -               -             575                  -                 575
      Unrealized loss on marketable
      securities, net of tax of $ -                    -               -               -                (26)                (26)
                                             --------------- ------------- ------------------ ------------------- ------------------
    Total comprehensive income (loss)                  -               -             575                (26)                549
                                             --------------- ------------- ------------------ ------------------- ------------------
    BALANCE AT JUNE 30, 1999                       6,948          11,445            (925)              (160)             10,360

    Issuance of common stock                          68              76               -                  -                  76
    Repurchase of common stock                      (237)           (369)              -                  -                (369)

    Comprehensive income:
      Net earnings                                     -               -             984                  -                 984
                                             --------------- ------------- ------------------ ------------------- ------------------
    BALANCE AT JUNE 30, 2000                       6,779        $ 11,152       $      59           $   (160)          $  11,051

    Issuance of stock options                          -              36               -                  -                  36
    Comprehensive income:
      Net earnings                                     -               -           1,229                  -               1,229
      Unrealized loss on marketable
      securities, net of tax of $5                     -               -               -                 (3)                 (3)
                                             --------------- ------------- ------------------ ------------------- ------------------
    Total comprehensive income (loss)                  -               -           1,229                 (3)              1,226
                                             --------------- ------------- ------------------ ------------------- ------------------
    BALANCE AT JUNE 30, 2001                       6,779        $ 11,188       $   1,288           $   (163)          $  12,313
                                             =============== ============= ================== =================== ==================

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED JUNE 30,
                                                                          -----------------------------------------------------
                                                                               2001              2000              1999
                                                                          ---------------- ----------------- ------------------
OPERATING ACTIVITIES
    Net earnings                                                          $       1,229    $         984     $         575
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities
    Bad debt expense                                                             11,532            3,100                 -
    Loss (gain) on disposal of assets                                               (18)              18               (36)
    Gain on liquidation of investment                                                 -           (2,105)                -
    Depreciation and amortization                                                 1,953            3,345             3,449
    Accrued rent                                                                    (72)             (48)             (235)
    Deferred income taxes                                                        (1,940)             447               494
    Changes in assets and liabilities
       Premium receivables                                                        2,036            2,973            (2,722)
       Management fee receivable                                                 (2,008)          (3,468)                -
       Other receivables                                                           (984)            (879)           (1,339)
       Refundable federal income taxes                                             (284)               -             5,453
       Prepaid expenses and other                                                  (337)             (22)               (2)
       Medical claims payable                                                     8,570           (8,565)             (194)
       Accounts payable and accrued expenses                                     (2,601)           2,780               660
       Accrued compensation and related benefits                                    333             (513)               69
       Other current liabilities                                                    539               86                28
                                                                          -------------    -------------     -------------
       Net cash provided by (used in) operating activities                       17,948           (1,867)            6,200
                                                                          -------------    -------------     -------------
INVESTING ACTIVITIES
    Purchase of marketable securities                                            (1,265)          (1,255)           (2,436)
    Proceeds from the sale of marketable securities                                 921              125             2,631
    Purchase of property and equipment                                           (3,044)          (2,478)             (682)
    Proceeds from the sale of property and equipment                                 21                3               127
    Proceeds from liquidation of investment                                           -            1,071                 -
    Issuance of surplus note                                                          -           (4,000)                -
    Proceeds from collection of note receivable                                       -            8,432             9,193
    Cash used in discontinued operation                                               -                -            (1,047)
                                                                          -------------    -------------     -------------
       Net cash provided by (used in) investing activities                       (3,367)           1,898             7,786
                                                                          -------------    -------------     -------------
FINANCING ACTIVITIES
    Payments made on debt                                                          (853)          (8,767)           (9,957)
    Repurchase of common stock                                                        -             (369)              (18)
    Issuance of common stock                                                          -               76                16
                                                                          -------------    -------------     -------------
       Net cash used in financing activities                                       (853)          (9,060)           (9,959)
                                                                          -------------    -------------     -------------
       Net increase (decrease) in cash and cash equivalents                      13,728           (9,029)            4,027
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    8,257           17,286            13,259
                                                                          -------------    -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $      21,985    $       8,257     $      17,286
                                                                          =============    =============     =============

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)


                                                                                          YEAR ENDED JUNE 30,
                                                                              ---------------------------------------------
                                                                                  2001            2000              1999
                                                                              -----------      ------------     -----------
          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
               Interest paid                                                  $       401      $        520     $     1,708
                                                                              ===========      ============     ===========
               Income taxes paid                                              $        58      $          -     $         -
                                                                              ===========      ============     ===========
          SUPPLEMENTAL DISCLOSURE OF NON-CASH
             INVESTING AND FINANCING ACTIVITIES
               Investing - Conversion of management
                 fee receivable into a surplus note                           $         -      $     3,678      $         -
               Investing - Receipt of marketable
                 securities on liquidation of investment                                -              892                -
               Investing - Issuance of note receivables
                 in connection with sale of discontinued operation                      -                -           15,750
               Financing - Conversion of current liability
                 to common stock                                                        -                -              625
              Financing - Conversion of current liability
                 to long-term debt                                                      -                -              625


See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 1 - DESCRIPTION OF BUSINESS


     BUSINESS. United American Healthcare Corporation, together with its wholly and majority owned subsidiaries (collectively, the "Company"), is a multi-state provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee and Michigan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         B. USE OF ESTIMATES. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant. The most significant estimates that are susceptible to change in the near term relate to the determination of medical claims payable.

         C. CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

         D. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2001 and 2000.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999


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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

         O. EARNINGS PER SHARE. Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

              For the fiscal years ended June 30, 2001 and June 30, 2000 the Company had outstanding stock options of 29,030 and zero common shares, respectively, having a dilutive effect on earnings per share. The Company had no outstanding stock options in the fiscal year ended June 30, 1999.

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


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In February 1994, the Company and its wholly owned subsidiary, UA-TN, entered into a long-term agreement to manage OmniCare-TN and, effective July 1994, acquired a 50% equity interest in OmniCare-TN for approximately $1.3 million in cash. Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock and 100% of the preferred stock of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $0.1 million and $10.9 million, respectively, of which $8.7 million was the conversion of OmniCare-TN debt to the Company into equity and $2.3 million was paid in cash. In July 1998 and September 2000, the Company made additional cash contributions of $0.75 million and $0.9 million, respectively, to OmniCare-TN, in exchange for additional preferred stock of OmniCare-TN.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999


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

Through the date of the commencement of liquidation, the results of these operations were included in the 1998 consolidated results of operations of the Company, which included a net loss totaling $9.3 million. In connection with the liquidation, the Company wrote off goodwill and accumulated amortization of approximately $4.5 million and $1.0 million, respectively, and recognized a loss on the liquidation of approximately $2.3 million. See Note 10 for further discussion of UltraMedix.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 4 - MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost of marketable securities as of June 30, 2001 and 2000 was as follows (in thousands):

                                                       2001                       2000
                                                  --------------              -------------
        Available for sale - Current:
         Certificates of deposit                  $        2,753              $       1,664
         Equity and other securities                          28                         53
         U.S. government obligations                           -                        595
                                                  --------------              -------------
                                                           2,781                      2,312
                                                  --------------              -------------

        Available for sale - Noncurrent:
         Money market                                        816                        772
         U.S. government obligations                       1,610                      1,776
                                                  --------------              -------------
                                                           2,426                      2,548
                                                  --------------              -------------
                                                  $        5,207              $       5,084
                                                  ==============              =============

Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $2.4 million and $2.3 million at June 30, 2001 and 2000, respectively.

NOTE 5 - CONCENTRATION OF RISK

During the years ended June 30, 2001, 2000 and 1999, approximately 71%, 71%, and 76%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. TennCare withholds 5% of the Company's monthly capitation payment. TennCare remits the monthly withheld amounts to the Company when certain informational filing requirements are met by the Company. Amounts withheld by TennCare as of June 30, 2001 and 2000 totaled approximately $0.4 million and $0.9 million, respectively. The Company recorded a receivable of approximately $1.6 million at June 30, 2000, from the TennCare program adverse selection pool.

The Company has entered into a long-term management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"). Pursuant to the management agreement, the Company provides management and consulting services to OmniCare-MI and is generally paid a percentage of revenues to manage the plan. Management fee revenues from OmniCare-MI as a percentage of the Company's total revenues were 20%, 17% and 19% for the years ended June 30, 2001, 2000 and 1999, respectively. See Note 12 for further discussion.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 6 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment at each June 30 consists of the following (in thousands):

                                                                2001      2000
                                                               -------   -------
Furniture and fixtures                                         $ 2,234   $ 2,233
Equipment                                                       11,214    10,703
Computer software                                                8,860     6,347
                                                               -------   -------
                                                                22,308    19,283
Less accumulated depreciation and amortization                  16,676    15,437
                                                               -------   -------
                                                               $ 5,632   $ 3,846
                                                               =======   =======


Intangible assets at each June 30 consists of the following (in thousands):

                                                                 2001    2000
                                                               -------   -------
Goodwill                                                       $ 6,972   $ 6,972
Less accumulated amortization                                    4,020     3,309
                                                               -------   -------
                                                               $ 2,952   $ 3,663
                                                               =======   =======


NOTE 7 - INVESTMENTS IN AND ADVANCES TO AFFILIATES

In fiscal 1998, the Company recorded full impairment losses against its investments in PhilCare Health Systems, Inc. ("PhilCare") and Advica Health Management ("Advica"). The establishment of the impairment losses was based on the Company's evaluation of the net recoverable value of such investments.

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

On November 8, 2000, XCare.net, an electronic commerce service provider for health care businesses, purchased all of Advica's common shares for an aggregate purchase of approximately $2.2 million including cash and 70,000 shares of XCare.net common stock. The Company's interest in Advica converted to less than three percent of XCare.net common shares and is deemed to be insignificant.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 8 - SURPLUS NOTES RECEIVABLE

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI, evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments are subject to approval by the State of Michigan's Office of Financial and Insurance Services ("OFIS") and shall be repaid only out of the statutory surplus earnings of OmniCare-MI. The interest rate on the $7.7 million surplus note is fixed at 8.5% per annum, while the interest rate on the $4.6 million surplus note is at the prime rate (6.75% at June 30, 2001). Interest is payable annually and if not paid annually is forfeited. Interest income of $1.1 million, $0.5 million and $0.4 million was forfeited for fiscal 2001, 2000 and 1999, respectively. The principal on the notes has no stated maturity or repayment date. The surplus notes are subordinated to all other claimants of OmniCare-MI.

On July 31, 2001, as a result of OmniCare-MI's deteriorating financial condition, the Ingham County Circuit Court of the State of Michigan granted a petition issued by OFIS to place OmniCare-MI into rehabilitation. The rehabilitation proceedings will include a plan for the payment of OmniCare-MI's obligations to creditors existing prior to July 31, 2001, and will be dependent upon OmniCare-MI's financial resources. Throughout fiscal 2001, the Company had become aware of OmniCare-MI's adverse financial condition. As a result, there existed an inability to determine the probability of collection and the amount that would be potentially realized on the surplus notes outstanding. Therefore, in the third quarter of fiscal 2001, the Company recorded an impairment loss equal to the remaining carrying value of the surplus notes receivable from OmniCare-MI, resulting in $6.9 million of bad debt expense. In fiscal 2000, the Company evaluated the net recoverable value of its surplus notes receivable from OmniCare-MI considering the estimate of OmniCare-MI's future undiscounted cash flows and statutorily derived surplus earnings and repayments conditioned on OFIS' approval. As a result of this evaluation, the Company recorded an impairment loss on the valuation of the surplus notes, resulting in bad debt expense of $3.1 million for the year ended June 30, 2000.

NOTE 9 - LONG TERM DEBT

The Company currently has a $3.4 million bank loan with Michigan National Bank, which is scheduled to merge into Standard Federal Bank FSB ("Standard Federal") effective in early October 2001. The Company and Michigan National Bank have an agreement to refinance the present loan agreement, promissory note and security agreement promptly after the completion of the bank merger, replacing the prior one-year loan, originally due September 30, 2001, with a $3.4 million term loan from Standard Federal, repayable in monthly installments of principal and interest of approximately $105,000. Michigan National Bank has waived the requirement of payment of the current loan balance at September 30, 2001, pending the expected refinancing. The proposed new term loan will have an interest rate equal to the bank's prime rate (6.75% at June 30, 2001) plus one percent per annum, and a maturity date of September 30, 2004. The new loan agreement (like the prior one) will be collateralized by a security interest in all of the Company's personal property. As a result of this agreement, principal due subsequent to June 30, 2002 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2001.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

The Company's outstanding debt at each June 30 is as follows (in thousands):

                                                                     2001                2000
                                                                 -------------       -------------
        Term loan                                                $       3,492       $       3,970
        Other                                                                -                 375
                                                                 -------------       -------------
                                                                         3,492               4,345
        Less debt payable within one year                                  890                 791
                                                                 -------------       -------------
        Long-term debt, less current portion                     $       2,602       $       3,554
                                                                 =============       =============

NOTE 10 - MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $19.8 million, $11.2 million and $19.8 million at June 30, 2001, 2000 and 1999, respectively, for unpaid claims and medical claims incurred by enrollees but not reported to the Company for payment by the health care providers as of each date. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2001, 2000 and 1999.

The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2001, 2000 and 1999 (in thousands):

                                                                         2001                 2000                 1999
                                                                     ------------        -------------        -------------
       Balance at beginning of fiscal year                           $     11,245        $      19,810        $      20,004

       Incurred losses as related to current year                          86,496               75,878               59,916
       Reserve reversal related to prior year                                (758)              (5,623)                  --
                                                                     ------------        -------------        -------------
       Total losses incurred                                               85,738               70,255               59,916

       Paid claims related to current year                                 67,845               65,437               47,442
       Paid claims related to prior year                                    9,323               13,383               12,668
                                                                     ------------        -------------        -------------
       Total paid claims                                                   77,168               78,820               60,110
                                                                     ------------        -------------        -------------
       Balance at end of fiscal year                                 $     19,815        $      11,245        $      19,810
                                                                     ============        =============        =============

Under an agreement with an insurer, 80% of inpatient medical claim costs in excess of $0.2 million up to $1.0 million per enrollee per year are paid by the insurer. The reserve reversal related to prior years of $0.8 million and $5.6 million in fiscal 2001 and 2000, respectively, was attributable to UltraMedix which ceased operations and was placed in liquidation in March 1998. At March 31, 2000, Company management concluded that the previously established medical claims liability of $6.4 million should be reduced to $0.8 million, and subsequently at March 31, 2001 concluded that such reserve should be zero.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 11 - INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):


                                                                  2001              2000             1999
                                                             -------------    --------------    -------------
       Continuing operations:
       Current expense                                       $         374    $          159    $          89
       Deferred expense (credit)                                      (238)              280              562
       Change in valuation allowance                                (1,702)              167              (69)
                                                             -------------    --------------    -------------
                                                             $      (1,566)   $          606    $         582
                                                             =============    ==============    =============

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):


                                                                     2001             2000            1999
                                                                -------------   --------------   -------------
     Income tax expense (benefit) at the statutory tax rate     $        (114)  $          540   $         393
     State and city income tax                                            237              115             148
     Utilization of AMT credit                                           (284)               -               -
     Tax-exempt interest on municipal bonds                               (13)             (14)            (37)
     Non-deductible goodwill amortization                                 242              242             258
     Utilization of NOL carryforward                                        -             (446)              -
     NOL reduction of goodwill                                              -                -             494
     Valuation allowance                                               (1,702)             167            (551)
     Other, net                                                            68                2            (123)
                                                                -------------   --------------   -------------
                                                                $      (1,566)  $          606   $         582
                                                                =============   ==============   =============

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2001. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

As of June 30, 2001, the NOLs for federal income tax purposes expire from 2011 to 2021. Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

                                                                                     2001               2000
                                                                               --------------     -------------
    Deferred tax assets
        Accrued rent                                                           $          198     $         222
        Bad debt expense                                                                1,360             3,196
        Deferred compensation                                                             236               131
        Unrealized net depreciation on marketable securities                               85                75
        Net operating loss carryforward of consolidated losses                          4,832             1,171
        Net operating loss carryforward of purchased subsidiary                         1,646             3,075
        Alternative minimum tax credit carryforward                                       403               687
        Losses in unconsolidated affiliates                                                 -               258
                                                                               --------------     -------------
    Total gross deferred tax assets                                                     8,759             8,815
        Valuation allowance                                                            (7,113)           (8,815)
                                                                               --------------     -------------
    Total gross deferred tax liabilities                                                    -                 -
                                                                               --------------     -------------
        Net deferred tax asset                                                 $        1,646     $           -
                                                                               ==============     =============


NOTE 12 - RELATED PARTY TRANSACTIONS

The Company has had a long-term management agreement with OmniCare-MI since 1985. OmniCare-MI was related to the Company via certain common officers and directors until July 31, 2001. The agreement commenced in May 1985 and expires in December 2010, is subject to review every five years and can be terminated without cause by OmniCare-MI at the time of the review or by either party with cause. The Company is required to pay certain administrative expenses associated with its activity on behalf of OmniCare-MI. All costs associated with the management of OmniCare-MI are expensed as incurred.

A court Order issued on July 31, 2001 placed OmniCare-MI in rehabilitation. Since that date, pursuant to the Order, the Company has continued to perform the management contract without interruption and no Company officers or directors are any longer OmniCare-MI officers or directors. The Company and OmniCare-MI have reached agreement on an amendment to the contract that will reduce the Company's management fee percentage from 14% to approximately 10% beginning in August 2001, will provide for adjustment from time to time to appropriately reflect the Company's future costs of performing the contract, and will continue unchanged the contract's other basic terms.

Health insurance for some of the Company's employees was provided by OmniCare-MI. The expense was approximately $1.0 million, $0.6 million and $0.4 million for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 13 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective April 1, 2001, the Company matches 50% of an employee's contribution up to 4% of the employee's salary. Prior to April 1, 2001, the Company matched 1% of

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999


compensation. Expenses related to the 401(k) plan were approximately $40,000, $26,000 and $25,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. There were no employee contributions for the years ended June 30, 2001 and 2000. Employee contributions to the ESPP were approximately $53,000 for the year ended June 30, 1999.

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company has an aggregate of 800,000 common shares reserved for issuance upon exercise of options under the 1998 Plan. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999 and May 3, 2001, nonqualified options for a total of 325,000, 26,000, 5,000, 8,000 and 50,000 common shares, respectively, were granted under the 1998 Plan. The exercise prices of the options range from $0.63 to $1.63.

Independent of any stock option plan, on May 11, 1998 the Company granted nonqualified stock options for 100,000 common shares to the Company's President and Chief Operating Officer, and reserved that number of common shares for issuance upon exercise of such options. Such options expire May 11, 2003 and were fully exercisable beginning May 11, 2000 at a price of $1.38 per share.

SFAS No. 123 prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for fiscal 2001, 2000 and 1999 would have been the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                     2001            2000           1999
                                                                 -----------      ----------      ----------
   Earnings from continuing operations:
    As reported                                                  $     1,229      $      984      $      575
    Pro forma                                                    $     1,211      $      979      $      295
   Earnings from continuing operations per share
    (Basic and Diluted):
    As reported                                                  $      0.18      $     0.15      $     0.09
    Pro forma                                                    $      0.18      $     0.15      $     0.04
                                                                 -----------      ----------      ----------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001: dividend yield of 0%; expected volatility of 104.33%; risk free interest rate of 5.35%; and expected life of 10 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

Information regarding the stock options for fiscal 2001, 2000 and 1999 follows (in thousands except share prices):


                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                         -----------------------------------------------    -----------------------------------
                                                               AVERAGE        NUMBER OF
                                          WEIGHTED            REMAINING         SHARES               WEIGHTED
                            SHARES        AVERAGE            CONTRACTUAL    EXERCISABLE AT            AVERAGE
                                       EXERCISE PRICE       LIFE AT JUNE     JUNE 30, 2001           EXERCISE
                                                              30, 2001                                 PRICE
                          ---------    --------------       ------------    --------------          -----------

Options
 outstanding at
 June 30, 1999                  455        $  1.55            7.0 years              402               $  1.56
Granted                           8           1.19            8.4 years                1                  1.19
Exercised                         -           -                -                       -                  -
Expired                           -           -                -                       -                  -
Forfeited                        (5)          1.25             -                       -                  -
                          ---------        -------          -----------            -----               -------
Options
 outstanding at
 June 30, 2000                  458        $  1.54            7.3 years              434               $  1.56
Granted                          50           0.63            9.0 years               50                  0.63
Exercised                         -           -                -                      -                   -
Expired                           -           -                -                      -                   -
Forfeited                       (13)          1.23             -                      -                   -
                          ---------        -------          -----------            -----               -------
Options
 outstanding at
 June 30, 2001                  495        $  1.46            7.7 years              484               $  1.46
                          ---------        -------          -----------            -----               -------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

Options for 305,000 common shares were available for grant at the end of fiscal 2001.

NOTE 14 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through May 2005. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense charged to operations for the years ended June 30, 2001, 2000 and 1999 totaled approximately $1.7 million, $1.6 million and $1.6 million, respectively.

Minimum future rental payments under all non-cancelable operating leases having remaining terms in excess of one year as of June 30, 2001 total $5.1 million as follows (in thousands): 2002-$1,273; 2003-$1,333; 2004-$1,306; 2005-$1,225; none thereafter.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 15 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the years ended June 30, 2001 and 2000 (in thousands, except per share data):


 ---------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED
                               ---------------------------------------------------------------
                                   JUNE 30,        MARCH 31,        DEC. 31,         SEPT. 30,          TOTAL
                               ------------     ------------    ------------      ------------    ------------
  2001
  -------------------
  Total revenues                $     33,554     $     34,019    $     33,343      $     30,808    $    131,724
  Net earnings (loss)                  4,463           (5,838)            939             1,665           1,229
  Net earnings (loss)
   per common share
    assuming dilution           $       0.65     $      (0.86)   $       0.14      $       0.25    $       0.18

  2000
  -------------------
  Total revenues                $     31,187     $     27,104    $     25,559      $     25,203    $    109,053
  Net earnings (loss)                 (2,391)           3,414            (346)              307             984
  Net earnings per
   common share
    assuming dilution           $      (0.35)    $       0.50    $      (0.05)     $       0.05    $       0.15
                                --------------------------------------------------------------------------------

In the quarter ended June 30, 2001, the Company made the following significant adjustments: (i) reduced the valuation allowance previously recorded against a portion net operating loss carryforwards, resulting in current and long-term deferred tax assets totaling $1.6 million

In the quarter ended June 30, 2000, the Company made the following significant adjustments: (i) recorded an increase to medical claims liability of $3.4 million; (ii) recorded a gain of $2.1 million on the recovery of its $2.1 million investment in PhilCare; and (iii) recorded additional bad debt expense of $1.6 million on the $7.7 million surplus note due from OmniCare-MI.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 16 - SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations is as follows (in thousands):

------------------------------------------------------------------------------------------------
                                   MANAGEMENT          HMOS &       CORPORATE &     CONSOLIDATED
                                  COMPANIES (1)    MANAGED PLANS    ELIMINATIONS       COMPANY
   2001                                                 (2)
================================================================================================
Revenues - external customers       $  26,394        $ 103,004       $       -        $ 129,398
Revenues - intersegment                11,731                -         (11,731)               -
Interest and other income                 571            1,862            (107)           2,326
                                    ---------        ---------       ---------        ---------
Total revenues                      $  38,696          104,866       $ (11,838)       $ 131,724
================================================================================================
Interest expense                    $     401        $       -       $       -        $     401
Bad debt expense                       11,532                -               -           11,532
Operating (losses) earnings            (4,767)           5,246            (817)            (337)
Segment assets                         30,194           29,714         (18,251)          41,657
Purchase of equipment and
  capitalized software                  3,044                -               -            3,044
Depreciation and amortization           1,242                -             711            1,953
                                    =========        =========       =========        =========
   2000
==============================
Revenues - external customers       $  18,769        $  86,174       $       -        $ 104,943
Revenues - intersegment                12,502                -         (12,502)               -
Interest and other income               3,064            1,419            (373)           4,110
                                    ---------        ---------       ---------        ---------
Total revenues                      $  34,335        $  87,593       $ (12,875)       $ 109,053
================================================================================================
Interest expense                    $     539        $       -       $       -        $     539
Bad debt expense                        3,100                -               -            3,100
Operating (losses) earnings            (2,273)           4,574            (711)           1,590
Segment assets                         28,350           13,813          (7,354)          34,809
Purchase of equipment and
  capitalized software                  2,478                -               -            2,478
Depreciation and amortization           2,634                -             711            3,345
                                       =========================================================
  1999
==============================
Revenues - external customers       $  18,148        $  73,207       $       -        $  91,355
Revenues - intersegment                 9,932                -          (9,932)               -
Interest and other income               1,516            1,197            (546)           2,167
                                    ---------        ---------       ---------        ---------
Total revenues                      $  29,596        $  74,404       $ (10,478)       $  93,522
================================================================================================
Interest expense                    $   1,708        $       -       $       -        $   1,708
Operating losses                         (976)           2,893            (760)           1,157
Segment assets                         37,238           18,553          (6,540)          49,251
Purchase of equipment and
  capitalized software                    682                -               -              682
Depreciation and amortization           2,688                -             761            3,449
================================================================================================

(1)  Management Companies: United American Healthcare Corporation (2001, 2000,
     1999), United American of Tennessee, Inc. (2001, 2000, 1999), United American of Louisiana, Inc. (1999), United American of Pennsylvania, Inc. (2000, 1999), and United American of Florida, Inc. (2001, 2000, 1999).

(2)  HMOs and Managed Plans: OmniCare Health Plan of Tennessee (2001, 2000,
     1999) and County Care (2001, 2000, 1999)

                                  EXHIBIT INDEX

   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   3.1             Restated Articles of Incorporation    Exhibit 3.1 to the Registrant's Form S-1
                   of Registrant                         Registration Statement under the
                                                         Securities Act of 1933, as amended,
                                                         declared effective on April 23, 1991
                                                         ("1991 S-1")
   3.1(a)          Certificate of Amendment to the       Exhibit 3.1(a) to 1991 S-1
                   Articles of Incorporation of
                   Registrant
   3.2             Amended and Restated Bylaws of        Exhibit 3.2 to the Registrant's 1993 Form
                   Registrant                            10-K
   4.1             Incentive and Non-Incentive Stock     Exhibit 4.1 to the Registrant's 1995 Form
                   Option Plan of Registrant effective   10-K
                   March 25, 1991, as amended
   4.2             Form of Common Share Certificate      Exhibit 4.2 to the Registrant's 1995 Form
                                                         10-K
   10.1            Employees' Retirement Plan for        Exhibit 10.1 to 1991 S-1
                   Registrant dated May 1, 1985, with
                   First Amendment thereto and Summary
                   Plan Description therefor
   10.2            Management Agreement between          Exhibit 10.2 to 1991 S-1
                   Michigan Health Maintenance
                   Organization Plans, Inc. and
                   Registrant dated March 15, 1985, as
                   amended June 12, 1985
   10.3            Management Agreement between U.A.     Exhibit 10.3 to 1991 S-1
                   Health Care Corporation and
                   Personal Physician Care, Inc. dated
                   March 18, 1987
   10.4            Amendment dated February 16, 1993     Exhibit 10.5 to the Registrant's 1995 Form
                   to Management Agreement between       10-K
                   United American Healthcare
                   Corporation and Personal Physician
                   Care, Inc. dated March 18, 1987
   10.5            Amendment dated June 16, 1994 to      Exhibit 10.4 to the Registrant's 1994 Form
                   Management Agreement between U.A.     10-K
                   Health Care Corporation and
                   Personal Physician Care, Inc. dated
                   March 18, 1987

   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   10.6            Management Agreement between          Exhibit 10.5 to Registrant's 1994 Form 10-K
                   OmniCare Health Plan, Inc. and
                   United American of Tennessee, Inc.
                   dated February 2, 1994
   10.7            Management Agreement between          Exhibit 10.6 to Registrant's 1994 Form 10-K
                   UltraMedix Health Care Systems,
                   Inc. and United American of
                   Florida, Inc. dated February 1, 1994
   10.8            Amendment dated September 4, 1995     Exhibit 10.9 to the Registrant's 1995 Form
                   to Management Agreement between       10-K
                   UltraMedix Healthcare Systems, Inc.
                   and United American of Florida,
                   Inc. dated February 1, 1995
   10.9            Amendment dated September 20, 1995    Exhibit 10.10 to Registrant's 1995 Form
                   to Management Agreement between       10-K
                   UltraMedix Health Care Systems,
                   Inc. and United American of
                   Florida, Inc. dated February 1, 1995
   10.10           Lease Agreement between 1155          Form 8-K filed August 8, 1991
                   Brewery Park Limited Partnership
                   and Registrant dated July 24, 1991,
                   effective May 1, 1992
   10.11           Amendment dated December 8, 1993 to   Exhibit 10.8 to the Registrant's 1994 Form
                   Lease agreement between 1155          10-K
                   Brewery Park Limited Partnership
                   and Registrant dated July 24, 1991
   10.12           Amendment dated April 15, 1993 to     Exhibit 10.13 to Registrant's 1995 Form
                   Lease Agreement between 1155          10-K
                   Brewery Park Limited Partnership
                   and Registrant dated July 24, 1991


   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   10.13           Lease Agreement between Baltimore     Exhibit 10.7 to the Registrant's 1993 Form
                   Center Associates Limited             10-K
                   Partnership and Corporate
                   Healthcare Financing, Inc. dated
                   August 24, 1988, as amended April
                   12, 1993, effective the later of
                   May 1, 1993 or the date premises
                   are ready for occupancy
   10.14           Amendment dated May 11, 1994          Exhibit 10.11 to the Registrant's 1994
                   (effective June 30, 1994) to Lease    Form 10-K
                   agreement between Baltimore Center
                   Associates Limited Partnership and
                   Corporate Healthcare Financing, Inc
   10.15           Lease Agreement between CLW Realty    Exhibit 10.2 to Registrant's 1994 Form 10-K
                   Asset Group, Inc., as agent for The
                   Prudential Insurance Company of
                   America and United American of
                   Florida dated May 31, 1994,
                   effective June 1, 1994
   10.16           Lease Agreement between Fleming       Exhibit 10.3 to Registrant's 1994 Form 10-K
                   Companies, Inc. and United American
                   of Tennessee dated June 30, 1994,
                   effective the date premises are
                   ready for occupancy
   10.17           Lease Agreement between               Exhibit 10.19 to Registrant's 1995 Form
                   International Business Machines       10-K
                   Corporation and Registrant dated
                   August 29, 1994
   10.18           Amended and Restated Line of Credit   Exhibit 10.20 to Registrant's 1995 Form
                   Facility Agreement between Michigan   10-K
                   National Bank and Registrant dated
                   March 14, 1995



   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   10.19           Promissory notes between Michigan     Exhibit 10.9 to the Registrant's 1993 Form
                   National Bank and Registrant dated    10-K
                   August 26, 1993
   10.20           Asset Purchase Agreement between      Form 8-K filed May 24, 1993 and Form 8-K/A
                   CHF, Inc., Healthcare Plan            filed July 21, 1993
                   Management, Inc., CHF-HPM Limited
                   Partnership, Louis J. Nicholas and
                   Keith B. Sullivan and Registrant
                   dated May 7, 1993
   10.21           Loan and Security Agreement between   Exhibit 10.18 to Registrant's 1994 Form
                   UltraMedix Health Care Systems,       10-K
                   Inc. and United American of Florida
                   dated February 1, 1994
   10.22           Amendment dated June 13, 1995 to      Exhibit 10.26 to Registrant's 1995 Form
                   the Loan and Security Agreement       10-K
                   between UltraMedix Care Systems,
                   Inc. and United American of
                   Florida, Inc. dated February 1, 1994
   10.23           Form of Stock Transfer Services       Exhibit 10.19 to Registrant's 1994 Form
                   Agreement between Huntington          10-K
                   National Bank and Registrant
   10.24           Employment Agreement between Julius   Exhibit 10.15 to 1991 S-1
                   V. Combs, M.D. and Registrant dated
                   March 15, 1991
   10.25           Employment Agreement between Ronald   Exhibit 10.16 to 1991 S-1
                   R. Dobbins and Registrant dated
                   March 15, 1991
   10.26           Employment Agreement between Louis    Exhibit 10.22 to Registrant's 1994 Form
                   J. Nicholas and Corporate             10-K
                   Healthcare Financing, Inc. dated
                   May 7, 1993

   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   10.27           First Amendment to                   Form 10-Q for the Quarter Ended
                   Contingent Note Promissory Note       March 31, 1996, filed May 14, 1996
                   between CHF-HPM Limited Partnership
                   and the Registrant
   10.28           Acquisition of majority interest in   Form 8-K filed April 19, 1996
                   OmniCare Health Plan, Inc. of
                   Tennessee and UltraMedix Healthcare
                   Systems, Inc.
   10.29           Injured Workers' Insurance Fund       Form 10-K/A filed October 14, 1996, as
                   Contract No. IWIF 9-96 Managed Care   amended
                   Contract with Statutory Benefits
                   Management Corporation dated June
                   19, 1996
   10.30           Ernst & Young LLP Report of           Exhibit 10.30 to Registrant's 1998 Form
                   Independent Auditors as of June       10-K
                   30, 1996
   10.31           Renaissance Center Office Lease       Form 10-Q for the Quarter Ended September
                   between Renaissance Center Venture    30, 1996, filed November 13, 1996
                   and Registrant
   10.32           Purchase Agreement between            Form 10-Q for the Quarter Ended December
                   Statutory Benefits Management         31, 1996, filed February 10, 1997
                   Corporation and Spectera, Inc.
   10.33           Agreement of Purchase and Sale of     Form 10-K filed October 14, 1997
                   Stock, between CHF Acquisition,
                   Inc. and the Registrant dated
                   September 12, 1997
   10.34           Ernst & Young LLP Report of           Form 10-K filed October 14, 1997
                   Independent Auditors as of June 30,
                   1997
   10.35           Amended and Restated Business Loan    Form 10-Q for the Quarter Ended
                   Agreement between Michigan National   March 31, 1998, filed May 15, 1998
                   Bank and Registrant dated March 12,
                   1998 (effective as of February 1,
                   1998)

   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   10.36           Business Loan Agreement Addendum      Form 10-Q for the Quarter Ended
                   between Michigan National Bank and    March 31, 1998, filed May 15, 1998
                   Registrant dated March 12, 1998
                   (effective as of February 1, 1998)
   10.37           Promissory Note from Registrant to    Form 10-Q for the Quarter Ended
                   Michigan National Bank dated March    March 31, 1998, filed May 15, 1998
                   12, 1998 (effective as of February
                   1, 1998)
   10.38           Employment Agreement between          Exhibit 10.38 to Registrant's 1998
                   Gregory H. Moses, Jr. and             Form 10-K
                   Registrant dated May 11, 1998
   10.39           Amendment dated as of June 30, 1998   Exhibit 10.39 to Registrant's 1998
                   to Lease Agreement between 1155       Form 10-K
                   Brewery Park Limited Partnership
                   and Registrant dated June 24, 1991
   10.40           Termination of Lease between          Exhibit 10.40 to Registrant's 1998
                   Renaissance Holdings, Inc.            Form 10-K
                   (successor to Renaissance Center
                   Venture) and Registrant dated June
                   24, 1998
   10.41           United American Healthcare            Exhibit 10.41 to Registrant's 1998
                   Corporation 1998 Stock Option Plan    Form 10-K
   10.42           Stock Purchase Agreement among        Exhibit 10.42 to Registrant's 1998
                   Registrant, CHFA, Inc. and            Form 10-K
                   Corporate Healthcare Financing,
                   Inc. dated August 31, 1998
   10.43           Secured Promissory Note from CHFA,    Exhibit 10.43 to Registrant's 1998
                   Inc. to Registrant dated August 31,   Form 10-K
                   1998
   10.44           Unsecured Promissory Note from        Exhibit 10.44 to Registrant's 1998
                   CHFA, Inc. to Registrant dated        Form 10-K
                   August 31, 1998

   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   10.45           Guaranty Agreement of Louis J.        Exhibit 10.45 to Registrant's 1998
                   Nicholas dated August 31, 1998        Form 10-K
   10.46           Pledge Agreement between CHFA, Inc.   Exhibit 10.46 to Registrant's 1998
                   and Registrant dated August 31, 1998  Form 10-K
   10.47           Amendment of Business Loan            Exhibit 10.47 to Registrant's 1998
                   Agreement between Registrant and      Form 10-K
                   Michigan National Bank dated
                   September 1, 1998
   10.48           Promissory Note of Registrant to      Exhibit 10.48 to Registrant's 1998
                   Michigan National Bank dated          Form 10-K
                   September 1, 1998
   10.49           Pledge Agreement from Registrant to   Exhibit 10.49 to Registrant's 1998
                   Michigan National Bank dated          Form 10-K
                   September 1, 1998
   10.50           Promissory Note from Registrant to    Form 10-Q for the Quarter Ended December
                   UAH Securities Litigation Fund        31, 1998, filed February 16, 1999
                   dated December 11, 1998
   10.51           Amendment of Promissory Note and      Exhibit 10.51 to Registrant's 1999
                   Business Loan Agreement from          Form 10-K
                   Michigan National Bank dated May 6,
                   1999
   10.52           Provider Contract between Urban       Exhibit 10.52 to Registrant's 1999
                   Hospital Care Plus and Registrant     Form 10-K
                   dated April 1, 1999
   10.53           Assignment and Assumption of          Exhibit 10.53 to Registrant's 1999
                   Subleases and Security Deposits       Form 10-K
                   between International Business
                   Machines Corporation and Registrant
                   dated September 9, 1999
   10.54           Business Loan Agreement between
                   Registrant and Michigan National
                   Bank dated September 25, 2000

   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------     ------------------------------------- -------------------------------------------- --------------
   10.55           Promissory Note of Registrant to
                   Michigan National Bank dated
                   September 25, 2000
   10.56           Security Agreement between
                   Registrant and Michigan National
                   Bank dated September 25, 2000
   16.1            Concurring Letter regarding change    Form 8-K filed October 30, 1997
                   in Certifying Accountants dated
                   October 30, 1997, from Grant
                   Thornton LLP
   16.2            Concurring Letter regarding change    Form 8-K/A filed November 12, 1997
                   in Certifying Accountants dated
                   November 12, 1997, from Grant
                   Thornton LLP
   16.3            Concurring Letter regarding change    Form 8-K/A filed November 12, 1997
                   in Certifying Accountants dated
                   November 12, 1997, from Ernst &
                   Young LLP
   16.4            Concurring Letter regarding change    Form 8-K filed January 20, 1998
                   in Certifying Accountants dated
                   January 16, 1998, from Arthur
                   Andersen LLP
   21              Subsidiaries of the Registrant                                                          *
   99.1            Press Release dated January 12, 1998  Form 8-K filed January 20, 1998
   99.2            Press Release dated January 6, 2000   Form 8-K filed January 14, 2000
