Form 10-Q
period 2001-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2001-11-14
CIK 867963

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF NOVEMBER 9, 2001 WAS 6,789,128.


================================================================================
    As filed with the Securities and Exchange Commission on November 14, 2001

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I.                                                                                     PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements-
                    Condensed Consolidated Balance Sheets - September 30, 2001
                      and June 30, 2001...................................................... 1
                    Condensed Consolidated Statements of Operations - Three Months
                      Ended September 30, 2001 and 2000...................................... 2
                    Condensed Consolidated Statements of Cash Flows - Three Months
                      Ended September 30, 2001 and 2000...................................... 3
                    Notes to the Unaudited Condensed Consolidated Financial Statements....... 4

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................... 8


PART II.

         Item 1.    Legal Proceedings....................................................... 13
         Item 2.    Changes in Securities and Use of Proceeds............................... 13
         Item 3.    Defaults Upon Senior Securities......................................... 13
         Item 4.    Submission of Matters to a Vote of Security Holders..................... 13
         Item 5.    Other Information....................................................... 13
         Item 6.    Exhibits and Reports on Form 8-K........................................ 15


SIGNATURES.................................................................................. 16

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 30,         JUNE 30,
                                                                                     2001               2001
                                                                              ---------------------------------
  ASSETS                                                                          (Unaudited)
  Current assets
     Cash and cash equivalents                                                  $  25,054             $ 21,985
     Marketable securities                                                          3,833                2,781
     Premium receivables                                                              566                  436
     Other receivables                                                              1,938                2,289
     Refundable income taxes                                                          284                  284
     Prepaid expenses and other                                                       508                  649
     Deferred income taxes                                                            980                1,360
                                                                              ---------------------------------
       Total current assets                                                        33,163               29,784

  Property and equipment, net                                                       5,465                 5,632
  Intangible assets, net                                                            2,952                 2,952
  Marketable securities                                                             2,441                 2,426
  Deferred income taxes                                                               286                   286
  Other assets                                                                        627                   577
                                                                              ---------------------------------
                                                                                $  44,934             $  41,657
                                                                              =================================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Current portion of long-term debt                                           $   1,042             $     890
    Medical claims payable                                                         22,503                19,815
    Accounts payable and accrued expenses                                           1,331                 3,138
    Accrued compensation and related benefits                                       1,307                 1,093
    Other current liabilities                                                       1,428                 1,226
                                                                              ---------------------------------
       Total current liabilities                                                   27,611                26,162

  Long-term debt, less current portion                                              2,332                 2,602
  Accrued rent                                                                        561                   580

  Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                           -                     -
    Common stock, no par, 15,000,000 shares authorized; 6,779,128 issued
       and outstanding at September 30, 2001 and June 30, 2001                     11,188                11,188
    Retained earnings                                                               3,405                 1,288
    Accumulated other comprehensive loss, net of income taxes                        (163)                 (163)
                                                                              ---------------------------------
                                                                                   14,430                12,313
                                                                              ---------------------------------
                                                                                $  44,934             $  41,657
                                                                              =================================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               2001          2000
                                                                                            ----------------------------
REVENUES
  Medical premiums                                                                          $    35,513     $ 23,998
  Management fees from related party                                                              5,654        6,386
  Interest and other income                                                                         410          424
                                                                                            ----------------------------
       Total revenues                                                                            41,577       30,808

EXPENSES
  Medical services                                                                               30,350       20,535
  Marketing, general and administrative                                                           8,048        7,596
  Depreciation and amortization                                                                     553          481
  Interest expense                                                                                   66          111
                                                                                            ----------------------------
       Total expenses                                                                            39,017       28,723
                                                                                            ----------------------------
Earnings before income taxes                                                                      2,560        2,085
Income tax expense                                                                                  441          420
                                                                                            ----------------------------
      NET EARNINGS                                                                          $     2,119     $  1,665
                                                                                            ============================

NET EARNINGS PER COMMON SHARE - BASIC
  Net earnings per common share                                                             $      0.31     $   0.25
                                                                                            ============================
  Weighted average shares outstanding                                                             6,779        6,779
                                                                                            ============================
NET EARNINGS PER COMMON SHARE - DILUTED
  Net earnings per common share                                                             $      0.31     $   0.25
                                                                                            ============================
  Weighted average shares outstanding                                                             6,807        6,779
                                                                                            ============================



See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           2001              2000
                                                                                     ---------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net earnings                                                                  $       2,119        $    1,665
       Adjustments to reconcile net earnings to net cash provided by operating activities
          Loss on disposal of assets                                                             -                 4
          Depreciation and amortization                                                        553               481
          Accrued rent                                                                         (19)              (12)
          Deferred income taxes                                                                380                 -
          Changes in assets and liabilities                                                  1,607             1,359
                                                                                     ---------------------------------
               Net cash provided by operating activities                                     4,640             3,497

    CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of marketable securities                                                    (1,067)           (1,038)
       Purchase of property and equipment                                                     (386)             (307)
                                                                                     ---------------------------------
               Net cash used in investing activities                                        (1,453)           (1,345)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Payments made on long-term debt                                                        (118)             (128)
                                                                                     ---------------------------------
               Net cash used in financing activities                                          (118)             (128)
                                                                                     ---------------------------------
    NET INCREASE IN CASH AND CASH EQUIVALENTS                                                3,068             2,024
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        21,985             8,257
                                                                                     ---------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      25,054        $   10,281
                                                                                     =================================

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                                 $          46        $      111
                                                                                     =================================

       Income taxes paid                                                             $         110        $       33
                                                                                     =================================



See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2002. Audited June 30, 2001 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

There were no differences between net earnings and comprehensive income for the three month periods ended September 30, 2001 and 2000.

The components of accumulated other comprehensive loss, included in shareholders' equity at September 30, 2001 and June 30, 2001, include net unrealized holding losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 2001 AND 2000


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In September 2000, the Company purchased $0.9 million of preferred stock of OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a managed care organization 75% owned by the Company's wholly owned subsidiary, to enable OmniCare-TN to meet minimum statutory requirements for net worth.

NOTE 4 - LONG TERM DEBT

The Company currently has a $3.4 million bank loan with Standard Federal Bank N.A. ("Standard Federal"), into which the Company's original lender, Michigan National Bank, merged effective in early October 2001. The Company and Standard Federal have an agreement to refinance the present loan agreement, promissory note and security agreement soon, replacing the prior one-year loan, originally due September 30, 2001, with a $3.4 million three-year term loan from Standard Federal, repayable in monthly installments of principal and interest of approximately $105,000. Standard Federal has waived the requirement of payment of the current loan balance, pending the expected refinancing. The proposed new term loan will have an interest rate equal to the bank's prime rate (6.00% at September 30, 2001) plus one percent per annum, and a maturity date of September 30, 2004. The new loan agreement (like the prior one) will be collateralized by a security interest in all of the Company's personal property. As a result of this agreement, principal due subsequent to June 30, 2002 and September 30, 2002 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2001 and September 30, 2001, respectively.

NOTE 5 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic, except that the denominator also includes shares issuable upon assumed exercise of stock options.

For the quarters ended September 30, 2001 and September 30, 2000 the Company had outstanding stock options for 29,030 and zero common shares, respectively, having a dilutive effect on earnings per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 2001 AND 2000


NOTE 6 - RECENTLY ENACTED PROCOUNCEMENT

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill amortization was not recorded for the quarter ended September 30, 2001. Amortization expense of approximately $0.2 million, or $0.03 per share, was recorded for the quarter ended September 30, 2000.

NOTE 7 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three months ended September 30, 2001 and 2000, is as follows (in thousands):


-------------------------------------------------------------------------------------------------------------------
                                           Management           HMOs &
                                           Companies       Managed Plans         Corporate &        Consolidated
      SEPTEMBER 30, 2001                      (1)               (2)              Eliminations         Company
-------------------------------------------------------------------------------------------------------------------
Revenues - external customers          $       5,654     $       35,513       $            -    $         41,167
Revenues - intersegment                        3,345                  -               (3,345)                  -
Interest and other income                         23                387                    -                 410
                                       ----------------------------------------------------------------------------
Total revenues                         $       9,022     $       35,900       $       (3,345)   $         41,577
===================================================================================================================
Interest expense                       $          66     $            -       $            -    $             66
Operating earnings                             1,144              1,416                    -               2,560
Segment assets                                32,597             32,477              (20,140)             44,934
Purchase of equipment                            386                  -                    -                 386
Depreciation and amortization                    553                  -                    -                 553
-------------------------------------------------------------------------------------------------------------------
      SEPTEMBER 30, 2000
--------------------------------------
Revenues - external customers          $       6,386     $       23,998       $            -    $         30,384
Revenues - intersegment                        2,822                  -               (2,822)                  -
Interest and other income                        226                240                  (42)                424
                                       ----------------------------------------------------------------------------
Total revenues                         $       9,434     $       24,238       $       (2,864)   $         30,808
===================================================================================================================
Interest expense                       $         111     $            -       $            -    $            111
Operating earnings (loss)                      1,851                412                 (178)              2,085
Segment assets                                30,497             16,704                    -              38,442
Purchase of equipment                            307                  -                    -                 307
Depreciation and amortization                    303                  -                  178                 481
-------------------------------------------------------------------------------------------------------------------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           SEPTEMBER 30, 2001 AND 2000


(1) Management Companies: United American Healthcare Corporation and United American of Tennessee.

(2) HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee and County Care.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee and Michigan, with a targeted mix of Medicaid and commercial enrollment. The Company also had a contract through September 30, 2001 ("County Care") to arrange for the delivery of healthcare services on a capitated basis to certain enrollees residing in Wayne County, Michigan who lack access to private or employer sponsored health insurance or to another government health plan. As of September 30, 2001 there were approximately 185,000 enrollees in the managed care organizations owned or operated by the Company.

Total revenues increased $10.8 million (35%), to $41.6 million for the quarter ended September 30, 2001 compared to $30.8 million for the quarter ended September 30, 2000, principally as the result of increased membership.

Total expenses increased $10.3 million (36%), to $39.0 million for the quarter ended September 30, 2001 compared to $28.7 million to the quarter ended September 30, 2000, principally medical services expenses from increased membership. The overall medical loss ratio ("MLR," as defined below) of 85.5% was consistent for each such quarter.

Earnings before income taxes were $2.6 million for the quarter ended September 30, 2001, a $0.5 million increase (23%) from $2.1 million for the quarter ended September 30, 2000. Net earnings were $2.1 million, or $0.31 per share, for the quarter ended September 30, 2001 compared to $1.7 million, or $0.25 per share, for the quarter ended September 30, 2000. The increase in net earnings of $0.4 million, or $0.06 per share, was principally due to the additional revenue generated from operations.

              FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

Medical premium revenues were $35.5 million in the three months ended September 30, 2001, an increase of $11.5 million (48%) from $24.0 million in the three months ended September 30, 2000. The increase came from OmniCare Health Plan, Inc. of Tennessee ("OmniCare-TN") a managed care organization owned 75% by the Company. Effective July 1, 2001, OmniCare-TN received approval from the State of Tennessee's Bureau of TennCare ("TennCare"), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, to expand its service area to western Tennessee and withdraw from Davidson County (which includes the city of Nashville). The added membership accounted for approximately $12.4 million (52%) of the increased medical premium revenues, offset by a blended rate reduction of $0.9 million (4%), attributable to lower rates for a less acute population in the new service area for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000.

The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 76,300 for the three months ended September 30, 2001 compared to 47,700 for the three months ended September 30, 2000 -- was $144 for the three months ended September 30, 2001, compared to $152 for the three months ended September 30, 2000, a decrease of $8 (5%).

Premium revenues from the County Care contract in Wayne County, Michigan totaled $2.5 million for the three-month period ended September 30, 2001 and $2.3 million for the three-month period ended September 30, 2000. From its inception, this contract has not generated significant net earnings and, at the Company's election, the County Care contract expired on September 30, 2001.

Management fees were $5.7 million in the three months ended September 30, 2001, a decrease of $0.7 million (11%) from fees of $6.4 million in the three months ended September 30, 2000. The health maintenance organization managed (but not owned) by the Company in Michigan is OmniCare Health Plan of Michigan ("OmniCare-MI"). As a result of the court order that placed OmniCare-MI in rehabilitation on July 31, 2001, the Company and OmniCare-MI have reached an agreement on an amendment to the management contract which Company management expects will reduce the Company's management fee percentage from 14% (through July 2001) to approximately 10% beginning in August 2001 and will provide for adjustment from time to time to appropriately reflect the Company's future costs of performing the contract. Because the fiscal quarter ended September 30, 2001 included one month (July 2001) at the pre-reduction 14% management fee percentages, future fiscal quarters will to that extent not be comparable with such quarter.

Medical services expenses were $30.4 million in the three months ended September 30, 2001, an increase of $9.9 million (48%) from medical services expenses of $20.5 million in the three months ended September 30, 2000. The percentage of medical services expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 85% for each of the three month periods ended September 30, 2001 and September 30, 2000 for OmniCare-TN. Effective July 1, 2000 the new contract with TennCare provides for a minimum of 85% of capitated revenue to be paid to medical services providers.

Medical services expenses for County Care were $2.2 million for the three-month period ended September 30, 2001 and $2.0 million for the three-month period ended September 30, 2000. The MLR for County Care was 88% for each period.

Marketing, general and administrative expenses increased approximately $0.4 million (5%), to $8.0 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. The increase was principally due to increased volume for outsourced medical claims processing at OmniCare-TN.

Depreciation and amortization expense increased $0.1 million (15%), to $0.6 million for the three months ended September 30, 2001 from $0.5 million for the three months ended September 30, 2000.

Interest expense decreased $0.04 million (40%), to $0.06 million for the three months ended September 30, 2001 from $0.1 million for the three months ended September 30, 2000, due to debt reduction and decreases in the prime rate.

The Company recognized earnings before income taxes of $2.6 million for the three months ended September 30, 2001, compared to earnings before income taxes of $2.1 million for the three months ended September 30, 2000. Net earnings were $2.1 million, or $0.31 per share, for the three months ended September 30, 2001, compared to net earnings of $1.7 million, or $0.25 per share, for the three months ended September 30, 2000, an increase of $0.4 million, or $0.06 per share.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had (i) cash and cash equivalents and short-term marketable securities of $28.9 million, compared to $24.8 million at June 30, 2001; (ii) positive working capital of $5.6 million, compared to $3.6 million at June 30, 2001; and (iii) a current assets-to-current liabilities ratio of 1.2-to-1, compared to 1.14-to-1 at June 30, 2001. The principal source of funds for the Company during the three months ended September 30, 2001 was $4.6 million provided from net operating activities. The principal uses of funds for the period were $1.1 million to purchase marketable securities, $0.4 million for capital expenditures and $0.1 million for debt repayment. Positive cash flow was $3.1 million compared to $2.0 million for the comparable quarter a year earlier.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The contract provided for an approximate 4.5% increase in average premiums at July 1, 2000 and a further 4% increase at July 1, 2001 with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. Primarily as a result of such expansion, as of September 1, 2001 OmniCare-TN's total enrollment was approximately 77,000 members, an increase of approximately 40% from June 30, 2001. Additionally, a significant competitor of OmniCare-TN ceased doing business in October 2001, and TennCare has given that plan's members 90 days beginning November 1, 2001 to choose another health plan in their region if they do not want to be members of a certain TennCare plan. As a result, management anticipates that OmniCare-TN might receive new members by February 2002, thus increasing revenues. There can be no assurance, however, whether or how many members of such former competitor will join OmniCare-TN in that period.

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

As a Michigan HMO, OmniCare-MI is subject to oversight by the Commissioner of the Office of Financial & Insurance Services of the State of Michigan (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner to serve as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to reform or revitalize OmniCare-MI by any means so as to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to the Order, the Rehabilitator's appointed special deputy, Bobby Jones (the "Special Deputy Rehabilitator"), who served some years ago as the Senior Vice President of OmniCare-MI, is now acting as the Chief Executive Officer of OmniCare-MI.

The Order expressly requires the Company to continue performing all services under its management agreement with OmniCare-MI until further order of the court, "as the continuation of these services is essential to the continuation of health care service to over 100,000 subscribers." The Company has continued to perform the management agreement without interruption and has been paid in full its 14% management fee pursuant to the agreement for July 2001. Meanwhile, the Company and the Special Deputy Rehabilitator have negotiated and reached agreement on an amendment to the management agreement, which is expected to be in final written form, signed and effective soon after the date of this 10-Q quarterly report. The already mutually agreed upon amendment reduced the Company's management fee percentage from 14% to approximately 10% beginning in August 2001 and provides for reevaluation and adjustment from time to time to appropriately reflect the Company's actual costs of performing the management agreement.

The Company currently has a $3.4 million bank loan with Standard Federal Bank N.A. ("Standard Federal"), into which the Company's original lender, Michigan National Bank, merged effective in early October 2001. The Company and Standard Federal have an agreement to refinance the present loan agreement, promissory note and security agreement soon, replacing the prior one-year loan, originally due September 30, 2001, with a $3.4 million three-year term loan from Standard Federal, repayable in monthly installments of principal and interest of approximately $105,000. Standard Federal has waived the requirement of payment of the current loan balance, pending the expected refinancing. The proposed new term loan will have an interest rate equal to the bank's prime rate (6.00% at September 30, 2001) plus one percent per annum, and a maturity date of September 30, 2004. The new loan agreement (like the prior one) will be collateralized by a security interest in all of the Company's personal property. As a result of this agreement, principal due subsequent to June 30, 2002 and September 30, 2002 is classified as long-term debt in the "Consolidated Balance Sheets" at June 30, 2001 and September 30, 2001, respectively.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, including the rehabilitation of OmniCare-MI and the ability of the Company to control administrative costs related to managing OmniCare-MI and medical costs related to the TennCare program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.

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



                                                     UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  November 14, 2001                            By: /s/ Gregory H. Moses, Jr.
                                                        -----------------------------------------
                                                          Gregory H. Moses, Jr.
                                                          President & Chief Executive Officer

Dated:  November 14, 2001                            By: /s/ William E. Jackson, II
                                                        -----------------------------------------
                                                          William E. Jackson, II
                                                          Chief Financial Officer & Treasurer