Form 10-Q
period 2001-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2002-02-14
CIK 867963

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2001
Commission File Number: 000-18839

United American Healthcare Corporation
(Exact Name of Registrant as Specified in Charter)

Michigan (State or other jurisdiction of	38-2526913 (I.R.S. Employer Identification No.)
incorporation or organization)

1155 Brewery Park Boulevard, Suite 200
Detroit, Michigan 48207
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (313) 393-0200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes            No

The number of outstanding shares of Registrant’s common stock as of February 10, 2001 was 6,839,128.

As filed with the Securities and Exchange Commission on February 14, 2002

United American Healthcare Corporation

Form 10-Q

Part I.

Item 1. Unaudited Condensed Consolidated Financial Statements

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2001	2001

Assets	(Unaudited)
Current assets
Cash and cash equivalents	$20,483	$21,985
Marketable securities	4,681	2,781
Premium receivables	1,155	436
Other receivables	1,724	2,289
Refundable income taxes	284	284
Prepaid expenses and other	581	649
Deferred income taxes	659	1,360

Total current assets	29,567	29,784
Property and equipment, net	5,244	5,632
Intangible assets, net	2,952	2,952
Marketable securities	1,810	2,426
Deferred income taxes	286	286
Other assets	633	577

	$40,492	$41,657

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$991	$890
Medical claims payable	16,857	19,815
Accounts payable and accrued expenses	1,834	3,138
Accrued compensation and related benefits	822	1,093
Other current liabilities	1,251	1,226

Total current liabilities	21,755	26,162
Long-term debt, less current portion	2,313	2,602
Accrued rent	542	580
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 6,839,128 and 6,779,128 shares issued and outstanding at December 31, 2001 and June 30, 2001, respectively	11,439	11,188
Retained earnings	4,440	1,288
Accumulated other comprehensive income (loss), net of income taxes	3	(163)

	15,882	12,313

	$40,492	$41,657

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues
Medical premiums	$33,532	$26,184	$69,045	$50,182
Management fees	4,963	6,525	10,617	12,911
Interest and other income	183	634	593	1,058

Total revenues	38,678	33,343	80,255	64,151
Expenses
Medical services	28,418	21,744	58,768	42,279
Marketing, general and administrative	8,228	8,682	16,276	16,278
Depreciation and amortization	560	488	1,113	969
Interest expense	58	113	124	224
Bad debt expense	—	1,000	—	1,000

Total expenses	37,264	32,027	76,281	60,750

Earnings before income taxes	1,414	1,316	3,974	3,401
Income tax expense	381	377	822	797

Net earnings	$1,033	939	3,152	2,604

Net earnings per common share — basic
Net earnings per common share	$0.15	$0.14	$0.46	$0.38

Weighted average shares outstanding	6,800	6,779	6,789	6,779

Net earnings per common share — diluted
Net earnings per common share	$0.15	$0.14	$0.46	$0.38

Weighted average shares outstanding	7,084	6,779	6,946	6,779

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six months ended
	December 31,

	2001	2000

Cash flows from operating activities
Net earnings	$3,152	$2,604
Adjustments to reconcile net earnings to net cash provided by operating activities
(Gain) loss on disposal of assets	3	(17)
Realized loss on investment	166	—
Depreciation and amortization	1,113	969
Bad debt expense	—	1,000
Accrued rent	(38)	(24)
Deferred income taxes	701	—
Net changes in assets and liabilities	(4,520)	7,703

Net cash provided by operating activities	577	12,235
Cash flows from investing activities
Purchase of marketable securities	(1,331)	(1,175)
Proceeds from sale of marketable securities	—	496
Proceeds from the sale of property and equipment	—	21
Purchase of property and equipment	(648)	(988)

Net cash used in investing activities	(1,979)	(1,646)
Cash flows from financing activities
Payments made on long-term debt	(188)	(356)
Issuance of common stock	88	—

Net cash used in financing activities	(100)	(356)

Net increase (decrease) in cash and cash equivalents	(1,502)	10,233
Cash and cash equivalents at beginning of period	21,985	8,257

Cash and cash equivalents at end of period	$20,483	$18,490

Supplemental disclosure of cash flow information
Interest paid	$124	$224

Income taxes paid	$110	$33

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 — BASIS OF PREPARATION

The accompanying condensed consolidated financial statements include the accounts of United American Healthcare Corporation and all of its majority-owned subsidiaries, together referred to as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month and six-month periods ended December 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2002. Audited June 30, 2001 financial statements, with accompanying footnotes, can be found in the Company’s most recent annual report on Form 10-K.

NOTE 2 — COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Net earnings	$1,033	$939	$3,152	$2,604
Realized holding gains, net of deferred federal income taxes	166	—	166	—

Comprehensive income	$1,199	$939	$3,313	$2,604

The components of accumulated other comprehensive income, included in shareholders’ equity at December 31, 2001 and June 30, 2001, include net unrealized holding gains and losses, net of deferred federal income taxes.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements-Continued
December 31, 2001 and 2000

NOTE 3 — ACQUISITIONS AND DISPOSITIONS

In September 2000, the Company purchased $0.9 million of preferred stock of OmniCare Health Plan, Inc., in Tennessee (“OmniCare-TN”), a managed care organization 75% owned by the Company’s wholly-owned subsidiary, to enable OmniCare-TN to meet minimum statutory requirements for net worth.

NOTE 4 — LONG TERM DEBT

On November 29, 2001, the Company amended its loan agreement, promissory note and security agreement with its bank lender. The amended loan agreement is a three-year term loan with monthly installments of principal and interest of approximately $103,000. The term loan has an interest rate equal to the bank’s prime rate (4.75% at December 31, 2001) plus one percent per annum. The effective date of the amended term loan is September 30, 2001 and it matures September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company’s personal property.

The Company’s outstanding debt is as follows (in thousands):

	December 31,	June 30,
	2001	2001

Term loan	$3,304	$3,492
Less debt payable within one year	991	890

Long-term debt, less current portion	$2,313	$2,602

NOTE 5 — NET EARNINGS PER COMMON SHARE

Basic net earnings per share has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic, except that the denominator also includes shares issuable upon assumed exercise of stock options.

For the three and six month periods ended December 31, 2001 the Company had outstanding stock options for 284,000 and 157,000 common shares, respectively, having a dilutive effect on earnings per share.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements-Continued
December 31, 2001 and 2000

NOTE 6 — RECENTLY ENACTED PRONOUNCEMENT

Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill amortization was not recorded for the three and six-month periods ended December 31, 2001. Amortization expense of approximately $0.2 million or $0.03 per share was recorded for the quarter ended December 30, 2000, and of approximately $0.4 million or $0.05 per share was recorded for the six months ended December 31, 2000.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements-Continued
December 31, 2001 and 2000

NOTE 7 — UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations as of and for the six months ended December 31, 2001 and 2000 is as follows (in thousands):

	Management	HMOs &
	Companies	Managed Plans	Corporate &	Consolidated
December 31, 2001	(1)	(2)	Eliminations	Company

Revenues — external customers	$10,617	$69,045	$—	$79,662
Revenues — intersegment	7,144	—	(7,144)	—
Interest and other income (loss)	(118)	711	—	593

Total revenues	$17,643	$69,756	$(7,144)	$80,255

Interest expense	$124	$—	$—	$124
Earnings before income taxes	1,613	2,361	—	3,974
Segment assets	37,784	27,889	(25,181)	40,492
Purchase of equipment	648	—	—	648
Depreciation and amortization	1,113	—	—	1,113

	Management	HMOs &
	Companies	Managed Plans	Corporate &	Consolidated
December 31, 2000	(1)	(2)	Eliminations	Company

Revenues — external customers	$12,911	$50,182	$—	$63,093
Revenues — intersegment	5,673	—	(5,673)	—
Interest and other income	297	761	—	1,058

Total revenues	$18,881	$50,943	$(5,673)	$64,151

Interest expense	$224	$—	$—	$224
Earnings (loss) before income taxes	1,806	1,950	(355)	3,401
Segment assets	33,331	24,506	(11,653)	46,184
Purchase of equipment	988	—	—	988
Depreciation and amortization	614	—	355	969

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)	HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee and County Care (through September 30, 2001).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee and Michigan, with a targeted mix of Medicaid and commercial enrollment. The Company also had a contract through September 30, 2001 (“County Care”) to arrange for the delivery of healthcare services on a capitated basis to certain enrollees residing in Wayne County, Michigan who lacked access to private or employer sponsored health insurance or to another government health plan. As of December 31, 2001 there were approximately 170,000 enrollees in the managed care organizations owned or operated by the Company, compared to 160,000 enrollees as of December 31, 2000.

Total revenues increased $5.3 million (16%) to $38.7 million for the quarter ended December 31, 2001 compared to $33.4 million for the quarter ended December 31, 2000, and increased $16.1 million (26%) to $80.3 million for the six months ended December 31, 2001 compared to $64.2 million for the six months ended December 31, 2000. The increases were primarily the result of new membership, offset by a decrease in management fees as a result of an amendment to the Company’s management agreement with OmniCare Health Plan of Michigan (“OmniCare-MI”)

Total expenses increased $5.3 million (17%) to $37.3 million for the quarter ended December 31, 2001 compared to $32.0 million for the quarter ended December 31, 2000, and increased $15.5 million (26%) to $76.3 million for the six months ended December 31, 2001 from $60.8 million for the six months ended December 31, 2000. The increases were principally in medical services expenses from an increase in membership.

Earnings before income taxes were $1.4 million and $1.3 million for the quarters ended December 31, 2001 and 2000, respectively. Net earnings were $1.0 million, or $0.15 per share, for the quarter ended December 31, 2001 compared to a net earnings of $0.9 million, or $0.14 per share, for the quarter ended December 31, 2000.

The Company recognized earnings before income taxes of $4.0 million for the six months ended December 31, 2001 and net earnings of $3.2 million, or $0.46 per share, for that period. For the six months ended December 31, 2000, earnings before income taxes were $3.4 million and net earnings were $2.6 million, or $0.38 per share. Such increase in net earnings of $0.4 million, or $0.06 per share, is principally due to increased membership.

For Three Months Ended December 31, 2001 Compared to
Three Months Ended December 31, 2000

Medical premium revenues were $33.5 million in the three months ended December 31, 2001, an increase of $7.3 million (28%) from $26.2 million in the three months ended December 31, 2000. The increase was generated from OmniCare Health Plan, Inc. in Tennessee (“OmniCare-TN”), a managed care organization owned 75% by the Company. Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee’s Bureau of TennCare (“TennCare”), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients.

The OmniCare-TN per member per month (“PMPM”) premium rate, excluding adverse selection reimbursement — based on an average membership of 78,700 for the three months ended December 31, 2001 compared to 50,300 for the three months ended December 31, 2000 — was $143 for the three months ended December 31, 2001, compared to $153 for the three months ended December 31, 2000, an decrease of $10 (7%). The decrease in the PMPM revenue rate is attributed to a change in the mix of membership.

Premium revenues from the contract in Wayne County, Michigan (“County Care”) totaled $2.4 million for the three-month period ended December 31, 2000. From its inception, this contract had not generated significant net earnings and, at the Company’s election, the County Care contract expired on September 30, 2001.

Management fees from the OmniCare-MI management agreement were $5.0 million in the three months ended December 31, 2001, a decrease of $1.5 million (24%) from fees of $6.5 million in the three months ended December 31, 2000. The management agreement was amended effective August 1, 2001. See ‘Liquidity and Capital Resources’ below for further discussion.

Medical services expenses for OmniCare-TN were $28.4 million in the three months ended December 31, 2001, an increase of $8.7 million (44%) from medical services expenses of $19.7 million in the three months ended December 31, 2000. The percentage of medical services expenses to medical premium revenues — the medical loss ratio (“MLR”) — was 85% for each of the three-month periods ended December 31, 2001 and 2000 for OmniCare-TN. Effective July 1, 2000 the new contract with TennCare has required that a minimum of 85% of capitated revenue be paid to medical services providers.

Medical services expenses for County Care were $2.2 million for the three-month period ended December 31, 2000. The MLR for County Care was 88% for that period.

Marketing, general and administrative expenses decreased approximately $0.5 million (6%), to $8.2 million for the three months ended December 31, 2001 from $8.7 million for the three months ended December 31, 2000. The decrease is principally due to reduced labor costs and advertising expenses, offset by the outsourcing of claims processing at OmniCare-TN since February 2001.

Depreciation and amortization expense increased $0.1 million (20%), to $0.6 million for the three months ended December 31, 2001 from $0.5 million for the three months ended December 31, 2000. Additional depreciation on new equipment was offset by the elimination of goodwill amortization.

Bad debt expense for the three months ended December 31, 2000 was $1.0 million as the result of a valuation allowance recorded against amounts owed from OmniCare-MI.

Principally as the result of increased membership, the Company recognized earnings before income taxes of $1.4 million and $1.3 million for the three-month periods ended December 31, 2001 and 2000, respectively. Net earnings were $1.0 million, or $0.15 per share, for the three months ended December 31, 2001, compared to net earnings of $0.9 million, or $0.14 per share, for the three months ended December 31, 2000.

For Six Months Ended December 31, 2001 Compared to
Six Months Ended December 31, 2000

Total revenues increased $16.1 million (25%), from $64.2 million for the six months ended December 31, 2000 to $80.3 million for the six months ended December 31, 2001.

Medical premium revenues were $69.0 million for the six months ended December 31, 2001, an increase of $18.8 million (38%) from medical premium revenues of $50.2 million for the six months ended December 31, 2000. Medical premiums for OmniCare-TN increased $23.7 million (48%), from $44.9 million for the six months ended December 31, 2000 to $66.6 million for the six months ended December 31, 2001. Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. $24.5 million of the increase is attributed to 171,000 additional member months in the six-month period ended December 31, 2001 compared to the six-month period ended December 31, 2000, offset by a $2.5 million rate reduction.

The OmniCare-TN PMPM premium rate, excluding adverse selection reimbursement — based on an average membership of 77,500 for the six months ended December 31, 2001 compared to 49,000 for the six months ended December 31, 2000 — was $143 for the six months ended December 31, 2001, compared to $153 for the six months ended December 31, 2000, a decrease of $10 (7%). The decrease in the PMPM revenue rate is attributed to a change in the mix of membership.

Premium revenues from the County Care program totaled $2.4 million and $4.8 million for the six months ended December 31, 2001 and 2000, respectively. Effective October 1, 2000, the County Care premium rates increased approximately 7%. From its inception, this contract has not generated significant net earnings and, at the Company’s election, the County Care contract expired on September 30, 2001.

Management fees were $10.6 million for the six months ended December 31, 2001, a decrease of $2.3 million (18%) from fees of $12.9 million for the six months ended December 31, 2000. The management agreement with OmniCare Health Plan of Michigan (“OmniCare-MI”) was amended effective August 1, 2001. See “Liquidity and Capital Resources” below for further discussion.

Total expenses were $76.3 million for the six months ended December 31, 2001, compared to $60.8 million for the six months ended December 31, 2000, an increase of $15.5 million (26%).

Medical services expenses for OmniCare-TN increased $18.5 million (49%), from $38.1 million for the six months ended December 31, 2000 to $56.6 million for the six months ended December 31, 2001. The percentage of medical services expenses to medical premium revenues — the medical loss ratio (“MLR”) — was 85% for each of the six- month periods ended December 31, 2001 and 2000 for OmniCare-TN. Effective July 1, 2000, the new contract with TennCare has required that a minimum of 85% of capitated revenue be paid to medical services providers.

Medical services expenses for County Care were $2.2 million and $4.2 million for the six months ended December 31, 2001 and 2000, respectively. The MLR for County Care was 88% for each period. At the Company’s election, the County Care contract expired on September 30, 2001.

Marketing, general and administrative (“MG&A”) expenses were $16.3 million for each of the six month periods ended December 31, 2001 and 2000. An increase due mainly to the outsourcing of claims processing of OmniCare-TN since February 2001 was offset by lower labor costs and advertising expenses.

Depreciation and amortization expense increased $0.1 million (15%), to $1.1 million for the six months ended December 31, 2001 from $1.0 million for the six months ended December 31, 2000. Additional depreciation on new equipment was offset by the elimination of goodwill amortization.

Bad debt expense for the six months ended December 31, 2001 was $1.0 million as the result of a valuation allowance recorded against amounts owed from OmniCare-MI.

As a result of the foregoing, the Company recognized earnings before income taxes of $4.0 million for the six months ended December 31, 2001 and net earnings of $3.2 million, or $0.46 per share. For the six months ended December 31, 2000, earnings before income taxes were $3.4 million and net earnings were $2.6 million, or $0.38 per share.

Liquidity and Capital Resources

At December 31, 2001, the Company had (i) cash and cash equivalents and short-term marketable securities of $25.2 million, compared to $24.8 million at June 30, 2001; (ii) positive working capital of $7.8 million, compared to $3.6 million at June 30, 2001; and (iii) a current assets-to-current liabilities ratio of 1.36 -to-1, compared to 1.14-to-1 at June 30, 2001. The principal source of funds for the Company during the six months ended December 31, 2001 was $0.6 million provided from net operating activities. The principal uses of funds for the same six months were $1.3 million to purchase marketable securities, $0.6 million for capital expenditures and $0.2 million for debt repayment. Negative cash flow was $1.5 million compared to positive cash flow of $10.2 million for the comparable six-month period in the prior year.

The maturity date for the Company’s amended bank term loan is September 30, 2004.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee’s TennCare Program. The contract provided for an approximate 4.5% increase in average premiums at July 1, 2000 and a further 4% increase at July 1, 2001 with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. Primarily as a result of such expansion and withdrawal, as of December 31, 2001 OmniCare-TN’s total enrollment was approximately 79,000 members, an increase of approximately 44% from June 30, 2001. Additionally, a significant competitor of OmniCare-TN ceased doing business in October 2001, and TennCare gave that plan’s members 90 days beginning November 1, 2001 to choose another health plan in their region if they did not want to be members of a certain TennCare plan. As a result, TennCare has notified OmniCare-TN that it will receive approximately 40,000 new members on February 15, 2002, thus increasing revenues and expenses and, management expects, increasing net earnings.

OmniCare-TN’s application for a commercial HMO license was approved on September 7, 2001. Management believes that the receipt of the commercial license and OmniCare-TN’s efforts to expand its provider network to Shelby County (southwestern Tennessee) will enable OmniCare-TN to increase its enrollment by marketing its managed care products to the various employer groups in the new regions served. Management anticipates such increased enrollment beginning after fiscal 2002.

As a Michigan HMO, OmniCare-MI is subject to oversight by the Commissioner of the Office of Financial & Insurance Services of the State of Michigan (the “Commissioner”). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the “Order”) and appointed the Commissioner to serve as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI’s assets and business while attempting to reform or revitalize OmniCare-MI by any means so as to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to the Order, the Rehabilitator’s appointed special deputy, Bobby Jones (the “Special Deputy Rehabilitator”), who served some years ago as the Company’s Senior Vice President and Executive Director of OmniCare-MI, is now acting as the Chief Executive Officer of OmniCare-MI.

The Order expressly required the Company to continue performing all services under its management agreement with OmniCare-MI until further order of the court, and the Company has continued to perform the management agreement without interruption. The management agreement was amended on December 14, 2001, effective August 1, 2001. The amendment reduced the Company’s management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the Company’s management fee from a fixed percentage (14%) to a cost-based fee, which was equivalent to approximately 10% beginning in August 2001, subject to adjustment from time to time to appropriately reflect the Company’s actual costs of performing the management agreement.

The Company’s ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the continued stabilization of OmniCare-MI and the ability of the Company to change and expand its service areas and control medical costs related to the TennCare program. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.

Part II.

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Shareholders of the Company was held on November 30, 2001 and the following matters were voted upon: (i) to elect four directors of the Company to serve until the Annual Meeting of Shareholders in 2004; and (ii) to vote on the approval of the appointment of KPMG LLP as independent auditors of the Company for the 2002 fiscal year.

There were no management nominees for the election of directors, and the Company did not solicit any proxies for such election. Eight candidates for such election were duly nominated by shareholders from the floor at the Annual Meeting. The four candidates who received the greatest number of votes were elected. The directors so elected are Dr. Richard M. Brown, Ronald E. Hall, Sr., Peter F. Hurst, Jr. and Linda A. Watters.

The other directors of the Company whose term of office as a director continued after the Annual Meeting are William C. Brooks, Julius V. Combs, M.D., William B. Fitzgerald, Darrel W. Francis, Tom A. Goss, Pearl M. Holforty, Gregory H. Moses, Jr. and Emmett S. Moten, Jr.

At the Annual Meeting, the independent auditors, KPMG, LLP, were approved.

The voting at the Annual Meeting was as follows:

	FOR	AGAINST	ABSTAIN

Election of directors:
Dr. Richard M. Brown	837,826
Ronald E. Hall, Sr.	837,826
Peter F. Hurst, Jr.	837,826
Linda A. Watters	871,262
Dr. Harcourt G. Harris	85,051
Anita C.R. Gorham	85,051
Dr. Ronald M. Horwitz	85,051
Harold A. Montgomery	51,615
Approval of independent auditors	5,914,374	4,791	6,000

Item 5. Other Information

Cautionary Statement Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-Q report, including, without limitation, statements containing the words “believes,” “anticipates,” “will,” “could,” “may,” “might” and words of similar import constitute “forward-looking statements” within the meaning of this “safe harbor.”

Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

1.	Inability of OmniCare-MI to remain as a viable entity.

2.	Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.

3.	Discontinuation of, limitations upon, or restructuring of government-funded programs, including but not limited to the TennCare program.

4.	Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.

5.	Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.

6.	The shift of employers from insured to self-funded coverage, resulting in reduced operating margins to the Company.

7.	Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers; and failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.

8.	Termination of the OmniCare-MI management agreement.

9.	Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.

10.	Adverse publicity and media coverage.

11.	Inability to carry out marketing and sales plans.

12.	Loss or retirement of key executives.

13.	Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.

14.	The selection by employers and individuals of higher co-payment/deductible/ coinsurance plans with relatively lower premiums or margins.

15.	Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.

16.	Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.

17.	Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.

18.	Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).

19.	Adverse results from significant litigation matters.

20.	Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPPA).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(10.57)	Amendment of Business Loan Agreement with Standard Federal Bank N.A., dated November 29, 2001 and effective September 30, 2001.

	(10.58)	Amended and Restated Promissory Note to Standard Federal Bank N.A., dated November 29, 2001 and effective September 30, 2001.

	(10.59)	Amendment to Management Agreement with OmniCare Health Plan dated December 14, 2001 and effective August 1, 2001.

(b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation

Dated:	February 14, 2002	By:	/s/ Gregory H. Moses, Jr.

Gregory H. Moses, Jr.
President & Chief Executive Officer

Dated:	February 14, 2002	By:	/s/ William E. Jackson, II

William E. Jackson, II
Chief Financial Officer

Exhibit Index

Exhibit	Exhibit
Number	Description

10.57	Amendment of Business Loan Agreement with Standard Federal Bank N.A., dated November 29, 2001 and effective September 30, 2001.

10.58	Amended and Restated Promissory Note to Standard Federal Bank N.A., dated November 29, 2001 and effective September 30, 2001.

10.59	Amendment to Management Agreement with OmniCare Health Plan dated December 14, 2001 and effective August 1, 2001.