Form 10-Q
period 2002-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2002-05-15
CIK 867963

================================================================================




      As filed with the Securities and Exchange Commission on May 15, 2002




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2002
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF MAY 14, 2002 WAS 6,900,721.


================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.                                                                                      PAGE


        Item 1. Unaudited Condensed Consolidated Financial Statements-
                Condensed Consolidated Balance Sheets - March 31, 2002
                  and June 30, 2001...........................................................1
                Condensed Consolidated Statements of Operations - Three and Nine Months
                  Ended March 31, 2002 and 2001...............................................2
                Condensed Consolidated Statements of Cash Flows - Nine Months
                  Ended March 31, 2002 and 2001...............................................3
                Notes to the Unaudited Condensed Consolidated Financial Statements........... 4

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................8


PART II.

        Item 1. Legal Proceedings............................................................15
        Item 2. Changes in Securities and Use of Proceeds....................................15
        Item 3. Defaults Upon Senior Securities..............................................15
        Item 4. Submission of Matters to a Vote of Security Holders..........................15
        Item 5. Other Information............................................................15
        Item 6. Exhibits and Reports on Form 8-K.............................................17




SIGNATURES...................................................................................18

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MARCH 31,        JUNE 30,
                                                                                2002            2001
                                                                             -------------------------
 ASSETS                                                                      (Unaudited)
 Current assets
   Cash and cash equivalents                                                 $ 10,400         $ 21,985
   Marketable securities                                                       12,734            2,781
   Premium receivables                                                          1,718              436
   Other receivables                                                            2,562            2,289
   Refundable federal income tax                                                  330              284
   Prepaid expenses and other                                                     641              649
   Deferred income taxes                                                          220            1,360
                                                                             -------------------------
     Total current assets                                                      28,605           29,784

Property and equipment, net                                                     5,153            5,632
Intangible assets, net                                                          2,952            2,952
Marketable securities                                                           1,807            2,426
Deferred income taxes                                                             286              286
Other assets                                                                      630              577
                                                                             -------------------------
                                                                             $ 39,433         $ 41,657
                                                                             =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                          $    731         $    890
  Medical claims payable                                                       14,980           19,815
  Accounts payable and accrued expenses                                         1,870            3,138
  Accrued compensation and related benefits                                       911            1,093
  Other current liabilities                                                     1,979            1,226
                                                                             -------------------------
           Total current liabilities                                           20,471           26,162

Long-term debt, less current portion                                            2,313            2,602
Accrued rent                                                                      524              580
Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                        --               --
  Common stock, no par, 15,000,000 shares authorized; 6,900,721 and
     6,779,128 issued and outstanding at March 31, 2002 and June 30,
     2001, respectively                                                        11,403           11,188
  Retained earnings                                                             4,719            1,288
  Accumulated other comprehensive income (loss), net of income taxes                3             (163)
                                                                             -------------------------
                                                                               16,125           12,313
                                                                             -------------------------
                                                                             $ 39,433         $ 41,657
                                                                             =========================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        MARCH 31,               MARCH 31,
                                                    2002        2001        2002         2001
                                                 ----------------------------------------------
REVENUES
  Medical premiums                               $  42,156   $  26,349    $ 111,201   $  76,532
  Management fees                                    3,183       7,108       13,800      20,019
  Interest and other income                            523         562        1,116       1,619
                                                 ----------------------------------------------
       Total revenues                               45,862      34,019      126,117      98,170

EXPENSES
  Medical services                                  37,186      21,030       95,954      63,309
  Marketing, general and administrative              7,637       8,345       23,933      24,627
  Depreciation and amortization                        343         490        1,456       1,459
  Interest expense                                      49          94          173         318
  Bad debt expense                                      --      10,532           --      11,532
                                                 ----------------------------------------------
       Total expenses                               45,215      40,491      121,516     101,245
                                                 ----------------------------------------------
Earnings (loss) before income taxes                    647      (6,472)       4,601      (3,075)
Income tax expense (benefit)                           348        (634)       1,170         158
                                                 ----------------------------------------------
            NET EARNINGS (LOSS)                  $     299   $  (5,838)   $   3,431   $  (3,233)
                                                 ===============================================

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
  Net earnings per common share                  $    0.04   $   (0.86)   $    0.50   $   (0.48)
                                                 ===============================================
  Weighted average shares outstanding                6,854       6,779        6,811       6,779
                                                 ===============================================
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
   Net earnings per common share                 $    0.04   $   (0.86)   $    0.49   $   (0.48)
                                                 ===============================================
   Weighted average shares outstanding               7,171       6,937        7,012       6,781
                                                 ===============================================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                               2002        2001
                                                                            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                       $  3,431    $ (3,233)
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Loss (gain) on disposal of assets                                            3         (17)
      Realized loss on investment                                                166          --
      Depreciation and amortization                                            1,456       1,459
      Bad debt expense                                                            --      11,532
      Accrued rent                                                               (56)        (36)
      Stock awards                                                                50          --
      Deferred income taxes                                                    1,140          --
      Changes in assets and liabilities                                       (7,410)      5,225
                                                                            --------------------
           Net cash (used in) provided by operating activities                (1,220)     14,930

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                                         (14,757)     (1,225)
   Proceeds from sale or maturity of marketable securities                     5,611         496
   Purchase of property and equipment                                           (936)     (2,272)
   Proceeds from disposal of equipment                                            --          21
                                                                            --------------------
           Net cash (used in) provided by investing activities               (10,082)     (2,980)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                              (448)       (683)
   Issuance of common stock                                                      165          --
                                                                            --------------------
           Net cash used in financing activities                                (283)       (683)
                                                                            --------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (11,585)     11,267
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              21,985       8,257
                                                                            --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 10,400    $ 19,524
                                                                            ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                                           $    164    $    318
                                                                            ====================

    Income taxes paid                                                       $    110    $     63
                                                                            ====================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine-month period ended March 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2002. Audited June 30, 2001 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):




                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       MARCH 31,              MARCH 31,
                                                 2002       2001          2002        2001
                                               ----------------------------------------------

   Net earnings (loss)                         $   299   $  (5,838)     $ 3,431    $  (3,233)
   Realized holding gains, net of deferred
       federal income taxes                          -           -          166            -
                                               ----------------------------------------------
   Comprehensive income (loss)                 $   299   $  (5,838)     $ 3,597    $  (3,233)
                                               ==============================================

The components of accumulated other comprehensive income, included in shareholders' equity at March 31, 2002 and June 30, 2001, include net unrealized holding gains and (losses), net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2002 AND 2001


NOTE 3 - ACQUISITIONS AND DISPOSITIONS

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In September 2000, the Company purchased $0.9 million of preferred stock of OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a managed care organization 75% owned by the Company's wholly owned subsidiary, to enable OmniCare-TN to meet minimum statutory requirements for net worth.

NOTE 4 - LONG TERM DEBT

On November 29, 2001, the Company amended its loan agreement, promissory note and security agreement with its bank lender. The amended loan agreement is a three-year term loan with monthly installments of principal and interest of approximately $103,000. The term loan has an interest rate equal to the bank's prime rate (4.75% at March 31, 2002) plus one percent per annum. The effective date of the amended term loan is September 30, 2001 and it matures September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

The Company's outstanding debt is as follows (in thousands):

                                                     MARCH 31,       JUNE 30,
                                                       2002            2001
                                                  ----------------------------
          Term loan                                  $  3,044        $  3,492
          Less debt payable within one year               731             890
                                                  ----------------------------
          Long-term debt, less current portion       $  2,313        $  2,602
                                                  ============================

NOTE 5 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2002 AND 2001


NOTE 6 - MEDICAL SERVICES EXPENSES

At March 31, 2001, Company management concluded that the Company's estimated medical claims liability reserve for UltraMedix Healthcare Systems, Inc. ("UltraMedix"), a Florida HMO managed and 51%-owned by the Company's majority-owned subsidiary United American of Florida, Inc. ("UA-FL"), no longer was required, and that reserve of $0.8 million, or $0.11 per share, was reversed against medical services expenses (which excluding such reversal would have been $21.8 million and $64.1 million for the three and nine months ended March 31, 2001, respectively). UA-FL and UltraMedix had ceased operations and were placed in liquidation in March 1998.

NOTE 7 - RECENTLY ENACTED PRONOUNCEMENT

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill amortization was not recorded for the three-month and nine-month periods ended March 31, 2002. Amortization expense of approximately $0.2 million, or $0.03 per share, was recorded for the quarter ended March 31, 2001, and of approximately $0.5 million, or $0.08 per share, was recorded for the nine months ended March 31, 2001.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2002 AND 2001


NOTE 8 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine months ended March 31, 2002 and 2001, is as follows (in thousands):

                                Management   HMOs &
                                Companies    Managed     Corporate &  Consolidated
          MARCH 31, 2002           (1)       Plans (2)   Eliminations   Company
------------------------------------------------------------------------------------
Revenues - external customers   $  13,800    $ 111,201   $            $ 125,001
Revenues - intersegment            10,969           --     (10,969)          --
Interest and other income             (68)       1,184          --        1,116
                                ----------------------------------------------------
Total revenues                  $  24,701    $ 112,385   $ (10,969)   $ 126,117
====================================================================================
Interest expense                      173    $      --   $      --    $     173
Operating earnings                  2,786        1,815          --        4,601
Segment assets                     28,044       26,415     (15,026)      39,433
Purchase of equipment                 936           --          --          936
Depreciation and amortization       1,456           --          --        1,456
------------------------------------------------------------------------------------
        MARCH 31, 2001
-------------------------------
Revenues - external customers   $  20,019    $  76,532   $      --    $  96,551
Revenues - intersegment             8,802           --      (8,802)          --
Interest and other income             395        1,224          --        1,619
                                ----------------------------------------------------
Total revenues                  $  29,216    $  77,756   $  (8,802)      98,170
====================================================================================
Interest expense                $     318    $      --   $      --    $     318
Operating earnings (losses)        (6,588)       4,046        (533)      (3,075)
Segment assets                     26,962       25,227     (14,964)      37,225
Purchase of equipment               2,272           --          --        2,272
Depreciation and amortization         926           --         533        1,459
------------------------------------------------------------------------------------



(1) Management Companies: United American Healthcare Corporation and United American of Tennessee.

(2) HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee and County Care (through September 30, 2001).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

The Company provides comprehensive management and consulting services to managed care organizations, including two health maintenance organizations, OmniCare Health Plan, Inc. ("OmniCare-TN") in Tennessee and OmniCare Health Plan ("OmniCare-MI") in Michigan, with a targeted mix of Medicaid and commercial enrollment. The Company also had a contract through September 30, 2001, to arrange for the delivery of healthcare services on a capitated basis to certain enrollees residing in Wayne County, Michigan ("County Care") who lacked access to private or employer sponsored health insurance or to another government health plan. The following table shows the number of members in the managed plans serviced by the Company. OmniCare-TN's increased membership is explained under "Liquidity and Capital Resources" in this Item 2, below.

                                                        MARCH 31,
                                                -------------------------
                                                    2002         2001
                                                -------------------------
              Owned
                  OmniCare-TN*                     121,000      48,000
                  County Care                            -       8,000
              Managed
                  OmniCare-MI                       90,000      99,000
                                                -------------------------

                                       TOTAL       211,000     155,000
                                                =========================

              _______
              *75% owned by the Company.

Total revenues increased $11.9 million (35%) to $45.9 million for the quarter ended March 31, 2002, compared to $34.0 million for the quarter ended March 31, 2001, and increased $27.9 million (29%) to $126.1 million for the nine months ended March 31, 2002, compared to $98.2 million for the nine months ended March 31, 2001. The increases were principally the result of increased OmniCare-TN membership, offset by reduced management fees beginning August 1, 2002, resulting from amendments to the management contract with OmniCare-MI.

Total expenses increased $4.7 million (12%) to $45.2 million for the quarter ended March 31, 2002 compared to $40.5 million for the quarter ended March 31, 2001, and increased $20.3 million (20%) to $121.5 million for the nine months ended March 31, 2002 from $101.2 million for the nine months ended March 31, 2001. The increases were principally in medical services expenses from the increased number of members and from a portion of the added members who had higher medical costs. There was no bad debt expense for the periods in 2002. Total expenses for the prior periods included bad debt expense of $10.5 million and $11.5 million for the three months and nine months ended March 31, 2001, respectively,

Earnings before income taxes were $0.6 million for the quarter ended March 31, 2002, a $7.1 million increase from a loss of $6.5 million for the quarter ended March 31, 2001. Net earnings were $0.3 million, or $0.04 per basic and diluted share, for the quarter ended March 31, 2002, an increase of $6.1 million, or $0.90 per basic and diluted share, compared to a net loss of $5.8 million, or $0.86 per basic and diluted share, for the quarter ended March 31, 2001. Such increase is principally due to the recording of bad debt expense of $10.5 million in the quarter ended March 31, 2001.

The Company recognized earnings before income taxes of $4.6 million and net earnings of $3.4 million, or $0.50 per basic share and $0.49 per diluted share, for the nine months ended March 31, 2002. For the nine months ended March 31, 2001, the loss before income taxes was $3.1 million and the net loss was $3.2 million, or $0.48 per basic and diluted share. This change is primarily the result of the bad debt expense in the quarter ended March 31, 2001, offset by increased medical services expenses in the period ended March 31, 2002.

                  NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 2001

Medical premium revenues were $111.2 million in the nine months ended March 31, 2002, an increase of $34.7 million (45%) from $76.5 million in the nine months ended March 31, 2001. The increase came from OmniCare-TN, a managed care organization owned 75% by the Company. Effective July 1, 2000, OmniCare-TN entered into a 42-month contract with the State of Tennessee's Bureau of TennCare ("TennCare"), a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. The increase is principally attributed to additional member months in the nine-month period ended March 31, 2002 compared to the nine-month period ended March 31, 2001.

The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 85,300 for the nine months ended March 31, 2002 compared to 49,400 for the nine months ended March 31, 2001 -- was $140 for the nine months ended March, 2002, compared to $153 for the nine months ended March 31, 2001, a decrease of $13 (9%). The decrease in the PMPM revenue rate is attributed to a change in the mix of membership.

Premium revenues from the County Care contract totaled $2.5 million and $7.2 million for the nine-month periods ended March 31, 2002 and 2001, respectively. Medical services expenses for County Care were $2.7 million and $6.4 million for the nine-month periods ended March 31, 2002 and 2001, respectively. In the nine-month period ended March 31, 2002, medical services expenses include $0.5 million for expected remaining County Care claims, an after-tax impact of approximately $0.3 million or $0.05 per share. From its inception, management has not anticipated significant net earnings from this contract, and at the Company's election, the County Care contract expired on September 30, 2001. Accordingly, the County Care contract was in effect for only the first three months of the nine-month period ended March 31, 2002 compared to having been in effect for all of the nine-month period ended March 31, 2001.

Management fees from OmniCare-MI were $13.8 million in the nine months ended March 31, 2002, a decrease of $6.2 million (31%) from management fees of $20.0 million in the nine months ended March 31, 2001. The decrease is primarily attributable to amendments to the management contract with OmniCare-MI beginning August 1, 2001 (see "Liquidity and Capital Resources" below).

Medical services expenses were $96.0 million in the nine months ended March 31, 2002, an increase of $32.6 million (52%) from medical services expenses of $63.3 million in the nine months ended March 31, 2001. The increase resulted primarily from the significantly expanded total OmniCare-TN membership and a portion of the added members who had higher medical costs.

The ratio of medical services expenses to medical premium revenues (the medical loss ratio or "MLR") for OmniCare-TN was 86% and 85% for the nine-month periods ended March 31, 2002 and 2001, respectively. Certain categories of the new membership in the nine-month period ended March 31, 2002 had higher medical costs which resulted in an increase in the MLR from the comparable period a year earlier. The after-tax impact of the increased MLR was approximately $0.6 million or $0.08 per share. The current contract with TennCare provides for a minimum of 85% of capitated revenue to be paid to medical services providers.

Marketing, general and administrative expenses decreased approximately $0.7 million (3%), to $23.9 million for the nine months ended March 31, 2002 from $24.6 million for the nine months ended March 31, 2001. The decrease is principally due to reduced advertising and labor costs, offset by the costs of outsourcing of claims processing by OmniCare-TN that began in February 2001.

Interest expense decreased $0.1 million (33%), to $0.2 million for the nine months ended March 31, 2002 from $0.3 million for the nine months ended March 31, 2001, due to debt reduction and a decrease in the prime rate.

Bad debt expense was $11.5 million for the nine months ended March 31, 2001. This included $10.5 million of bad debt expense recorded at March 31, 2001, consisting of (i) $2.6 million of current year management fees earned by the Company but not paid by

OmniCare-MI and a $2.0 million prior advance to OmniCare-MI of which $1.0 million was previously reserved, and (ii) a reserve of $6.9 million for the remaining carrying value of surplus notes receivable from OmniCare-MI. The Company recorded the above amounts based on significant losses generated by OmniCare-MI and an evaluation of its future cash flows.

The Company recognized earnings before income taxes of $4.6 million for the nine months ended March 31, 2002, compared to a loss before income taxes of $3.1 million for the nine months ended March 31, 2001. Net earnings were $3.4 million, or $0.50 per basic share and $0.49 per diluted share, for the nine months ended March 31, 2002, compared to a net loss of $3.2 million, or $0.48 per basic and diluted share, for the nine months ended March 31, 2001, an increase of $6.7 million, or $0.98 per basic and diluted share.

                  THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2001

Total revenues increased $11.8 million (35%) from $34.0 million in the three months ended March 31, 2001 to $45.9 million in the three months ended March 31, 2002.

Medical premium revenues were $42.2 million in the three months ended March 31, 2002, an increase of $15.8 million (60%) from $26.3 million in the three months ended March 31, 2001. The increase came from OmniCare-TN and is primarily attributable to its significantly increased membership in the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001.

The OmniCare-TN per member per month ("PMPM") premium rate -- based on an average membership of 100,800 for the three months ended March 31, 2002 compared to 50,000 for the three months ended March 31, 2001 -- was $140 for the three months ended March 31, 2002, compared to $153 for the three months ended March 31, 2001, a decrease of $13 (8%). The decrease in the PMPM premium rate is attributed to a change in the mix of membership.

Premium revenues from the County Care contract in Wayne County, Michigan were zero and $2.5 million for the three-month periods ended March 31, 2002 and 2001, respectively. Medical services expenses for County Care were $0.5 million and $2.2 million for the three-month periods ended March 31, 2002 and 2001, respectively. In the three-month period ended March 31, 2002, medical services expenses include $0.5 million for expected remaining County Care claims, an after tax impact of approximately $0.3 million or $0.05 per basic and diluted share. From its inception, management had not anticipated significant net earnings from this contract and, at the Company's election, the County Care contract expired on September 30, 2001.

Management fees from OmniCare-MI were $3.2 million in the three months ended March 31, 2002, a decrease of $3.9 million (55%) from fees of $7.1 million in the three months ended March 31, 2001. The decrease is primarily attributable to amendments to the management contract with OmniCare-MI beginning August 1, 2001 (see "Liquidity and Capital Resources" below).

Medical services expenses were $37.2 million in the three months ended March 31, 2002, an increase of $16.2 million (77%) from medical services expenses of $21.0 million in the three months ended March 31, 2001. The increase resulted primarily from the significantly expanded total OmniCare-TN membership and a portion of the added members who had higher medical costs.

The MLR for OmniCare-TN was 87% and 85% for the three-month periods ended March 31, 2002 and 2001, respectively. Certain categories of the new membership in the three-month period ended March 31, 2002 had higher medical costs which resulted in an increase in the MLR from the comparable period. The after-tax impact of the increased MLR was approximately $0.6 million, or $0.08 per basic and diluted share. Effective July 1, 2001 the new contract with TennCare has provided for a minimum of 85% of capitated revenue to be paid to medical services providers.

Marketing, general and administrative expenses decreased approximately $0.7 million (9%), to $7.6 million for the three months ended March 31, 2002 from $8.3 million for the three months ended March 31, 2001. The decrease is principally due to reduced staffing and advertising costs, offset by the costs of outsourcing of claims processing by OmniCare-TN that began in February 2001.

Depreciation and amortization expense decreased $0.2 million (40%), to $0.3 million for the three months ended March 31, 2002 from $0.5 million for the three months ended March 31, 2001, primarily due to the cessation of amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142.

Bad debt expense was $10.5 million for the three months ended March 31, 2001 consisting of (i) $2.6 million of management fees earned by the Company but not paid by OmniCare-MI and a $2.0 million prior advance to OmniCare-MI of which $1.0 million was previously reserved and (ii) a reserve of $6.9 million for the remaining carrying value of surplus notes receivable from OmniCare-MI. The Company recorded the above amounts at March 31, 2001, based on significant losses generated by OmniCare-MI and an evaluation of its future cash flows.

The Company recognized earnings before income taxes of $0.6 million for the three months ended March 31, 2002, compared to a loss before income taxes of $6.5 million for the three months ended March 31, 2001. Net earnings were $0.3 million, or $0.04 per basic and diluted share, for the three months ended March 31, 2002, compared to a net loss of $5.8 million, or $0.86 per basic and diluted share, for the three months ended March 31, 2001, an increase of $6.1 million, or $0.90 per share.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had (i) cash and cash equivalents and short-term marketable securities of $23.1 million, compared to $24.8 million at June 30, 2001; (ii) working capital of $8.1 million, compared to working capital of $3.6 million at June 30, 2001; and (iii) a current assets-to-current liabilities ratio of 1.40-to-1, compared to 1.14-to-1 at June 30, 2001. The principal source of funds for the Company during the nine months ended March 31, 2002 was $5.6 million in proceeds from the sale or maturity of marketable securities. The principal uses of funds for the period were $1.2 million for operating activities, $14.7 million to purchase marketable securities, $0.9 million for capital expenditures and $1.9 million for debt repayment. The reduction of cash and cash equivalents of $11.6 million for the nine months ended March 31, 2002 is directly attributable to the net increase in marketable securities of $9.1 million in such period.

The maturity date for the Company's amended bank term loan is September 30, 2004.

Effective July 1, 2000, OmniCare-TN entered into a 42-month contract with the State of Tennessee's TennCare Program. The contract provided for an approximate 4.5% increase in average premiums at July 1, 2000 and a further 4% increase at July 1, 2001 with future increases to be determined by the State of Tennessee. Such increases are in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. Additionally, a significant competitor of OmniCare-TN ceased doing business in October 2001, and TennCare assigned approximately 40,000 of that plan's members to OmniCare-TN on February 15, 2002. The combined effects of such assigned new members, the service area expansion to western Tennessee and the withdrawal from Davidson County have resulted in a 120% increase in OmniCare-TN's membership, from 55,000 members at June 30, 2001 to 121,000 members at March 31, 2002.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management believes that the receipt of the commercial license and OmniCare-TN's efforts to expand its provider network to Shelby County (western Tennessee) will enable OmniCare-TN to increase its enrollment by marketing its managed care products to the various employer groups in the new regions served. Management anticipates such increased enrollment beginning after fiscal 2002.

As a Michigan HMO, OmniCare-MI is subject to oversight by the Commissioner of the Office of Financial & Insurance Services of the State of Michigan (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner to serve as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to reform or revitalize OmniCare-MI by any means so as to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to the Order, the Rehabilitator's appointed special deputy, Bobby Jones (the "Special Deputy Rehabilitator"), who served some years ago as the Company's Senior Vice President and Executive Director of OmniCare-MI, is now acting as the Chief Executive Officer of OmniCare-MI.

The Order expressly required the Company to continue performing all services under its management agreement with OmniCare-MI until further order of the court, and the Company has continued to perform the management agreement without interruption. The management agreement was amended on December 14, 2001, effective August 1, 2001. The amendment reduced the Company's management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the Company's management fee from a fixed percentage of revenues (14%) to a cost-based fee, beginning in August 2001, subject to adjustment from time to time to appropriately reflect the Company's actual costs of performing the management agreement.

On March 15, 2002, the Commissioner submitted to the court a rehabilitation plan for OmniCare-MI, which requires approval by the court. The submitted plan observes that the management agreement between OmniCare-MI and the Company is terminable with or without cause on 90 days' prior notice. The plan indicates an intent to terminate the management agreement with the Company as early as September 1, 2002, and the Company does not expect to oppose such termination. The actual date of such termination would depend on when the rehabilitation plan is approved and on other practical, operational factors described in the plan, and possibly could be some time later than September 1, 2002.

The Company's ability to generate adequate amounts of cash to meet its future cash needs will depend on a number of factors, including the ability of the Company to efficiently operate its owned and managed plans and control medical costs. Based on these factors, management believes it has the ability to generate sufficient cash to meet its current liabilities.

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

         2. Discontinuation of, limitations upon, or restructuring of government-funded programs, including but not limited to the TennCare program.
         3. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
         4. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.
         5. Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers; and failure to sustain commercial enrollment to maintain an enrollment mix required by government programs.
         6. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
         7.       Adverse publicity and media coverage.
         8.       Inability to carry out marketing and sales plans.
         9.       Loss or retirement of key executives.
         10. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
         11. The selection by employers and individuals of higher co-payment/deductible/ coinsurance plans with relatively lower premiums or margins.
         12. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
         13. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.
         14. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
         15. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
         16.      Adverse results from significant litigation matters.
         17. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPPA)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  May 15, 2002                 By: /s/ Gregory H. Moses, Jr.
                                        -------------------------------------
                                          Gregory H. Moses, Jr.
                                          President & Chief Executive Officer

Dated:  May 15, 2002                 By: /s/ William E. Jackson, II
                                        -------------------------------------
                                          William E. Jackson, II
                                          Chief Financial Officer