Form 10-K
period 2002-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2002-10-15
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 2002
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF OCTOBER 9, 2002, COMPUTED BY REFERENCE TO THE NASDAQ NATIONAL MARKET CLOSING PRICE ON SUCH DATE, WAS $7,878,845.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 9, 2002 WAS 6,911,268.


The following document (or portion thereof) has been incorporated by reference in this Annual Report on Form 10-K: The definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on November 22, 2002 (Part III).



================================================================================
    As filed with the Securities and Exchange Commission on October 15, 2002

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS




                                                                                                             Page
PART I
         Item 1.    Business....................................................................................2
         Item 2.    Properties.................................................................................13
         Item 3.    Legal Proceedings..........................................................................14
         Item 4.    Submission of Matters to a Vote of Security Holders........................................14

PART II
         Item 5.    Market for the Registrant's Common Stock and Related Stockholder
                    Matters  ..................................................................................14
         Item 6.    Selected Financial Data....................................................................15
         Item 7.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................................15
         Item 8.    Financial Statements.......................................................................28
         Item 9.    Changes In and Disagreements with Accountants on Accounting and
                    Financial Disclosure.......................................................................28

PART III
         Item 10.   Directors and Executive Officers of the Registrant.........................................28
         Item 11.   Executive Compensation.....................................................................28
         Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................29
         Item 13.   Certain Relationships and Related Transactions.............................................29
         Item 14.   Controls and Procedures....................................................................29

PART IV
         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................29


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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations in Tennessee and (until November 1, 2002) Michigan. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government-sponsored populations in Tennessee and (until November 1, 2002) Michigan.

Management and consulting services provided by the Company are generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of October 1, 2002, there were approximately 203,000 enrollees in the two managed care organizations owned or operated by the Company (the "Managed Plans"): approximately 120,000 enrollees in OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), 75%-owned by the Company's wholly owned subsidiary; and approximately 83,000 enrollees in OmniCare Health Plan, in Michigan ("OmniCare-MI").

Pursuant to notice received from OmniCare-MI, the Company's management agreement with OmniCare-MI will terminate November 1, 2002. On that date, the Company will cease providing services to OmniCare-MI, and OmniCare-TN will be the Company's only Managed Plan.

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

In 1985, the Company became one of the pioneers in arranging for the financing and delivery of health care services to Medicaid recipients utilizing managed care programs. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of October 1, 2002, there were approximately 150,000 Medicaid enrollees in the two Managed Plans.

The Company complements its Medicaid focus by targeting non-Medicaid/commercial business in the same geographic markets. As of October 1, 2002, there were approximately 53,000 non-Medicaid/commercial enrollees in the two Managed Plans.

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

MANAGED CARE PRODUCTS AND SERVICES

The Company has an ownership interest in and manages the operations of an HMO in Tennessee, OmniCare-TN. The Company also manages the operations of an HMO in which it has no ownership interest, OmniCare-MI, pursuant to a management agreement which will terminate November 1, 2002. The Company previously participated in the "County Care" plan under a contract with Urban Hospital Care Plus, which expired on September 30, 2001 at the Company's election.

The Company also has had an ownership interest in three other HMOs which are no longer part of its business: UltraMedix Healthcare Systems, Inc., in Florida ("UltraMedix"), OmniCare Health Plan of Louisiana, Inc., in Louisiana ("OmniCare-LA") and PhilCare Health Systems, Inc., in Pennsylvania ("PhilCare"), each briefly described below in this Form 10-K annual report.

The following table shows the approximate membership in the Managed Plans serviced by the Company as of October 1, 2002:


                                                           Non-Medicaid/
                                     Medicaid               Commercial                Total
                               ---------------------------------------------------------------------
   Managed Plans
      Owned:
         OmniCare-TN                       87,000                 33,000                   120,000
      Managed:
        OmniCare-MI*                       63,000                 20,000                    83,000
                               ---------------------- ----------------------- ----------------------
                                          150,000                 53,000                   203,000
                               ====================== ======================= ======================


     ---------
     * The Company will no longer manage OmniCare-MI, effective November 1,
2002.

The following table shows the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.

                                                       YEAR ENDED JUNE 30,
                            ---------------------------------------------------------------------------
                                     2002                     2001                     2000
                            ---------------------------------------------------------------------------
                                                (in thousands, except percentages)
    Revenues
    OmniCare-TN             $    160,608      90%    $      93,305     71%    $      77,005      71%
    OmniCare-MI*                  14,941       8%           26,394     20%           18,769      17%
    County Care**                  2,486       1%            9,699      7%            9,169       8%


     ---------
         * The Company's gross revenues derived from OmniCare-MI are based on management fees earned under a management agreement with OmniCare-MI, which will terminate November 1, 2002.
         ** County Care was no longer a managed plan of the Company after September 30, 2001.

MANAGED PLANS

The Company has entered into a long-term management agreement, through a wholly owned subsidiary of the Company, with OmniCare-TN. In addition, the Company has had a long-term management agreement with OmniCare-MI, which will terminate November 1, 2002. Pursuant to these management agreements with OmniCare-TN and OmniCare-MI, the Company provides management and consulting services associated with the financing and delivery of health care services. Table A summarizes the terms of these agreements. The Company also participated in the County Care plan pursuant to an agreement to arrange for the delivery of health care services, which expired September 30, 2001.

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

         Table A- Summary of Terms of Agreements with the Managed Plans


                       Terms                                   OmniCare-TN               OmniCare-MI(1)
------------------------------------------------------------------------------------------------------------
(1) Duration:
    (a) Effective dates:
         (i)   Commencement                                   July 1, 1996                May 1, 1985
         (ii)  Expiration                                     June 30, 2005               Nov. 1, 2002
    (b) Term extension:
         (i) Automatically renewable                       Yes - 4 successive                  No
                                                             5-year periods
         (ii) Terms of renewal/ continuation                     5 years                      N/A
         (iii) Next review period                            January 1, 2005                  N/A
    (c) Termination:
         (i)   Without cause by the Plan at such
               review dates                                        Yes                      90 Days
         (ii)  Either party with cause                             Yes                      90 Days

(2) Fees paid to the Company:
    (a) Percentage of revenues                                     Yes                       Yes(2)
    (b) Fixed premium rates                                        No                          No



  ---------------------
  (1) The Company's management agreement with OmniCare-MI was amended after the Rehabilitator of OmniCare-MI was appointed by court order on July 31, 2001, and will terminate November 1, 2002, pursuant to notice the Company has received from OmniCare-MI.

  (2) Fees paid to the Company were changed, however, to a cost-based fee, by amendment dated December 14, 2001 and effective August 1, 2001.

Managed Plans Owned by the Company

OMNICARE-TN. OmniCare-TN was organized as a Tennessee corporation in October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of OmniCare-TN, and through the Company's wholly owned subsidiary, United American of Tennessee, Inc., owns a 75% equity interest in OmniCare-TN; a local partner owns the remaining 25%. OmniCare-TN began as a PPO contractor with the Bureau of TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, and operated as a full-risk prepaid health services plan until it obtained its TennCare HMO license in March 1996. OmniCare-TN's TennCare HMO contract was executed in October 1996, retroactive to the date of licensure.

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

The contract between OmniCare-TN and State of Tennessee, doing business as TennCare ("TennCare"), was renewed July 1, 2000 for a 42-month term, expiring December 31, 2003. The new contract provided for increased capitation rates, but eliminated the practice of providing retroactive payments to managed care organizations for high cost chronic conditions of their members ("adverse selection") and payments earmarked as adjustments for covered benefits. In addition, the new contract required that at least 85% of capitation revenues received by OmniCare-TN must be passed on to medical service providers.

OmniCare-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal per member per month ("PMPM") experience and adversely affected its earnings for and since that period. OmniCare-TN received from TennCare in fiscal 2001 an adverse selection payment of $0.8 million for such fiscal 2000 expenses.

In June 2001, TennCare developed new risk-sharing options for its participating managed care organizations (MCOs), including OmniCare-TN. OmniCare-TN entered into its changed contract with TennCare effective July 1, 2001.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. Additionally, a significant competitor of OmniCare-TN ceased doing business in October 2001, and TennCare assigned approximately 40,000 of that plan's members to OmniCare-TN on February 15, 2002. As of October 1, 2002, OmniCare-TN's total enrollment was approximately 120,000 members, of whom 73% were Medicaid enrollees and 27% were Non-Medicaid enrollees.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earn fixed administrative fees, are not at risk for medical costs in excess of targets established based on various factors, are subject to increased oversight, may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, and may incur financial penalties for not achieving certain performance requirements. The limited variable administrative fees could reward certain measurable MCO performance in the following areas; third party liability recovery rates; early and periodic screening, diagnosis and treatment (EPSDT) of children; multi-source prescription drug utilization; reduced appeals related to provider access; and successful collaboration on an EPSDT initiative.

OmniCare-TN sought reimbursement from TennCare for exceptionally high medical expenses incurred by new OmniCare-TN enrollees in fiscal year 2002, including for actuarially estimated claims incurred but not yet reported to OmniCare-TN. In response, TennCare amended its contract with OmniCare-TN in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. The amendment states that OmniCare-TN's outside actuary certified the plan required $7.5 million to meet its statutory net worth requirement for the year ended June 30, 2002 and that OmniCare-TN "is a viable HMO under contract with TennCare on the same basis as other comparable HMOs in the program effective July 1, 2002."

Pursuant to such contractual amendment: OmniCare-TN retroactively elected an available risk option for the ten months from July 1, 2001 through April 30, 2002; TennCare retroactively agreed to reimburse OmniCare-TN on a no-risk ASO basis for medical services effective beginning May 1, 2002, and TennCare agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to an agreement between TennCare and OmniCare-TN in October 2002, TennCare further agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet that requirement.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to OmniCare-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's 18-month stabilization program.

COUNTY CARE. At the Company's election, its County Care contract expired September 30, 2001. The contract did not provide significant earnings to the Company, and its termination did not have a material effect on subsequent operations of the Company. The Company had entered into the contract effective April 1, 1999, with a nonprofit corporation which administered Wayne County, Michigan's patient care management system. Under the contract, the Company arranged for the delivery of health care services, including the assumption of underwriting risk, on a capitated basis to certain enrollees residing in the County who lacked access to health insurance or to another government health plan. Wayne County, Michigan, includes Detroit and other cities and communities.

ULTRAMEDIX. Through a subsidiary, the Company owned 51% of UltraMedix, a Florida HMO which became insolvent and was placed in liquidation by court order in early 1998. In April 1998, a Florida health care administration agency notified the Company of intent to enforce its agreement to reimburse UltraMedix's contracted Medicaid providers for certain services the Agency had paid for on enrollees' behalf, limited to the surplus UltraMedix would have had to maintain absent such agreement. The Company maintained a $6.4 million estimated medical claims liability reserve for UltraMedix until March 31, 2000, when the Company reduced the reserve by $5.6 million and offset that amount against medical services expenses. At March 31, 2001, the Company eliminated the remaining reserve of $0.8 million.

Managed Plan Operated by the Company

OMNICARE-MI. As further described below, OmniCare-MI will cease to be a Managed Plan operated by the Company effective November 1, 2002.

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

OmniCare-MI's current enrollment is through companies that offer the health plan coverage to employees and their family members, through individual enrollment and through the State of Michigan's Medicaid program pursuant to an agreement with the Michigan Department of Community Health, which makes HMO coverage available to eligible Medicaid beneficiaries in certain counties and mandatory in others.

As of October 1, 2002, total enrollment in OmniCare-MI was approximately 83,000, of whom 24% were commercial members and 76% were Medicaid members.

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company and the $4.6 million loan was in cash. Pursuant to the terms of the surplus notes, interest and principal payments required approval by the Michigan Office of Financial and Insurance Services and were repayable only from any statutory surplus earnings of OmniCare-MI. Note interest was payable annually and forfeited if not then paid. Interest income of $0.9 million, $1.1 million and $0.5 million was forfeited for fiscal years 2002, 2001 and 2000, respectively. The note principal had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus notes which resulted in bad debt expense of $6.9 million and $3.1 million for the years ended June 30, 2001 and 2000, respectively. On July 29, 2002, claims of all creditors holding surplus notes from OmniCare-MI were permanently disallowed by the State circuit court order which approved OmniCare-MI's amended rehabilitation plan.

On May 1, 2000, approximately 28,000 members of the Detroit Medical Center's Medicaid managed care program were transferred to OmniCare-MI. The additional membership generated management fee revenue of $4.0 million and $0.6 million in fiscal years 2001 and 2000, respectively.

On July 14, 2000, the State of Michigan notified OmniCare-MI it was a successful bidder in the bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. OmniCare-MI accordingly was awarded a rate increase and extension of its contract with the State to September 30, 2002, with a potential for three one-year extensions.

As a Michigan HMO, OmniCare-MI is subject to oversight by the State of Michigan's Commissioner of the Office of Financial and Insurance Services (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to and since the Order, the Rehabilitator's appointed special deputy, Bobby Jones, who served some years ago as the Senior Vice President of OmniCare-MI, has served as the Chief Executive Officer of OmniCare-MI.

The Order required the Company to continue performing all services under its OmniCare-MI management agreement, which the Company has done. The Company has received notice from OmniCare-MI that the management agreement will terminate November 1, 2002. The notice was given pursuant to OmniCare-MI's amended rehabilitation plan, which a Michigan circuit court judge approved on July 29, 2002. The Company earlier announced it anticipated the eventual termination of the OmniCare-MI management agreement back in March 2002, after the Commissioner filed a proposed rehabilitation plan for OmniCare-MI.

The OmniCare-MI management agreement was amended December 14, 2001, effective August 1, 2001. The amendment reduced the Company's management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the Company's management fee from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee, which was equivalent to approximately 10% beginning in August 2001, subject to adjustment to appropriately reflect the Company's actual costs of performing the management agreement. The amendment continued unchanged the other basic terms of the Company's management agreement with OmniCare-MI as summarized in Table A under "Managed Plans" above.

Previous Managed Plan Ventures

OMNICARE-LA. OmniCare-LA was a Louisiana HMO organized in 1994, 100% owned by a wholly owned subsidiary of the Company. In 1996, OmniCare-LA obtained its HMO license, with the Company funding OmniCare-LA's statutory reserve and net worth requirements through letters of credit and $1.0 million in cash deposited at Louisiana banks. OmniCare-LA was in a pre-operational phase continually since inception. The Company withdrew its $1.0 million statutory reserve, terminated its letter of credit commitments and dissolved OmniCare-LA in May 2000.

PHILCARE. PhilCare was a Pennsylvania HMO organized in 1994, 49% owned by a wholly owned subsidiary of the Company, United American of Pennsylvania, Inc. ("UA-PA"). In 1996, PhilCare obtained its HMO license, with the Company funding PhilCare's statutory reserve and net worth requirements of $2.1 million through cash deposited at a Pennsylvania bank. In fiscal 1998 the Company recorded a full impairment loss against its $2.1 million investment. PhilCare was dissolved in the Company's fiscal 2000. PhilCare assets were then distributed to UA-PA pursuant to agreements under which UA-PA had contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount for the fiscal year ended June 30, 2000. The Company also had rent obligations for Philadelphia office spaces which were substantially sublet in fiscal 1998. The landlord assumed the subleases and released the Company from its lease obligations effective September 9, 1999.

ADVICA HEALTH MANAGEMENT. In March 1993, the Company agreed with the HealthScope company to form a health care management company to access the Medicaid eligible population in metropolitan New York. HealthScope became a subsidiary of Advica Health Management ("Advica"). In May 1997, the Company converted its interest in Advica to $4.0 million of Advica preferred stock and a warrant for Advica common stock. Treated as a "troubled debt restructuring," the conversion resulted in a $2.3 million recorded net investment in Advica. In fiscal 1998, the Company recognized a full impairment loss on its investment that resulted in bad debt expense of $2.3 million. Subsequently, the Company converted its Advica preferred stock and warrant to Advica common stock. On November 8, 2000, XCare.net, an electronic commerce service provider for health care businesses, purchased all of Advica's common stock for $2.2 million, including cash and 70,000 XCare.net common shares. The Company's interest in Advica converted to less than 3% of XCare.net common shares and is deemed to be insignificant.

Self-Funded Benefit Plan

In 1993, the Company acquired Corporate Healthcare Financing, Inc. ("CHF"), which served self-funded employers with customized employee welfare plan arrangements and marketing, management and administrative services generally. In September 1998, the Company sold all of the stock of CHF for $17.75 million, comprised of cash and $15.75 million in buyer's notes. On August 16, 1999, the Company received the final payment of principal and interest on the notes, net of a $0.25 million discount to induce the buyer to prepay the notes.

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

The licensing and operation of OmniCare-TN and OmniCare-MI are governed by the respective states' statutes and regulations applicable to health maintenance organizations. The licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plans are operating out of compliance with the states' HMO statutes, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. Unlike OmniCare-MI, OmniCare-TN is not a federally-qualified HMO and, therefore, is not subject to the federal HMO Act.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of the Managed Plans and, therefore, the revenues of the Company. OmniCare-TN's primary market competitors in western Tennessee are TLC, Better Health Plans and TennCare Select. OmniCare-TN primarily competes on the basis of enrollments, provider networks and other related plan features and criteria. Management believes that OmniCare-TN is able to compete effectively with its primary market competitors.

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

The total number of employees at October 1, 2002 was 274 compared to 256 at October 1, 2001. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

The Company anticipates that its above-stated total number of employees at October 1, 2002 will decrease by 150 at November 1, 2002 in connection with the termination of its OmniCare-MI management agreement. OmniCare-MI has informed the Company that effective November 1, 2002, OmniCare-MI will commence employing most of the current Company employees (excluding officers) who provide services for OmniCare-MI. The Company has given termination notices, effective November 1, 2002, to its employees who provide services for OmniCare-MI but whom OmniCare-MI will not employ; and the Company will have no severance payment obligations to any of those employees.

MANAGEMENT INFORMATION SYSTEMS

The Company has been implementing over the past two years a strategic information technology plan to enhance operations, support provider, member and employer information requirements, and reduce costs. The Company intended to use the software and hardware associated with this plan for OmniCare-MI initially, but will not do that after its OmniCare-MI management agreement terminates November 1, 2002. The Company now is evaluating whether such systems will be utilized for OmniCare-TN, which has been outsourcing its claims processing function to a third party by contract since the third quarter of fiscal 2001, with pricing based on membership.

An initial phase of the strategic information technology plan provided for automation of claims entry by scanning, imaging and electronic data interchange software. This was completed and implemented for OmniCare-MI in the fourth calendar quarter of 2000, with electronic data interchange completed in 2001.

Also pursuant to the strategic information technology plan, the Company purchased a new patient care software system from OAO Health Care Systems, to replace the claims processing and payment system it has been using for OmniCare-MI. This purchase was intended to fulfill a requirement of the State of Michigan's Office of Financial and Insurance Services to implement such a system for OmniCare-MI. The new system is expected to operate in a real-time mode enabling rapid response to information needs. It is intended to automate activities associated with membership and enrollment, benefits management, premium billing, member services, claims/encounter processing, medical management, case management, quality management, referral management, provider contracting, and HEDIS (Health Plan Employer Data and Information Set) reporting.

As of June 30, 2002, the new patient care software system was not in use by the Company. Management therefore determined it was prudent to record an impairment loss equal to the $2.4 million remaining carrying value of the system in the fourth quarter of fiscal 2002.

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

         5. Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers.

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

         12. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.

         13. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.

         14. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).

         15.      Adverse results from significant litigation matters.

         16. Inability to maintain or obtain satisfactory bank loan credit arrangements.

         17. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

ITEM 2.  PROPERTIES

The Company currently leases approximately 86,000 aggregate square feet from which it conducts its operations in Michigan and Tennessee. The principal offices of the Company are located at 1155 Brewery Park Boulevard, Suite 200, Detroit, Michigan, where it currently leases approximately 54,000 square feet of office space. Because of its workforce reduction as a result of the November 1, 2002 termination of its OmniCare-MI management agreement, the Company has arranged to sublease all of its present Detroit office space to OmniCare-MI, effective November 1, 2002 and expiring at the end of the lease in May 2005. The Company anticipates moving its principal offices to smaller premises yet to be determined, with prompt public notice of any new location when determined.

The Company believes that its current facilities provide sufficient space suitable for all of its activities and that sufficient other space will be available on reasonable terms, if needed.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's Common Stock have been traded since May 16, 2002 on the NASDAQ National Market with the symbol "UAHC." Prior thereto, shares of the Company's Common Stock were traded since May 2, 2000 on the OTC Bulletin Board with the symbol "UAH" and before then during fiscal year 2000 were traded on the New York Stock Exchange with the symbol "UAH."

The table below sets forth for the Common Stock the range of the high and low sales prices on the NASDAQ National Market or high and low bid quotations on the OTC Bulletin Board, as applicable, for each quarter in the past two fiscal years.



                                              2002 SALES PRICE                           2001 SALES PRICE
                                              OR BID QUOTATION                           OR BID QUOTATION
                                      ----------------------------------       -------------------------------------
      FISCAL QUARTER                       HIGH              LOW                     HIGH                LOW
      ---------------------------     ----------------------------------       -------------------------------------
      First                                 $1.63            $0.95                   $0.688             $0.375
      Second                                $5.18            $1.11                   $2.938             $0.344
      Third                                 $7.50            $4.28                   $3.719             $1.25
      Fourth                                $6.38            $3.78                   $1.89              $1.15


As of October 9, 2002, the closing price of the Common Stock was $1.14 per share and there were approximately 196 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:


--------------------------------------------------------------------------------------------------------------------
                                              2002           2001           2000           1999           1998
                                          --------------------------------------------------------------------------
Operating Data (Year ended June 30):                        (in thousands, except per share data)
------------------------------------
Operating revenues                          $ 180,117      $ 131,724      $ 109,053      $  93,522     $ 105,588
Earnings (loss) from continuing
  operations                                  (10,963)         1,229            984            575       (22,915)
Earnings (loss) from discontinued
  operation, net of income taxes                    -              -              -              -        (2,581)
Net earnings (loss)                           (10,963)         1,229            984            575       (25,496)
Earnings (loss) per common share from
  continuing operations - basic             $   (1.60)     $    0.18      $    0.15      $    0.09     $   (3.48)
Net earnings (loss) per common share -
  basic and diluted                         $   (1.60)     $    0.18      $    0.15      $    0.09     $   (3.88)
Weighted average common shares
  outstanding - diluted                         7,084          6,808          6,779          6,764         6,578

Balance Sheet Data (June 30):
-----------------------------
Cash and investments                        $  18,810      $  24,766      $  10,569      $  18,576     $  14,690
Intangible assets, net                          2,952          2,952          3,663          4,374         5,629
Net assets of discontinued operation                -              -              -              -        16,703
Total assets                                   33,336         41,657         34,809         49,251        58,684
Medical claims and benefits payable            24,495         19,815         11,245         19,810        20,004
Debt                                            2,869          3,492          4,345         13,112        22,444
Shareholders' equity                            1,747         12,313         11,051         10,360         9,081
--------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

This Financial Review discusses the Company's results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this annual report.

The Company experienced significant changes in its Tennessee and Michigan operations in the fiscal year ended June 30, 2002. OmniCare-TN's membership increased from approximately 55,000 at June 30, 2001 to approximately 120,000 at June 30, 2002, in a markedly changed reimbursement environment for it and other managed care organizations in Tennessee. OmniCare-MI was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement beyond June 30, 2002, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination will occur November 1, 2002, after which OmniCare-TN will be the Company's only managed plan. These matters are more fully discussed and analyzed below under the heading "Review of Consolidated Results of Operations - 2002 Compared to 2001."

The following are earlier events which notably affected results of operations for fiscal years covered by the consolidated financial statements contained elsewhere in this annual report.

In September 1998, effective August 31, 1998, CHF was sold for $17.75 million, comprised of cash and $15.75 million in buyer's notes. On August 16, 1999, the Company was paid $8.5 million, the remaining principal balance of the notes and accrued interest, net of a $0.25 million discount to induce the buyer to prepay the notes. All proceeds were used to reduce the Company's bank indebtedness.

Pursuant to a stock repurchase plan of the Company's Board of Directors, 237,100 Company common shares were repurchased in the open market and retired in July 1999.

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments required approval by the State of Michigan's Office of Financial and Insurance Services and were repayable only from any statutory surplus earnings of OmniCare-MI. Note interest was payable annually and forfeited if not then paid. Interest income of $0.9 million, $1.1 million and $0.5 million was forfeited for fiscal 2002, 2001 and 2000, respectively. The note principal had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus notes which resulted in bad debt expense of $6.9 million and $3.1 million for fiscal 2001 and 2000, respectively. On July 29, 2002, claims of all creditors holding OmniCare-MI surplus notes were permanently disallowed by the State circuit court order which approved OmniCare-MI's amended rehabilitation plan.

On July 14, 2000, the State of Michigan notified OmniCare-MI it was a successful bidder in the bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. OmniCare-MI accordingly was awarded a rate increase and extension of its contract with the State to September 30, 2002, with a potential for three one-year extensions.

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

In fiscal 1998, based on an evaluation of the net recoverable value of the Company's investment in PhilCare, the Company recorded a full impairment loss against its $2.1 million investment. PhilCare was dissolved in fiscal 2000. PhilCare assets were then distributed to UA-PA pursuant to agreements under which UA-PA contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount for fiscal 2000.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The contract provided for an approximate 4.5% increase in average premiums effective July 1, 2000 and a further 4% increase effective July 1, 2001, with future increases to be determined by the State of Tennessee. Such increases were in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population.

On September 20, 2000, the Company made an additional cash contribution of $0.9 million to OmniCare-TN in exchange for additional preferred stock of OmniCare-TN. The cash contribution was made to enable OmniCare-TN to meet minimum statutory requirements for net worth.

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2002 COMPARED TO 2001

OmniCare-TN Developments

Fiscal 2002 was a year of significant changes for OmniCare-TN and the other managed care organizations ("MCOs") having contracts with TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. In a climate of continually rising medical costs, several of TennCare's major MCOs ceased doing business in fiscal 2002. In contrast, TennCare has expressly regarded OmniCare-TN as one of TennCare's viable MCOs.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. Additionally, a significant competitor of OmniCare-TN ceased doing business in October 2001, and TennCare assigned approximately 40,000 of that failed plan's members to OmniCare-TN on February 15, 2002. As of October 1,

2002, OmniCare-TN's total enrollment was approximately 120,000 members, compared to 55,000 at July 1, 2001.

OmniCare-TN's TennCare contract which was in effect on July 1, 2001 had been renewed on July 1, 2000 for a 42-month term, expiring December 31, 2003. The new contract provided for increased capitation rates, but eliminated the earlier practice of providing retroactive payments to MCOs for high cost chronic conditions of their members ("adverse selection") and payments earmarked as adjustments for covered benefits.

In June 2001, TennCare developed new risk-sharing options for its MCOs, including OmniCare-TN. OmniCare-TN entered into its changed contract with TennCare effective July 1, 2001.

OmniCare-TN experienced a combination of circumstances in the fourth quarter of fiscal 2002 which were unexpected and not foreseeable by management. Beginning in February, March and April 2002, OmniCare-TN noticed increases in its claims payments, investigated, and found that approximately 9,500 new members added in September-December 2001 represented children with special needs with medical costs over 100% of the premiums received, and that many members transferred to OmniCare-TN from failed MCOs also had medical costs in excess of OmniCare-TN's premiums received. Beginning in April 2002, OmniCare-TN wrote to TennCare seeking risk adjustments and reimbursements to compensate OmniCare-TN for such medical expenses, including for actuarially estimated claims incurred but not yet reported to OmniCare-TN.

TennCare responded to its MCOs' situation generally and in some instances individually. For all its contracted MCOs generally, TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare-TN - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, and may incur financial penalties for not achieving certain performance requirements. TennCare has stated it intends to return to a full-risk system after the end of the 18-month stabilization period at January 1, 2004.

TennCare responded to OmniCare-TN's situation individually as well. TennCare amended its contract with OmniCare-TN in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. The amendment states that OmniCare-TN's outside actuary certified the plan required $7.5 million to meet its statutory net worth requirement for the year ended June 30, 2002 and that OmniCare-TN "is a viable HMO under contract with TennCare on the same basis as other comparable HMOs in the program effective July 1, 2002."

Pursuant to such contractual amendment: OmniCare-TN retroactively elected an available risk option for the ten months from July 1, 2001 through April 30, 2002; TennCare retroactively agreed to reimburse OmniCare-TN on a no-risk ASO basis for medical services effective beginning May 1, 2002, and TennCare agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million is not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements.

Pursuant to an agreement between TennCare and OmniCare-TN in early October 2002, TennCare further agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they were needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002.

OmniCare-MI Developments

As a Michigan HMO, OmniCare-MI is subject to oversight by the State of Michigan's Commissioner of the Office of Financial and Insurance Services (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to and since the Order, the Rehabilitator's appointed special deputy has served as the Chief Executive Officer of OmniCare-MI.

The Order beneficially relieved the Company from further funding OmniCare-MI's capital deficiencies through unsecured loans and forgiving earned management fees. The Order required the Company to continue performing all services under its OmniCare-MI management agreement, which it will continue doing through October 31, 2002. That agreement will terminate November 1, 2002 pursuant to notice received from OmniCare-MI in accordance with its amended rehabilitation plan, which a State circuit court judge approved on July 29, 2002.

The OmniCare-MI management agreement was amended on December 14, 2001, effective August 1, 2001 (the second month of fiscal 2002). Pursuant to the amendment, OmniCare-MI has paid all of its own expenses commencing as of August 1, 2002, except for personnel, rent and depreciation, which the Company has continued to pay. The amendment reduced the Company's management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the management fee from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee, which was equivalent to approximately 10% beginning in August 2001, subject to adjustment to reflect the Company's actual costs of performing the management agreement.

Other Comparison of 2002 to 2001

Total revenues increased $48.4 million (37%) to $180.1 million in the fiscal year ended June 30, 2002 from $131.7 million in the fiscal year ended June 30, 2001.

Medical premium revenues were $163.1 million in the fiscal year ended June 30, 2002, an increase of $60.0 million (58%) from medical premium revenues of $103.0 million in the fiscal year ended June 30, 2001.

Medical premium revenues for OmniCare-TN increased $67.3 million (72%), to $160.6 million in the fiscal year ended June 30, 2002, from $93.3 million in the fiscal year ended June 30, 2001. This was attributable in part to an increase in member months, and in part to a decrease in the OmniCare-TN per member per month revenue rate as described in the following paragraph. Member months increased 524,000 (86%) to 1,130,000 in the fiscal year ended June 30, 2002 from 606,000 in the fiscal year ended June 30, 2001, and accounted for a $74.4 million increase in OmniCare-TN's medical premium revenues.

The total OmniCare-TN per member per month ("PMPM") revenue rate - based on an average membership of 94,200 for the fiscal year ended June 30, 2002 compared to 50,500 for the fiscal year ended June 30, 2001 - was $142 PMPM for the fiscal year ended June 30, 2002 compared to $154 PMPM for the fiscal year ended June 30, 2001, a decrease of $12 PMPM (8%), which accounted for a decrease of $7.1 million in OmniCare-TN's medical premium revenues.

Premium revenues from the County Care program totaled $2.5 million for the fiscal year ended June 30, 2002, compared to $9.7 million for the fiscal year ended June 30, 2001. The program operated for three months through its expiration on September 30, 2001.

Management fees earned from OmniCare-MI were $14.9 million in the fiscal year ended June 30, 2002, a decrease of $11.5 million (43%) from fees of $26.4 million in the fiscal year ended June 30, 2001. Effective August 1, 2001, the management agreement was revised from a fixed 14% of OmniCare-MI revenues to a cost-based fee that approximated 10%. The fee structure was further reduced in the fourth quarter of fiscal 2002 because OmniCare-MI began paying most of its general and administrative expenses directly.

Interest and other income decreased $0.2 million (10%) to $2.1 million in the fiscal year ended June 30, 2002 from $2.3 million in the fiscal year ended June 30, 2002.

Total expenses were $190.2 million in the fiscal year ended June 30, 2002, compared to $132.1 million in the fiscal year ended June 30, 2001, an increase of $58.1 million (44%).

Medical services expenses were $155.1 million in the fiscal year ended June 30, 2002, an increase of $69.4 million (81%) from medical services expenses of $85.7 million in the fiscal year ended June 30, 2001.

Medical services expenses for OmniCare-TN increased $74.5 million (96%), to $152.4 million in the fiscal year ended June 30, 2002 from $77.9 million in the fiscal year ended June 30, 2001. The OmniCare-TN overall percentage of medical services expenses to medical premium revenues - the medical loss ratio ("MLR") - was 95% for the fiscal year ended June 30, 2002 and 85% for the fiscal year ended June 30, 2001. The fiscal 2002 OmniCare-TN MLR includes an approximate 11% increase due to a fourth quarter increase in the medical claims liability of $11.2 million related to the assignment of new members by TennCare. The fiscal 2001 contract with TennCare required that a minimum of 85% of capitation revenues be paid to medical service providers.

As a result of other MCOs which had contracts with TennCare ceasing to serve their enrollees or being unable to take on new enrollees, OmniCare-TN was assigned approximately 9,000 members by TennCare in the first half of fiscal 2002 and an additional 40,000 members in February 2002. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal PMPM experience and adversely affected its earnings for the remainder of fiscal 2002. See "2002 Compared to 2001 -- OmniCare-TN Developments" above regarding TennCare's favorable response to OmniCare-TN's requests for risk adjustments and reimbursements to compensate it for such medical expenses.

Medical services expenses for County Care were $2.7 million in the fiscal year ended June 30, 2002, a decrease of $5.1 million (65%) from medical services expenses of $7.8 million in the fiscal year ended June 30, 2001. The County Care MLR for the fiscal year ended June 30, 2002 was 108% compared to 88% for the fiscal year ended June 30, 2001. County Care operations began with inception of the contract in April 1999 and ceased, at the Company's election, upon the contract's September 30, 2001 expiration.

Marketing, general and administrative expenses decreased $1.7 million (5%) to $30.7 million in the fiscal year ended June 30, 2002 from $32.4 million in the fiscal year ended June 30, 2001. This included, however, for OmniCare-TN, $2.0 million of increased claims costs and $1.3 million of increased premium taxes due to OmniCare-TN's significant membership increases. Salaries and wages decreased $1.4 million and promotion and advertising decreased $1.2 million as part of OmniCare-MI's changed operations during its rehabilitation proceedings. General and administrative costs decreased an additional $2.4 million after OmniCare-MI began paying directly most of its general and administrative expenses in the fourth quarter of fiscal year 2002.

Depreciation and amortization decreased $0.2 million (10%) to $1.8 million in the fiscal year ended June 30, 2002 from $2.0 million in the fiscal year ended June 30, 2001.

Interest expense decreased $0.2 million (46%) to $0.2 million in the fiscal year ended June 30, 2002 from $0.4 million in the fiscal year ended June 30, 2001, due to bank debt reduction of $0.6 million and a two percentage point decrease in the prime rate for the majority of the fiscal year.

The Company recorded an impairment loss equal to the $2.4 million remaining carrying value of the patient care software system which it had purchased to fulfill a requirement of the State of Michigan's Office of Financial and Insurance Services to implement such a system for OmniCare-MI. The system was not in use at June 30, 2002 and will not be used by OmniCare-MI because its management agreement with the Company will terminate November 1, 2002.

The Company recognized a loss before income taxes of $10.4 million for the year ended June 30, 2002 compared to a $0.3 million loss before income taxes for the year ended June 30, 2001. The net loss for the year ended June 30, 2002 was $11.0 million, or $1.60 per share, compared to net earnings of $1.2 million, or $0.18 per share, for the year ended June 30, 2001.

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

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

On May 1, 2000, approximately 28,000 members of the Detroit Medical Center's Medicaid managed care program were transferred to OmniCare-MI. The additional membership generated management fee revenue of $4.0 million and $0.6 million in fiscal 2001 and 2000, respectively.

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

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants identify their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Determining reportable medical claims liability is a critical accounting policy of the Company. See Note 2i to the consolidated financial statements contained elsewhere in this annual report.

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

OmniCare-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new OmniCare-TN members disproportionately exceeded OmniCare-TN's normal PMPM experience and adversely affected its earnings for and since that period. OmniCare-TN received from TennCare in fiscal 2001 an adverse selection payment of $0.8 million for such fiscal 2000 expenses.

Medical services expenses for County Care were $7.8 million in the fiscal year ended June 30, 2001, a decrease of $0.3 million (4%) from medical services expenses of $8.1 million in the fiscal year ended June 30, 2000. The County Care MLR for the fiscal year ended June 30, 2001 was 88%. County Care operations began with inception of the contract in April 1999 and ceased, at the Company's election, after the contract's expiration on September 30, 2001.

Marketing, general and administrative expenses increased $2.2 million (7%), to $32.4 million in the fiscal year ended June 30, 2001, from $30.2 million in the fiscal year ended June 30, 2000. The increase was due primarily to increases in wages, benefits and temporary labor costs.

Depreciation and amortization decreased $1.4 million (42%), to $2.0 million in the fiscal year ended June 30, 2001 from $3.4 million in the fiscal year ended June 30, 2000. The Company had previously capitalized costs for internally developed customized software. At June 30, 2001, these costs were fully depreciated and accounted for $1.4 million of fiscal 2001 expense. The Company purchased $3.0 million of property and equipment, the majority of which was not yet placed in service and, therefore, did not have a significant effect on depreciation expense in the fiscal year ended June 30, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had (i) cash and cash equivalents and short-term marketable securities of $18.8 million, compared to $24.8 million at June 30, 2001; (ii) negative working capital of $3.7 million, compared to positive working capital of $3.6 million at June 30, 2001; and (iii) a current assets-to-current liabilities ratio of 0.87-to-1, compared to 1.14-to-1 at June 30, 2001.

Net cash used in operating activities was $3.7 million in fiscal 2002 compared to net cash provided of $17.9 million in fiscal 2001. Investing activities in fiscal 2002 included the purchase of equipment of $1.0 million and the purchase of marketable securities of $19.4 million, offset by proceeds from the sale or maturity of marketable securities of $6.0 million. Debt repayments were $0.6 million in fiscal 2002. Cash and marketable securities decreased by $6.0 million at June 30, 2002 compared to June 30, 2001, due primarily to operating needs of $5.1 million, purchase of fixed assets of $1.0 million and payment of debt of $0.6 million.

Accounts receivable increased by $1.9 million at June 30, 2002 compared to June 30, 2001, primarily due to money due from the State of Tennessee.

Property, plant and equipment decreased by $3.2 million at June 30, 2002 compared to June 30, 2001, due to the recording of an impairment loss on software of $2.4 million, depreciation of $1.8 million and fixed asset additions of $1.0 million.

Medical claims payable increased by $4.6 million over at June 30, 2002 compared to June 30, 2001, which is directly related to the increased membership of OmniCare-TN. Other accounts payable and accruals actually decreased by $1.5 million during fiscal 2002 as OmniCare-MI expenses were being paid.

Effective July 1, 2000, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The contract provided for an approximate 4.5% increase in average premiums at July 1, 2000 and a further 4% increase at July 1, 2001 with future increases to be determined by the State of Tennessee. Such increases were in lieu of the quarterly adverse selection payments previously made by TennCare to compensate managed care organizations for substantial adverse costs incurred due to the nature of the services they offer and their treatment of a high risk population.

On September 20, 2000, the Company made an additional cash contribution of $0.9 million to OmniCare-TN in exchange for additional preferred stock of OmniCare-TN issued to the Company. The cash contribution was made to enable OmniCare-TN to meet minimum statutory requirements for net worth, while allowing OmniCare-TN to utilize the funds for working capital.

At June 30, 2001, OmniCare-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, OmniCare-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. Additionally, a significant competitor of OmniCare-TN ceased doing business in October 2001, and TennCare assigned approximately 40,000 of that plan's members to OmniCare-TN on February 15, 2002. As of September 1, 2002, OmniCare-TN's total enrollment was approximately 120,000 members, almost equally divided between Medicaid enrollees and Non-Medicaid enrollees.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earn fixed administrative fees, are not at risk for medical costs in excess of targets established based on various factors, are subject to increased oversight, may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, and may incur financial penalties for not achieving certain performance requirements. The limited variable administrative fees could reward certain measurable MCO performance in the following areas; third party liability recovery rates; early and periodic screening, diagnosis and treatment (EPSDT) of children; multi-source prescription drug utilization; reduced appeals related to provider access; and successful collaboration on an EPSDT initiative.

OmniCare-TN sought reimbursement from TennCare for exceptionally high medical expenses incurred by new OmniCare-TN enrollees in fiscal year 2002, including for actuarially estimated claims incurred but not yet reported to OmniCare-TN. In response, TennCare amended its contract with OmniCare-TN in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. The amendment states that OmniCare-TN's outside actuary certified the plan required $7.5 million to meet its statutory net worth requirement for the year ended June 30, 2002 and that OmniCare-TN "is a viable HMO under contract with TennCare on the same basis as other comparable HMOs in the program effective July 1, 2002."

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million is not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements.

Pursuant to an agreement between TennCare and OmniCare-TN in October 2002, TennCare further agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002. The ultimate settlement of medical claims may vary from the estimated amounts reflected in the accrual.

Based on OmniCare-TN's significant membership growth, certain cost savings which OmniCare-TN has implemented, the TennCare program's change to ASO effective beginning May 1, 2002 for OmniCare-TN and OmniCare-TN's recently amended TennCare contract, Company management believes that OmniCare-TN has weathered the unusual circumstances of fiscal 2002 and expects OmniCare-TN will be in compliance with its statutory net worth requirements through June 30, 2003 and will have positive net earnings for fiscal 2003.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to OmniCare-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's 18-month stabilization program.

As a Michigan HMO, OmniCare-MI is subject to oversight by the Commissioner of the Office of Financial & Insurance Services of the State of Michigan (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner to serve as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to reform or revitalize OmniCare-MI to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to and since the Order, the Rehabilitator's appointed special deputy has acted as the Chief Executive Officer of OmniCare-MI.

The Order beneficially relieved the Company from further funding OmniCare-MI's capital deficiencies through unsecured loans and forgiving earned management fees. The Order required the Company to continue performing all services under its OmniCare-MI management agreement, which it will continue doing through October 31, 2002. That agreement will terminate November 1, 2002 pursuant to notice received from OmniCare-MI in accordance with its amended rehabilitation plan, which a State circuit court judge approved on July 29, 2002.

The management agreement was amended on December 14, 2001, effective August 1, 2001. The amendment reduced the Company's management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the Company's management fee from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee, which was equivalent to approximately 10% beginning in August 2001, subject to adjustment to appropriately reflect the Company's actual costs of performing the management agreement.

In the fourth quarter of fiscal 2002, OmniCare-MI began paying directly most of its general and administrative expenses, thus reducing both the Company's management fee revenue and marketing, general and administrative expense.

The Company has arranged for a sublease to OmniCare-MI of all of the Company's leased premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement will cost the Company approximately $40,000 per month through the remainder of the lease.

The Company currently has a $2.9 million term loan with Standard Federal Bank, repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.75% at June 30, 2002) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property. The bank has waived the Company's compliance with certain financial covenants for the fiscal quarter ended June 30, 2002, and the bank and the Company have agreed to modify the loan agreement's debt service coverage and net worth covenants for succeeding fiscal quarters.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs related to managing medical costs for the TennCare program and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through June 30, 2003.

RECENTLY ENACTED PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued two new accounting standards which may be applicable in the future to the Company. One of these is Statement of Financial

Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the other is SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities."

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company plans on adopting SFAS No. 144 during fiscal 2003, and management does not believe that SFAS No. 144 will have a material effect on the financial statements of the Company.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company plans on adopting SFAS No. 146 during fiscal year 2003, and management is in the process of determining the impact, if any, of adopting SFAS No. 146.

ITEM 8.  FINANCIAL STATEMENTS

Presented beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 22, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 22, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 22, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 22, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this Form 10-K annual report and have concluded that such disclosure controls and procedures are effective. Subsequent to the date of such evaluation, there have been neither any significant changes in internal controls or in other factors that could significantly affect internal controls nor any corrective actions with regard to significant deficiencies and material weaknesses. See the certifications by the Company's President and Chief Executive Officer and its Chief Financial Officer under "Certifications" below.

                                     PART IV

     ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report

         3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760); (ii) the Company's Form 10-K reports for its fiscal years ended June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2001; (iii) the Company's 10-K/A report filed October 14, 1996; (iv) the Company's Form 10-Q reports for its quarters ended March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, March 31,
     1998 and December 31, 1998; (v) the Company's Form 8-K reports filed with the Commission August 8, 1991, April 23, 1993, May 24, 1993, January 29, 1996, April 19, 1996, October 30, 1997, January 20, 1998 and January 14,
     2000; or (vi) the Company's Form 8-K/A report filed with the Commission July 21, 1993 and November 12, 1997. The Exhibit Index is hereby incorporated by reference into this Item 15.

No reports on Form 8-K were filed with respect to the last three months of fiscal 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION   (Registrant)

By  /s/ Gregory H. Moses, Jr.
     --------------------------------------------
     President and Chief Executive Officer
     (principal executive officer)

Date: October 15, 2002


By  /s/ William E. Jackson, II
     --------------------------------------------
     Chief Financial Officer
     (principal financial officer)

Date: October 15, 2002

                                 CERTIFICATIONS

I, Gregory H. Moses, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of United American Healthcare Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

 /s/ Gregory H. Moses, Jr.
--------------------------------------------
President and Chief Executive Officer
(principal executive officer)

                                 CERTIFICATIONS

I, William E. Jackson, II, certify that:

1. I have reviewed this annual report on Form 10-K of United American Healthcare Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

 /s/ William E. Jackson, II.
--------------------------------------------
Chief Financial Officer
(principal financial officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       Page
Independent Auditors' Report...........................................................................F-2

Consolidated Balance Sheets as of June 30, 2002 and 2001...............................................F-3

Consolidated Statements of Operations for each of the years in the three-year period
     Ended June 30, 2002...............................................................................F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income for
     each of the years in the three-year period ended June 30, 2002....................................F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2002................................................................................F-6

Notes to Consolidated Financial Statements.............................................................F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Detroit, Michigan
October 11, 2002
                                      F-2

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                        JUNE 30,
                                                                                     --------------------------------------------
                                                                                             2002                   2001
                                                                                     --------------------------------------------
     ASSETS
     Current assets
         Cash and cash equivalents                                                     $       2,026          $     21,985
         Marketable securities                                                                16,784                 2,781
         Premium receivables                                                                   1,794                   436
         Other receivables                                                                     2,856                 2,289
         Refundable income taxes                                                                 284                   284
         Prepaid expenses and other                                                              621                   649
         Deferred income taxes                                                                 1,090                 1,360
                                                                                     --------------------------------------------
            Total current assets                                                              25,455                29,784

     Property and equipment, net                                                               2,426                 5,632
     Intangible assets, net                                                                    2,952                 2,952
     Marketable securities                                                                     1,826                 2,426
     Deferred income taxes                                                                         -                   286
     Other assets                                                                                677                   577
                                                                                     --------------------------------------------
                                                                                       $      33,336          $     41,657
                                                                                     ============================================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
         Current portion of long-term debt                                             $       1,032          $        890
         Medical claims payable                                                               24,495                19,815
         Accounts payable and accrued expenses                                                 1,148                 3,138
         Accrued compensation and related benefits                                               788                 1,093
         Other current liabilities                                                             1,784                 1,226
                                                                                     --------------------------------------------
            Total current liabilities                                                         29,247                26,162

     Long-term debt, less current portion                                                      1,837                 2,602
     Accrued rent                                                                                505                   580

     Shareholders' equity
         Preferred stock, 5,000,000 shares authorized; none issued                                 -                     -
         Common  stock,  no  par,  15,000,000  shares  authorized;   6,910,721  and
           6,779,128 issued and outstanding at June 30, 2002 and 2001, respectively           11,407                11,188
         Retained earnings (deficit)                                                          (9,675)                1,288
         Accumulated  other  comprehensive  gain  (loss),  net of deferred  federal
           income taxes                                                                           15                  (163)
                                                                                     --------------------------------------------
                                                                                               1,747                12,313
                                                                                     --------------------------------------------
                                                                                       $      33,336          $     41,657
                                                                                     ============================================


        See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  YEAR ENDED JUNE 30,
                                                                                ----------------------------------------------------
                                                                                     2002               2001               2000
                                                                                ----------------------------------------------------

REVENUES
  Medical premiums                                                                $ 163,094          $ 103,004            $ 86,174
  Management fees                                                                    14,941             26,394              18,769
  Interest and other income                                                           2,082              2,326               4,110
                                                                                ----------------------------------------------------
     Total revenues                                                                 180,117            131,724             109,053

EXPENSES
  Medical services                                                                  155,092             85,738              70,255
  Marketing, general and administrative                                              30,743             32,437              30,224
  Depreciation and amortization                                                       1,800              1,953               3,345
  Interest expense                                                                      216                401                 539
  Loss on disposal of assets                                                          2,411                  -                   -
  Bad debt expense                                                                        -             11,532               3,100
                                                                                ----------------------------------------------------
     Total expenses                                                                 190,262            132,061             107,463
                                                                                ----------------------------------------------------
Earnings (loss) before income tax                                                   (10,145)              (337)              1,590
Income tax expense (benefit)                                                            818             (1,566)                606
                                                                                ----------------------------------------------------
Net earnings (loss)                                                               $ (10,963)         $   1,229            $    984
                                                                                ----------------------------------------------------
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
  NET EARNINGS (LOSS) PER COMMON SHARE                                            $  (1.60)          $    0.18            $   0.15
                                                                                ====================================================
  WEIGHTED AVERAGE SHARES OUTSTANDING                                                 6,839              6,779               6,779
                                                                                ====================================================
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  NET EARNINGS (LOSS) PER COMMON SHARE                                            $  (1.60)          $    0.18            $   0.15
                                                                                ====================================================
  WEIGHTED AVERAGE SHARES OUTSTANDING                                                 7,084              6,808               6,779
                                                                                ====================================================


        See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                           NUMBER                           RETAINED           ACCUMULATED
                                             OF                             EARNINGS              OTHER                TOTAL
                                           COMMON           COMMON        (ACCUMULATED        COMPREHENSIVE         SHAREHOLDERS'
                                           SHARES            STOCK          DEFICIT)          INCOME (LOSS)            EQUITY
                                        -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                    6,948         $ 11,445         $   (925)           $   (160)              $ 10,360

Issuance of common stock                       68               76               --                  --                     76
Repurchase of common stock                   (237)            (369)              --                  --                   (369)

Comprehensive income:
  Net earnings                                 --               --              984                  --                    984
                                        -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                    6,779           11,152               59                (160)                11,051

Issuance of stock options                      --               36               --                  --                     36
Comprehensive income:
  Net earnings                                 --               --            1,229                  --                  1,229

Unrealized loss on marketable
  securities, net of tax of $5                 --               --               --                  (3)                    (3)
                                        -------------------------------------------------------------------------------------------
Total comprehensive income (loss)              --               --            1,229                  (3)                 1,226
                                        -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                    6,779           11,188            1,288                (163)                12,313

Issuance of common stock                      132              219               --                  --                    219
Comprehensive income:
   Net loss                                    --               --          (10,963)                 --                (10,963)
 Unrealized gain on marketable
  securities                                   --               --               --                 178                    178
                                        -------------------------------------------------------------------------------------------

Total comprehensive income (loss)              --               --          (10,963)                178                (10,785)
                                        -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                    6,911         $ 11,407         $ (9,675)           $     15               $  1,747
                                        ===========================================================================================

        See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED JUNE 30,
                                                                     -----------------------------------------------------
                                                                            2002             2001               2000
                                                                     -----------------------------------------------------
OPERATING ACTIVITIES
    Net earnings (loss)                                                $  (10,963)       $    1,229        $      984
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities
    Bad debt expense                                                            -            11,532             3,100
    Loss (gain) on disposal of assets                                       2,411               (18)               18
    (Gain) loss on liquidation of investment                                  166                 -            (2,105)
    Depreciation and amortization                                           1,800             1,953             3,345
    Accrued rent                                                              (75)              (72)              (48)
    Deferred income taxes                                                     556            (1,940)              447
    Stock awards                                                               50                 -                 -
    Changes in assets and liabilities
       Premium receivables                                                 (1,358)            2,036             2,973
       Management fee receivable                                                -            (2,008)           (3,468)
       Other receivables                                                     (567)             (984)             (879)
       Refundable federal income taxes                                          -              (284)                -
       Prepaid expenses and other                                             (72)             (337)              (22)
       Medical claims payable                                               4,680             8,570            (8,565)
       Accounts payable and accrued expenses                               (1,990)           (2,601)            2,780
       Accrued compensation and related benefits                             (305)              333              (513)
       Other current liabilities                                              558               539                86
                                                                     -----------------------------------------------------
       Net cash provided by (used in) operating activities                 (5,109)           17,948            (1,867)
                                                                     -----------------------------------------------------

INVESTING ACTIVITIES
    Purchase of marketable securities                                     (19,388)           (1,265)           (1,255)
    Proceeds from the sale of marketable securities                         5,997               921               125
    Purchase of property and equipment                                     (1,005)           (3,044)           (2,478)
    Proceeds from the sale of property and equipment                            -                21                 3
    Proceeds from liquidation of investment                                     -                 -             1,071
    Issuance of surplus note                                                    -                 -            (4,000)
    Proceeds from collection of note receivable                                 -                 -             8,432
                                                                     -----------------------------------------------------
       Net cash provided by (used in) investing activities                (14,396)           (3,367)            1,898
                                                                     -----------------------------------------------------

FINANCING ACTIVITIES
    Payments made on debt                                                    (623)             (853)           (8,767)
    Repurchase of common stock                                                  -                 -              (369)
    Issuance of common stock                                                  169                 -                76
                                                                     -----------------------------------------------------
       Net cash used in financing activities                                 (454)             (853)           (9,060)
                                                                     -----------------------------------------------------
       Net increase (decrease) in cash and cash equivalents               (19,959)           13,728            (9,029)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             21,985             8,257            17,286
                                                                     -----------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    2,026        $   21,985        $    8,257
                                                                     =====================================================


             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)


                                                                                   YEAR ENDED JUNE 30,
                                                                 -------------------------------------------------
                                                                        2002              2001            2000
                                                                 -------------------------------------------------
          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
               Interest paid                                     $       200      $        401     $       520
                                                                 =================================================
               Income taxes paid                                 $       250      $         58     $         -
                                                                 =================================================
          SUPPLEMENTAL DISCLOSURE OF NON-CASH
             INVESTING AND FINANCING ACTIVITIES
               Investing - Conversion of management
                 fee receivable into a surplus note              $       -        $         -      $     3,678
               Investing - Receipt of marketable
                 securities on liquidation of investment         $       -        $         -      $       892


        See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned operational subsidiary: United American of Tennessee, Inc. ("UA-TN") and Subsidiary. OmniCare Health Plan, Inc. ("OmniCare-TN") is a 75%-owned subsidiary of UA-TN. Also included in the consolidated financial statements during applicable periods are its non-operational wholly owned subsidiaries: United American of Pennsylvania, Inc. ("UA-PA"), Corporate Healthcare Financing, Inc. and Subsidiaries ("CHF"), and United American of Louisiana, Inc. and Subsidiary ("UA-LA"); and its non-operational 80%-owned subsidiary: United American of Florida, Inc. ("UA-FL") and Subsidiary. UltraMedix Healthcare Systems, Inc. ("UltraMedix") was a 51%-owned subsidiary of UA-FL. The Company ceased activities related to UA-FL, UltraMedix and UA-PA in fiscal 1998. The Company sold all of its CHF stock in fiscal 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

     B. USE OF ESTIMATES. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant. The most significant estimates that are susceptible to change in the near term relate to the determination of medical claims payable, realizability of deferred tax assets and recoverability of intangible assets.

     C. CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

     D. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2002 and 2001.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000



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

              Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as adjustment to yield using the yield-to-maturity method. Interest and dividend income is recognized when earned. Realized gains and losses on investments in marketable securities are included in investment income and are derived using the specific identification method for determining the cost of the securities sold; unrealized gains and losses on marketable securities are reported as a separate component of shareholders' equity, net of deferred federal income taxes.

     F. PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures - 5 to 13 years; equipment - 5 years; and computer software - 2 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from 5 to 13 years. The Company uses accelerated methods for income tax purposes. See Note 15 for impairment loss on valuation of patient care software system.

     G. INTANGIBLE ASSETS. Intangible assets resulting from business acquisitions are carried at cost. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

              Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill amortization was not recorded for the year ended June 30, 2002. Amortization expense of $0.7 million, or $0.10 per share, was recorded for the years ended June 30, 2001 and 2000.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000



     H. LONG-LIVED ASSETS. Following the criteria set forth in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values. See Note 15.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000


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

     O. EARNINGS PER SHARE. Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options. The computation of dilutive net loss per share was anti-dilutive in the year ended June 30, 2002; therefore, the amounts reported for basic and dilutive loss per share are the same.

              For the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000, the Company had outstanding stock options of 38,000, 29,030 and zero common shares, respectively, having a dilutive effect on earnings per share.

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

NOTE 3 - ACQUISITIONS AND DISPOSITIONS

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In February 1994, the Company and its wholly owned subsidiary, UA-TN, entered into a long-term agreement to manage OmniCare-TN and, effective July 1994, acquired a 50% equity interest in OmniCare-TN for $1.3 million in cash. Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock and 100% of the preferred stock of OmniCare-TN. This increased the Company's ownership in the voting common stock of OmniCare-TN to 75%. The purchase price for the additional common stock and preferred stock of OmniCare-TN was $0.1 million and $10.9 million, respectively, of which $8.7 million was the conversion of OmniCare-TN debt to the Company into equity and $2.3 million was paid in cash. In July 1998 and September 2000, the Company made additional cash contributions of $0.75 million and $0.9 million, respectively, to OmniCare-TN, in exchange for additional preferred stock of OmniCare-TN.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000


This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of $7.4 million has been recorded as goodwill, and was amortized over ten years on a straight-line basis until July 1, 2001. See Note 2g for further discussion. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority common stock ownership interest. In fiscal 1999, goodwill was reduced by $0.5 million as a result of the utilization of OmniCare-TN's net operating loss carryforwards ("NOL" or "NOLs") generated prior to January 31, 1996. The remaining NOLs related to OmniCare-TN were generated subsequent to January 31, 1996.

NOTE 4 - MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost, of marketable securities as of June 30, 2002 and 2001 is as follows (in thousands):

                                                                       2002           2001
                                                                       ----           ----
             Available for sale - Current:
              Certificates of deposit                           $    15,922     $    2,753
              Equity and other securities                               862             28
                                                              ------------------------------
                                                                     16,784          2,781
                                                              ------------------------------

             Available for sale - Noncurrent:
              Money market                                                -            816
              U.S. government obligations                             1,826          1,610
                                                              ------------------------------
                                                                      1,826          2,426
                                                              ------------------------------
                                                                $    18,610     $    5,207
                                                              ==============================


Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $1.8 million and $2.4 million at June 30, 2002 and 2001, respectively.

NOTE 5 - CONCENTRATION OF RISK

During the years ended June 30, 2002, 2001 and 2000, approximately 91%, 71% and 71%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. TennCare withholds 5% of the Company's monthly capitation payment. TennCare remits the monthly withheld amounts to the Company when certain informational filing requirements are met by the Company. Amounts withheld by TennCare as of June 30, 2002 and 2001 totaled $1.8 million and $0.4 million, respectively.

The Company has had a long-term management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"), which will terminate November 1, 2002. Pursuant to the

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000


management agreement, the Company has provided management and consulting services to OmniCare-MI and was paid a percentage of revenues until August 1, 2001, and thereafter a cost-based fee, to manage the plan. Management fee revenues from OmniCare-MI as a percentage of the Company's total revenues were 8%, 20% and 17% for the years ended June 30, 2002, 2001 and 2000, respectively. See Note 11 for further discussion of the OmniCare-MI management agreement.


NOTE 6 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS


Property and equipment at each June 30 consists of the following (in thousands):

                                                                        2002              2001
                                                               ----------------------------------
        Furniture and fixtures                                   $     2,234       $      2,234
        Equipment                                                     11,729             11,214
        Computer software                                              6,488              8,860
                                                               ----------------------------------
                                                                      20,451             22,308
        Less accumulated depreciation and amortization                18,025             16,676
                                                               ----------------------------------
                                                                 $     2,426       $      5,632
                                                               ==================================


See Note 15 for recording of impairment loss on valuation of the patient care software system.

Intangible assets at each June 30 consists of the following (in thousands):

                                                                        2002            2001
                                                               ----------------------------------
        Goodwill                                                 $     6,972     $     6,972
        Less accumulated amortization                                  4,020           4,020
                                                               ----------------------------------
                                                                 $     2,952     $     2,952
                                                               ==================================



NOTE 7 - SURPLUS NOTES RECEIVABLE


On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI, evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments required approval by the State of Michigan's Office of Financial and Insurance Services ("OFIS") and were payable only from any statutory surplus earnings of OmniCare-MI. The fixed interest rate on the $7.7 million surplus note was 8.5% per annum, and the interest rate on the $4.6 million surplus note was the prime rate (4.75% at June 30, 2002). Interest was payable annually and forfeited if not then paid. Interest income of $0.9 million, $1.1 million and $0.5 million was forfeited for fiscal 2002, 2001 and 2000, respectively. The principal on the notes had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000




On July 31, 2001, as a result of OmniCare-MI's deteriorating financial condition, the Ingham County Circuit Court of the State of Michigan granted a petition by the Commissioner of OFIS to place OmniCare-MI into rehabilitation proceedings. It was expected that such proceedings would result eventually in a court-approved rehabilitation plan for payment of OmniCare-MI's obligations to creditors existing prior to July 31, 2001, dependent upon OmniCare-MI's financial resources. Throughout fiscal 2001, the Company became aware of OmniCare-MI's adverse financial condition. As a result, there existed an inability to determine the probability of collection and the amount that would be potentially realized on the surplus notes outstanding. Therefore, in the third quarter of fiscal 2001, the Company recorded an impairment loss equal to the remaining carrying value of the surplus notes receivable from OmniCare-MI, resulting in $6.9 million of bad debt expense. In fiscal 2000, the Company evaluated the net recoverable value of its surplus notes receivable from OmniCare-MI, considering the estimate of OmniCare-MI's future undiscounted cash flows and statutorily derived surplus earnings and repayments conditioned on OFIS's approval. As a result of this evaluation, the Company recorded an impairment loss on the valuation of the surplus notes, resulting in bad debt expense of $3.1 million for the fiscal year ended June 30, 2000. On July 29, 2002, claims of all creditors holding surplus notes from OmniCare-MI were permanently disallowed by the State circuit court order which approved OmniCare-MI's amended rehabilitation plan.

NOTE 8 - LONG-TERM DEBT

The Company currently has a $2.9 million term loan with Standard Federal Bank repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.75% at June 30, 2002) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property. The bank has waived the Company's compliance with certain financial covenants for the fiscal quarter ended June 30, 2002, and the bank and the Company have agreed to modify the loan agreement's debt service coverage and net worth covenants for succeeding fiscal quarters.

The Company's outstanding debt at each June 30 is as follows (in thousands):

                                                     2002           2001
                                                    ----------------------
Term loan                                           $2,869          $3,492
Less debt payable within one year                    1,032             890
                                                    ----------------------
Long-term debt, less current portion                $1,837          $2,602
                                                    ======================


NOTE 9 - MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $24.5 million and $19.8 million at June 30, 2002 and 2001, respectively, for unpaid claims and medical claims incurred by enrollees but not reported to the Company for payment by the health care providers as of each date. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2002, 2001 and 2000.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000


The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2002, 2001 and 2000 (in thousands):

                                                                2002              2001               2000
                                                           ---------------------------------------------------
 Balance at beginning of fiscal year                       $       19,815    $       11,245     $      19,810

 Incurred losses as related to current year                       157,953            87,396            75,878
 Reserve reversal related to prior year                            (2,861)           (1,658)           (5,623)
                                                           ---------------------------------------------------
 Total losses incurred                                            155,092            85,738            70,255

 Paid claims related to current year                              132,734            67,581            65,437
 Paid claims related to prior year                                 17,678             9,587            13,383
                                                           ---------------------------------------------------
 Total paid claims                                                150,412            77,168            78,820
                                                           ---------------------------------------------------
 Balance at end of fiscal year                             $       24,495    $       19,815     $      11,245
                                                           ===================================================

Under an agreement with an insurer, 80% of inpatient medical claim costs in excess of $0.2 million up to $1.0 million per enrollee per year are paid by the insurer. The reserve reversal related to prior years of $0.8 million and $5.6 million in fiscal 2001 and 2000, respectively, was attributable to UltraMedix Healthcare Systems, Inc. (a Florida managed care organization which had been managed under a long-term agreement by the Company and its majority-owned subsidiary, UA-FL), which ceased operations and was placed in liquidation in March 1998. Company management concluded at March 31, 2000 that the previously established medical claims liability of $6.4 million should be reduced to $0.8 million, and subsequently concluded at March 31, 2001 that such reserve should be zero.

NOTE 10 - INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

                                      2002              2001             2000
                                     -------------------------------------------
Continuing operations:

Current expense                      $   262           $   374           $   159
Deferred expense (credit)             (2,991)             (238)              280
Change in valuation allowance          3,547            (1,702)              167
                                     -------------------------------------------
                                     $   818           $(1,566)          $   606
                                     ===========================================

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000





                                                                     2002             2001            2000
                                                                   -----------------------------------------

Income tax expense (benefit) at the statutory tax rate             $(3,449)           $  (114)       $   540
State and city income tax                                              299                237            115
Utilization of AMT credit                                                -               (284)             -
Tax-exempt interest on municipal bonds                                 (13)               (13)           (14)
Non-deductible goodwill amortization                                     -                242            242
Utilization of NOL carryforward                                          -                  -           (446)
Valuation allowance                                                  3,547             (1,702)           167
Other, net                                                             434                 68              2
                                                                   -----------------------------------------
                                                                   $   818            $(1,566)       $   606
                                                                   =========================================


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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2002. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of June 30, 2002, the net operating loss carryforwards for federal income tax purposes expire from 2011 to 2021.

Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

                                                                                      2002                  2001
                                                                                    ------------------------------
Deferred tax assets
    Accrued rent                                                                    $    172              $    198
    Bad debt expense                                                                   1,360                 1,360
    Deferred compensation                                                                185                   236
    Unrealized net depreciation on marketable securities                                   -                    85
    Net operating loss carryforward of consolidated losses                             3,812                 4,832
    Net operating loss carryforward of purchased subsidiary                            4,998                 1,646
    Alternative minimum tax credit carryforward                                          403                   403
    Property and equipment                                                               820                     -
                                                                                    ------------------------------

Total gross deferred tax assets                                                       11,750                 8,759
    Valuation allowance                                                              (10,660)               (7,113)
                                                                                    ------------------------------
    Net deferred tax asset                                                          $  1,090              $  1,646
                                                                                    ==============================

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has had a long-term management agreement with OmniCare-MI since 1985. OmniCare-MI was related to the Company via certain common officers and directors until July 31, 2001. During the period of such relationship, the agreement provided that: it would expire in December 2010; it was subject to review every five years and could be terminated without cause by OmniCare-MI at the time of the review or by either party with cause; the Company was required to pay certain administrative expenses associated with its activity on behalf of OmniCare-MI; and all costs associated with the management of OmniCare-MI were expensed as incurred.

A court order issued on July 31, 2001 placed OmniCare-MI in rehabilitation. Since that date, pursuant to the court order, the Company has continued to perform the management agreement without interruption and no Company officers or directors have been OmniCare-MI officers or directors. The Company and OmniCare-MI amended the agreement effective as of August 1, 2001, reducing the Company's management fee percentage from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee beginning in August 2001, subject to adjustment to appropriately reflect the Company's costs of performing the contract, and continuing unchanged the agreement's other basic terms. The management agreement will terminate November 1, 2002.

Health insurance for some of the Company's employees was provided by OmniCare-MI. The expense was $0.6 million, $1.0 million and $0.6 million for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company has arranged, in October 2002, for a sublease to OmniCare-MI of all of the Company's leased premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement will cost the Company approximately $40,000 per month through the remainder of the lease.

NOTE 12 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective April 1, 2001, the Company has matched 50% of an employee's contribution up to 4% of the employee's salary. Prior to April 1, 2001, the Company matched 1% of compensation. Expenses related to the 401(k) plan were $94,000, $40,000 and $26,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions for the years ended June 30, 2002 and 2001 were zero each year.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company has an aggregate of 500,000 common shares reserved for issuance upon exercise of options under the 1998 Plan. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999, May 3, 2001 and November 30, 2002, nonqualified options for a total of 325,000, 26,000, 5,000, 8,000, 50,000 and 75,000 common shares, respectively, were granted under the 1998 Plan. The exercise prices of the options range from $0.63 to $5.08.

Independent of any stock option plan, on May 11, 1998 the Company granted nonqualified stock options for 100,000 common shares to the Company's President and reserved that number of common shares for issuance upon exercise of such options. Such options expire May 11, 2003 and were fully exercisable beginning May 11, 2000 at a price of $1.38 per share. In addition, a stock award of 6,993 shares was granted to the Company's President on February 2, 2002, valued at $7.15 per share.

SFAS No. 123 prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for fiscal 2002, 2001 and 2000 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                2002             2001                 2000
                                                            -------------------------------------------------
Earnings (loss) from continuing operations:
 As reported                                                $  (10,963)        $    1,229          $      984
 Pro forma                                                  $  (11,207)        $    1,211          $      979
Earnings (loss) from continuing operations per
share (Basic and Diluted):
 As reported                                                $    (1.60)        $     0.18          $     0.15
 Pro forma                                                  $    (1.64)        $     0.18          $     0.15
                                                            -------------------------------------------------

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002: dividend yield of 0%; expected volatility of 104.33%; risk free interest rate of 5.35%; and expected life of 10 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

Information regarding the stock options for fiscal 2002, 2001 and 2000 follows (in thousands except exercise prices and years):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000

                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                         --------------------------------------------------------------------------------------------
                                                                 AVERAGE             NUMBER OF          WEIGHTED
                                           WEIGHTED             REMAINING             SHARES             AVERAGE
                                           AVERAGE           CONTRACTUAL LIFE     EXERCISABLE AT        EXERCISE
                           SHARES       EXERCISE PRICE       AT JUNE 30, 2002      JUNE 30, 2002          PRICE
                         --------------------------------------------------------------------------------------------
Options
outstanding at
June 30, 2000                 458            $  1.54           7.3 years                434             $  1.56
Granted                        50               0.63           9.0 years                 50                0.63
Exercised                       -                  -               -                      -                   -
Expired                         -                  -               -                      -                   -
Forfeited                     (13)              1.23               -                      -                   -
                         --------------------------------------------------------------------------------------------
Options
outstanding at
June 30, 2001                 495            $  1.46           7.7 years                484             $  1.46
Granted                        75               5.08           9.3 years                 75                5.08
Exercised                    (125)              0.63               -                   (125)               0.63
Expired                         -                  -               -                      -
Forfeited                      (9)              1.25               -                      -                   -
                         --------------------------------------------------------------------------------------------
Options
outstanding at
June 30, 2002                 436            $  2.08           7.2 years                434             $  2.08
                         --------------------------------------------------------------------------------------------

Options for 38,000 common shares were available for grant at the end of fiscal 2002.

NOTE 13 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through May 2005. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense charged to operations for the years ended June 30, 2002, 2001 and 2000 totaled $1.9 million, $1.7 million and $1.6 million, respectively.

The Company has arranged for a sublease to OmniCare-MI of all of the Company's leased premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement will cost the Company approximately $40,000 per month through the remainder of the lease.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000



NOTE 14 - SUBSEQUENT EVENT AND LIQUIDITY

Subsequent to June 30, 2002, OmniCare-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them, in September 2002. Pursuant to the amendment:

     - Retroactively effective July 1, 2001 through April 30, 2002, OmniCare-TN elected to operate under a shared risk arrangement, under which gains or losses are shared with the State of Tennessee;

     - retroactively effective beginning May 1, 2002, OmniCare-TN is reimbursed under an administrative services only agreement with no risk of medical loss; and

     - the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002.

Pursuant to an agreement with OmniCare-TN in October 2002, the State of Tennessee further agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002.

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million is not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements.

Based on the foregoing, management believes that OmniCare-TN will be in compliance with its statutory net worth requirements through June 30, 2003. In addition, as discussed in Note 8, the Company's bank lender has waived the Company's compliance with certain financial covenants for the fiscal quarter ended June 30, 2002, and the bank and the Company have agreed to modify the loan agreement's debt service coverage and net worth covenants for succeeding fiscal quarters.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs related to managing medical costs for the TennCare program and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through June 30, 2003.


NOTE 15 - LOSS ON DISPOSAL OF ASSETS

In the fourth quarter of fiscal 2002, the Company recorded an impairment loss equal to the $2.4 million remaining carrying value of the patient care software system which it had purchased to fulfill a requirement of the State of Michigan's Office of Financial and Insurance Services to implement such a system for OmniCare-MI. This software system was not in use at June 30, 2002 and will

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000

not be used for OmniCare-MI because its management agreement with the Company will terminate November 1, 2002.

NOTE 16 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the years ended June 30, 2002 and 2001 (in thousands, except per share data):

  ------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED
                                ------------------------------------------------------------------
                                   JUNE 30,        MARCH 31,        DEC. 31,         SEPT. 30,         TOTAL
                                ---------------------------------------------------------------------------------
  2002
  -----------------------------
  Total revenues                 $   54,000       $   45,862       $   38,678        $   41,577      $  180,117
  Net earnings (loss)               (14,414)             299            1,033             2,119         (10,963)
  Net earnings (loss)
   per common share
    assuming dilution            $   (2.10)       $    0.04        $    0.15         $    0.31       $   (1.60)

  2001
  -----------------------------
  Total revenues                 $   33,554       $   34,019       $   33,343        $   30,808      $  131,724
  Net earnings (loss)                 4,463           (5,838)             939             1,665           1,229
  Net earnings (loss) per
  common share
    assuming dilution            $    0.65        $   (0.86)       $    0.14         $    0.25       $    0.18
  ---------------------------------------------------------------------------------------------------------------

In the quarter ended June 30, 2001, the Company made the following significant adjustments: (i) reduced the valuation allowance previously recorded against a portion net operating loss carryforwards, resulting in current and long-term deferred tax assets totaling $1.6 million.

In the quarter ended June 30, 2002, the Company made the following significant adjustments: (i) increase in medical expenses of $11.2 million due to an increase in the medical loss ratio from 87% to 95% and (ii) loss of $2.4 million for the write-down of a claims conversion system.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000

NOTE 17 - SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations is as follows (in thousands):

------------------------------------------------------------------------------------------------------------------
                                          MANAGEMENT          HMOS &           CORPORATE &      CONSOLIDATED
     2002                                COMPANIES (1)    MANAGED PLANS (2)    ELIMINATIONS        COMPANY
------------------------------------------------------------------------------------------------------------------
Revenues - external customers           $    14,941        $   163,094       $         -       $  178,035

Revenues - intersegment                      16,191                  -           (16,191)            -
Interest and other income                       (13)             2,095                              2,082
                                        --------------------------------------------------------------------------
Total revenues                          $    31,119        $   165,189       $   (16,191)      $  180,117
==================================================================================================================
Interest expense                        $       216        $         -       $         -       $      216
Loss on disposal of assets                    2,411                  -                 -            2,411
Operating (losses) earnings                    (398)            (9,747)                -          (10,145)
Segment assets                               29,485             23,836           (19,985)          33,336
Purchase of equipment and
  capitalized software                        1,005                  -                 -            1,005
Depreciation and amortization                 1,800                  -                 -            1,800
==================================================================================================================
     2001
------------------------------------------------------------------------------------------------------------------
Revenues - external customers           $    26,394        $   103,004       $         -       $  129,398
Revenues - intersegment                      11,731                  -           (11,731)               -
Interest and other income                       571              1,862              (107)           2,326
                                        --------------------------------------------------------------------------
Total revenues                          $    38,696            104,866       $   (11,838)      $  131,724
==================================================================================================================
Interest expense                        $       401        $         -       $         -       $      401
Bad debt expense                             11,532                  -                 -           11,532
Operating (losses) earnings                  (4,767)             5,246              (817)            (337)
Segment assets                               30,194             29,714           (18,251)          41,657
Purchase of equipment and
  capitalized software                        3,044                  -                 -            3,044
Depreciation and amortization                 1,242                  -               711            1,953
==================================================================================================================
     2000
------------------------------------------------------------------------------------------------------------------
Revenues - external customers           $    18,769        $    86,174       $         -       $  104,943
Revenues - intersegment                      12,502                  -           (12,502)               -
Interest and other income                     3,064              1,419              (373)           4,110
                                        --------------------------------------------------------------------------
Total revenues                          $    34,335        $    87,593       $   (12,875)      $  109,053
==================================================================================================================
Interest expense                        $       539        $         -       $         -       $      539
Bad debt expense                              3,100                  -                 -            3,100
Operating (losses) earnings                  (2,273)             4,574              (711)           1,590
Segment assets                               28,350             13,813            (7,354)          34,809
Purchase of equipment and
  capitalized software                        2,478                  -                 -            2,478
Depreciation and amortization                 2,634                  -               711            3,345
------------------------------------------------------------------------------------------------------------------

(1) Management Companies: United American Healthcare Corporation (2002, 2001,
    2000), United American of Tennessee, Inc. (2002, 2001, 2000), United American of Pennsylvania, Inc. (2000), and United American of Florida, Inc. (2001, 2000).

(2) HMOs and Managed Plans: OmniCare Health Plan of Tennessee (2002, 2001, 2000) and County Care (through September 30, 2001, 2000).

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000

NOTE 18 - RECENTLY ENACTED PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued two new accounting standards which may be applicable in the future to the Company. One of these is Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the other is SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities."

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company plans on adopting SFAS No. 144 during fiscal 2003, and management does not believe that SFAS No. 144 will have a material effect on the financial statements of the Company.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company plans on adopting SFAS No. 146 during fiscal year 2003, and management is in the process of determining the impact, if any, of adopting SFAS No. 146.

                                 EXHIBIT INDEX


   EXHIBIT         DESCRIPTION OF DOCUMENT                       INCORPORATED HEREIN BY                   FILED
   NUMBER                                                             REFERENCE TO                      HEREWITH
   -----------------------------------------------------------------------------------------------------------------
   3.1             Restated Articles of Incorporation    Exhibit  3.1 to the  Registrant's  Form S-1
                   of Registrant                         Registration     Statement     under    the
                                                         Securities   Act  of  1933,   as   amended,
                                                         declared   effective  on  April  23,  1991"
                                                         ("1991 S-1")

   3.1(a)          Certificate of Amendment to the       Exhibit 3.1(a) to 1991 S-1
                   Articles of Incorporation of
                   Registrant

   3.2             Amended and Restated Bylaws of        Exhibit 3.2 to the  Registrant's  1993
                   Registrant                            Form 10-K

   4.1             Incentive and Non-Incentive Stock     Exhibit 4.1 to the  Registrant's  1995
                   Option Plan of Registrant effective   Form 10-K
                   March 25, 1991, as amended

   4.2             Form of Common Share Certificate      Exhibit 4.2 to the  Registrant's  1995
                                                         Form 10-K

   10.1            Employees' Retirement Plan for        Exhibit 10.1 to 1991 S-1
                   Registrant dated May 1, 1985, with
                   First Amendment thereto and Summary
                   Plan Description therefore

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

   10.3            Management Agreement between U.A.     Exhibit 10.3 to 1991 S-1
                   Health Care Corporation and
                   Personal Physician Care, Inc. dated
                   March 18, 1987

   10.4            Amendment dated February 16, 1993     Exhibit 10.5 to the Registrant's  1995
                   to Management Agreement between       Form 10-K
                   United American Healthcare
                   Corporation and Personal Physician
                   Care, Inc. dated March 18, 1987


   10.5            Amendment dated June 16, 1994 to      Exhibit 10.4 to the Registrant's  1994
                   Management Agreement between U.A.     Form 10-K
                   Health Care Corporation and
                   Personal Physician Care, Inc. dated
                   March 18, 1987

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

   10.8            Amendment dated September 4, 1995     Exhibit 10.9 to the Registrant's  1995
                   to Management Agreement between       Form 10-K
                   UltraMedix Healthcare Systems, Inc.
                   and United American of Florida,
                   Inc. dated February 1, 1995

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

   10.11           Amendment dated December 8, 1993 to   Exhibit 10.8 to the Registrant's  1994
                   Lease agreement between 1155          Form 10-K
                   Brewery Park Limited Partnership
                   and Registrant dated July 24, 1991


   10.12           Amendment dated April 15, 1993 to     Exhibit  10.13 to  Registrant's  1995
                   Lease Agreement between 1155          Form 10-K
                   Brewery Park Limited Partnership
                   and Registrant dated July 24, 1991

   10.13           Lease Agreement between Baltimore     Exhibit 10.7 to the Registrant's  1993
                   Center Associates Limited             Form 10-K
                   Partnership and Corporate
                   Healthcare Financing, Inc. dated
                   August 24, 1988, as amended April
                   12, 1993, effective the later of
                   May 1, 1993 or the date premises
                   are ready for occupancy

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

   10.30           Ernst & Young LLP Report of           Exhibit  10.30 to  Registrant's  1998  Form
                   Independent Auditors as of June 30,   10-K
                   1996

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

   10.54           Business Loan Agreement between       Exhibit 10.54 to Registrant's 2001
                   Registrant and Michigan National      Form 10-K
                   Bank dated September 25, 2000

   10.55           Promissory Note of Registrant to      Exhibit 10.55 to Registrant's 2001
                   Michigan National Bank dated          Form 10-K
                   September 25, 2000

   10.56           Security Agreement between            Exhibit 10.56 to Registrant's 2001
                   Registrant and Michigan National
                   Bank dated September 25, 2000         Form 10-K

   10.57           Amendment of Business Loan            Form 10-Q for the Quarter Ended December
                   Agreement with Standard Federal       31, 2001, filed February 14, 2002
                   Bank N.A., dated November 29, 2001
                   and effective September 30, 2001.

   10.58           Amended and Restated Promissory       Form 10-Q for the Quarter Ended December
                   Note to Standard Federal Bank N.A.,   31, 2001, filed February 14, 2002
                   dated November 29, 2001 and
                   effective September 30, 2001.

   10.59           Amendment to Management Agreement     Form 10-Q for the Quarter Ended December
                   with OmniCare Health Plan dated       31, 2001, filed February 14, 2002
                   December 14, 2001 and effective
                   August 1, 2001.

   10.60           Amendment of Business Loan                                                               *
                   Agreement with Standard Federal
                   Bank N.A., dated October 11, 2002

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

   16.4            Concurring Letter regarding change    Form 8-K filed January 20, 1998
                   in Certifying Accountants dated
                   January 16, 1998, from Arthur
                   Andersen LLP

   21              Subsidiaries of the Registrant                                                           *

   99.1            Press Release dated January 12, 1998  Form 8-K filed January 20, 1998

   99.2            Press Release dated January 6, 2000   Form 8-K filed January 14, 2000

   99.3            Certification Pursuant to                                                                *
                   18 U.S.C. Section 1350