Form 10-Q
period 2002-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2002-11-13
CIK 867963

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2002
Commission File Number: 000-18839

United American Healthcare Corporation
(Exact Name of Registrant as Specified in Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2526913 (I.R.S. Employer Identification No.)

1155 Brewery Park Boulevard, Suite 200
Detroit, Michigan 48207
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (313) 393-0200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X           No

The number of outstanding shares of Registrant’s common stock as of November 13, 2002 was 6,911,268

As filed with the Securities and Exchange Commission on November 13, 2002

United American Healthcare Corporation

Form 10-Q

Part I.

Item 1. Unaudited Condensed Consolidated Financial Statements

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2002	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,585	$2,026
Marketable securities	862	16,784
Accounts Receivable — State of Tennessee	1,005	1,794
Other receivables	1,941	2,856
Refundable federal income taxes	284	284
Prepaid expenses and other	589	621
Deferred income taxes	655	1,090

Total current assets	7,921	25,455
Property and equipment, net	2,125	2,426
Intangible assets, net	2,952	2,952
Marketable securities	1,826	1,826
Other assets	677	677

	$15,501	$33,336

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$1,077	$1,032
Medical claims payable	5,047	24,495
Accounts payable and accrued expenses	1,289	1,148
Accrued compensation and related benefits	720	788
Other current liabilities	1,232	1,784

Total current liabilities	9,365	29,247
Long-term debt, less current portion	1,525	1,837
Accrued rent	462	505
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued
Common stock, no par, 15,000,000 shares authorized; 6,911,268 and 6,910,721 issued and outstanding at September 30, 2002 and June 30, 2002, respectively	11,407	11,407
Retained deficit	(7,273)	(9,675)
Accumulated other comprehensive gain, net of deferred income taxes	15	15

Total Shareholders’ equity	4,149	1,747

	$15,501	$33,336

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three months ended
	September 30,
	2002	2001

Revenues
Medical premiums	$2,692	$35,513
Fixed administrative fees	4,083	—
Management fees from related party	2,570	5,654
Interest and other income	339	410

Total revenues	9,684	41,577
Expenses
Medical services	—	30,350
Marketing, general and administrative	5,920	8,048
Bad debt expense	541	—
Depreciation and amortization	339	553
Interest expense	54	66

Total expenses	6,854	39,017

Earnings before income taxes	2,830	2,560
Income tax expense	428	441

Net earnings	$2,402	$2,119

Net earnings per common share — basic
Net earnings per common share	$0.35	$0.31

Weighted average shares outstanding	6,911	6,779

Net earnings per common share — diluted
Net earnings per common share	$0.34	$0.31

Weighted average shares outstanding	7,091	6,807

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three months ended
	September 30,
	2002	2001

Cash flows from operating activities
Net earnings	$2,402	$2,119
Adjustments to reconcile net earnings to net cash provided by operating activities Depreciation and amortization	339	553
Accrued rent	(43)	(19)
Deferred income taxes	435	380
Changes in assets and liabilities	(18,191)	1,607

Net cash provided by (used in) operating activities	(15,058)	4,640
Cash flows from investing activities
Sale (purchase) of marketable securities	15,922	(1,067)
Purchase of property and equipment	(39)	(386)

Net cash provided by (used in) investing activities	15,883	(1,453)
Cash flows from financing activities
Payments made on long-term debt	(266)	(118)

Net cash used in financing activities	(266)	(118)

Net increase in cash and cash equivalents	559	3,068
Cash and cash equivalents at beginning of period	2,026	21,985

Cash and cash equivalents at end of period	$2,585	$25,054

Supplemental disclosure of cash flow information
Interest paid	$42	$46

Income taxes paid	$0	$110

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2002 and 2001

NOTE 1 — BASIS OF PREPARATION

The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and all of its majority-owned subsidiaries, together referred to as the “Company”. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 — COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

	Three months ended
	September 30,

	2002	2001

Net earnings	$2,402	$2,119
Realized holding gains, net of deferred federal income taxes	—	—

Comprehensive income	$2,402	$2,119

The components of accumulated other comprehensive income, included in shareholders’ equity at September 30, 2002 and June 30, 2002, include net unrealized holding gains and losses, net of deferred federal income taxes.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements — Continued
September 30, 2002 and 2001

NOTE 3 — LONG-TERM DEBT

The Company currently has a $2.6 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank’s prime rate (4.75% at September 30, 2002) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company’s personal property.

The Company’s outstanding debt is as follows (in thousands):

	September 30, 2002	June 30, 2002

Term loan	$2,602	$2,869
Less debt payable within one year	1,077	1,032

Long-term debt, less current portion	$1,525	$1,837

NOTE 4 — NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 — BAD DEBT EXPENSE

Management has determined the collectability of approximately $541,000 of other receivables is doubtful, and as a result, has charged bad debt expense.

NOTE 6 — EFFECTIVE TAX RATE

The Company’s effective tax rate for the first quarter of fiscal 2003 is 15% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards which reduced the effective tax rate by 18 basis points. Furthermore, the release of certain tax liabilities that were deemed to no longer be needed reduced the effective tax rate by another 1 basis point. In the first quarter of fiscal 2002, the effective tax rate was 17%, principally impacted by the Company’s net operating loss carryforward position.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements — Continued
September 30, 2002 and 2001

NOTE 7 — CHANGE IN TENNCARE CONTRACT

For all its contracted managed care organizations (“MCOs”), the State of Tennessee, doing business as TennCare, changed its reimbursement system to an administrative services only (“ASO”) program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs — including OmniCare Health Plan, Inc., in Tennessee (“OmniCare-TN”), a MCO 75% owned by the Company’s wholly owned subsidiary — have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, and may incur financial penalties for not achieving certain performance requirements. TennCare has stated it intends to return to a full-risk system after the end of the 18-month stabilization period at January 1, 2004.

NOTE 8 — CONTRACTUAL RISK AGREEMENT AND LIQUIDITY

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million was not recorded in the Company’s fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements. Based on the actuarily estimated accrued medical claims liability which has been used in computing OmniCare-TN’s statutory net worth requirement as of June, 30, 2002, $7.5 million should be reimbursed

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements — Continued
September 30, 2002 and 2001

by the State of Tennessee pursuant to the TennCare amendment described above. Should actual claims experience be more or less than the accrued $24.0 million medical claims liability at June 30, 2002, the change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. At September 30, 2002 $2.7 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare TN. As of November 8, 2002, an additional $1.7 million in such medical claims were processed, and the same amount will be recognized as revenue in the fiscal quarter ending December 31, 2002.

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

NOTE 9 — GOODWILL

Goodwill resulting from business acquisitions is carried at cost. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill amortization was not recorded for the three months ended September 30, 2002 and 2001.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements — Continued
September 30, 2002 and 2001

NOTE 10 — UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations, as of and for the three months ended September 30, 2002 and 2001, is as follows (in thousands):

	Management	HMOs &	Corporate &	Consolidated
September 30, 2002	Companies (1)	Managed Plans (2)	Eliminations	Company

Revenues — external customers	$2,570	$6,775	$—	$9,345
Revenues — intersegment	3,266	—	(3,266)	—
Interest and other income	64	275	—	339

Total revenues	$5,900	$7,050	$(3,266)	$9,684

Interest expense	$54	$—	$—	$54
Operating (loss) earnings	(796)	3,626	—	2,830
Segment assets	24,546	7,049	(16,094)	15,501
Purchase of equipment	39	—	—	39
Depreciation and amortization	339	—	—	339

September 30, 2001
Revenues — external customers	$5,654	$35,513	$—	$41,167
Revenues — intersegment	3,345	—	(3,345)	—
Interest and other income	23	387	—	410

Total revenues	$9,022	$35,900	$(3,345)	$41,577

Interest expense	$66	$—	$—	$66
Operating earnings	1,144	1,416	—	2,560
Segment assets	32,597	32,477	(20,140)	44,934
Purchase of equipment	386	—	—	386
Depreciation and amortization	$553	$—	$—	$553

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee.

(2)	HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee and County Care.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Financial Review discusses the Company’s results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this quarterly report.

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations (“HMOs”) in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan (“OmniCare-MI”), an HMO administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI’s capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator’s filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company’s only managed plan is OmniCare Health Plan, Inc. (“OmniCare-TN”), an HMO which is 75% owned by the Company’s wholly owned subsidiary. As of September 30, 2002 there were approximately 120,000 enrollees in OmniCare-TN.

Total revenues decreased $31.9 million (77%), to $9.7 million for the quarter ended September 30, 2002 compared to $41.6 million for the quarter ended September 30, 2001, principally as the result of a change in the reimbursement system of TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. For all its contracted managed care organizations (“MCOs”), TennCare changed its reimbursement system to an administrative services only (“ASO”) program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs — including OmniCare-TN — have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, and may incur financial penalties for not achieving certain performance requirements. (Incidentally, such ASO period began May 1, 2002 for OmniCare-TN pursuant to an amendment to its TennCare contract.) TennCare has stated it intends to return to a full-risk system after the end of the 18-month stabilization period at January 1, 2004.

Total expenses decreased $32.1 million (82%), to $6.9 million for the quarter ended September 30, 2002 compared to $39.0 million for the quarter ended September 30, 2001, principally due to the TennCare ASO program for OmniCare-TN discussed above.

Earnings before income taxes were $2.8 million for the quarter ended September 30, 2002, a $0.2 million increase (8%) from $2.6 million for the quarter ended September 30, 2001. Net earnings were $2.4 million, or $0.35 per basic share, for the quarter ended September 30, 2002 compared to $2.1 million, or $0.31 per basic share, for the quarter ended September 30, 2001. The increase in net earnings of $0.3 million, or $0.04 per basic share, is primarily due to a contractual amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In this amendment, TennCare agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million was not recorded in the Company’s fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements. Based on the actuarily estimated accrued medical claims liability which has been used in computing OmniCare-TN’s statutory net worth requirement as of June, 30, 2002, $7.5 million should be reimbursed by the State of Tennessee pursuant to the TennCare amendment described above. Should actual claims experience be more or less than the accrued $24.0 million medical claims liability at June 30, 2002, the change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. At September 30, 2002, $2.7 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare TN. As of November 8, 2002, an additional $1.7 million in such medical claims were processed, and the same amount will be recognized as revenue in the fiscal quarter ending December 31, 2002.

For Three Months Ended September 30, 2002 Compared to
Three Months Ended September 30, 2001

Medical premium revenues were $2.7 million in the three months ended September 30, 2002, a decrease of $32.8 million (92%) from $35.5 million in the three months ended September 30, 2001. The $2.7 million of medical premium revenues represent the portion of the earlier described $7.5 million receivable processed in the quarter ended September 30, 2002. The decrease from the prior year came from OmniCare-TN as the result of TennCare’s changing its reimbursement system to an ASO program for an 18-month stabilization period beginning July 1, 2002, as described under “Overview” above. Fixed administrative fees related to the ASO program were $4.1 million for the quarter ended September 30, 2002.

Management fees were $2.6 million in the three months ended September 30, 2002, a decrease of $3.1 million (54%) from fees of $5.7 million in the three months ended September 30, 2001. This was attributable to an amendment of the OmniCare-MI management agreement as a consequence of the court order that placed OmniCare-MI in rehabilitation on July 31, 2001. Specifically, the OmniCare-MI management agreement was amended on December 14, 2001, effective August 1, 2001 (the second month of fiscal 2002). Pursuant to the amendment, OmniCare-MI paid all of its own expenses commencing as of August 1, 2001, except for personnel, rent and depreciation, which the Company continued to pay. The amendment reduced the Company’s management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the management fee from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee, which was equivalent to approximately 10% beginning in August 2001, subject to adjustment to reflect the Company’s actual costs of performing the management agreement. Because the fiscal quarter ended September 30, 2001 included one month (July 2001) at the pre-reduction 14% management fee, subsequent fiscal quarters are to that extent not comparable with such quarter.

Because of TennCare’s new ASO reimbursement system, there were no medical services expenses in the three months ended September 30, 2002, as compared with medical services expenses of $30.3 million in the three months ended September 30, 2001. The percentage of medical services expenses to medical premium revenues — the medical loss ratio (“MLR”) — was 85% for the three-month period ended September 30, 2001 for OmniCare-TN. Effective July 1, 2000, OmniCare-TN’s new contract with TennCare required a minimum of 85% of capitated revenue to be paid to medical services providers.

Marketing, general and administrative expenses decreased approximately $2.1 million (26%), to $5.9 million for the three months ended September 30, 2002 from $8.0 million for the three months ended September 30, 2001. The decrease was principally due to the amendment in the Omnicare-MI management agreement for reimbursement of expenses as discussed above.

The Company recognized bad debt expense of $0.5 million for the three months ended September 30, 2002. Management has determined the collectability of certain receivables is doubtful, and as a result, has charged bad debt expense.

Depreciation and amortization expense decreased $0.2 million (40%), to $0.3 million for the three months ended September 30, 2002 from $0.5 million for the three months ended September 30, 2001. This decrease was principally due to the full write-down of a patient care software system in the fourth quarter of fiscal year 2002.

Interest expense decreased $0.01 million (17%), to $0.05 million for the three months ended September 30, 2002 from $0.06 million for the three months ended September 30, 2001, due to debt reduction and decreases in the prime rate.

Income tax expense decreased $0.01 million (2%), to $0.43 million for the three months ended September 30, 2002 from $0.44 million for the three months ended September 30, 2001. The Company’s effective tax rate for the first quarter of fiscal 2003 is 15% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards which reduced the effective tax rate by 18 basis points. Furthermore, the release of certain tax liabilities that were deemed to no longer be needed reduced the effective tax rate by another 1 basis point. In the first quarter of fiscal 2002, the effective tax rate was 17%, principally impacted by the Company’s net operating loss carryforward position.

The Company recognized earnings before income taxes of $2.8 million for the three months ended September 30, 2002, compared to earnings before income taxes of $2.6 million for the three months ended September 30, 2001. Net earnings were $2.4 million, or $0.35 per basic share, for the three months ended September 30, 2002, compared to net earnings of $2.1 million, or $0.31 per basic share, for the three months ended September 30, 2001, an increase of $0.3 million, or $0.04 per basic share. The increase in earnings is primarily due to a contractual amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In this amendment, TennCare agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million was not recorded in the Company’s fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements. Based on the actuarily estimated accrued medical claims liability which has been used in computing OmniCare-TN’s statutory net worth requirement as of June, 30, 2002, $7.5 million should be reimbursed by the State of Tennessee pursuant to the TennCare amendment described above. Should actual claims experience be more or less than the accrued $24.0 million medical claims liability at June 30, 2002, the change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. At September 30, 2002 $2.7 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare-TN. As of November 8, 2002, an additional $1.7 million in such medical claims were processed, and the same amount will be recognized as revenue in the fiscal quarter ending December 31, 2002.

Liquidity and Capital Resources

At September 30, 2002, the Company had (i) cash and cash equivalents and short-term marketable securities of $3.4 million, compared to $18.8 million at June 30, 2002; (ii) working capital deficit of $(1.4) million, compared to a working capital deficit of $(3.8) million at June 30, 2002; and (iii) a current assets-to-current liabilities ratio of 0.85-to-1, compared to 0.87-to-1 at June 30, 2002. The principal source of funds for the Company during the three months ended September 30, 2002 was $15.9 million provided from net investing activities. The principal uses of funds for the period were $19.4 million for payment of medical claims and $0.3 million for debt repayment. Positive cash flow was $0.5 million compared to $3.1 million for the comparable quarter a year earlier.

Accounts receivable decreased by $0.8 million at September 30, 2002 compared to June 30, 2002, primarily because of TennCare’s new ASO reimbursement system discussed above.

Property, plant and equipment decreased by $0.3 million at September 30, 2002 compared to June 30, 2002, due to the recording of depreciation of $0.3 million and fixed asset additions of $0.03 million.

Medical claims payable decreased by $19.4 million at September 30, 2002 compared to June 30, 2002, which is directly related to the payment of OmniCare-TN medical claims processed during the period.

Item 4. Controls and Procedures

The Company’s President and Chief Executive Officer, Gregory H. Moses, Jr., and the Company’s Chief Financial Officer, Stephen D. Harris, have evaluated the Company’s internal controls and disclosure controls systems within 90 days of the filing of this report. Messrs. Moses and Harris have concluded that the Company’s disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company’s disclosure controls system and reporting process are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Since Messrs. Moses’ and Harris’ most recent review of the Company’s internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

Part II.

Item 5. Other Information

(A)	Exhibit 10.61 filed with this Form 10-Q report, an amendment dated October 11, 2002 to the Company’s Business Loan Agreement with Standard Federal Bank, N.A., is in addition to Exhibit 10.60 which was filed with the Company’s Form 10-K Annual Report for the fiscal year ended June 30, 2002.
(B)	Cautionary Statement Regarding Forward-Looking Statements

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

Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

1.	Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.

2.	Discontinuation of, limitations upon, or restructuring of government-funded programs, including but not limited to the TennCare program.

3.	Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.

4.	Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.

5.	Failure to obtain new customer bases or retain existing customer bases or reductions in work force by existing customers.

6.	Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.

7.	Adverse publicity and media coverage.

8.	Inability to carry out marketing and sales plans.

9.	Loss or retirement of key executives.

10.	Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.

11.	The selection by employers and individuals of higher co-payment/deductible/ coinsurance plans with relatively lower premiums or margins.

12.	Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.

13.	Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or MIS expenditures.

14.	Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.

15.	Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).

16.	Adverse results from significant litigation matters.

17.	Inability to maintain or obtain satisfactory bank loan credit arrangements.

18.	Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.61	Amendment of Business Loan Agreement with Standard Federal Bank N.A., dated October 11, 2002 and effective September 30, 2002.

	99.1	Certification of Gregory H. Moses, Jr., Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Stephen D. Harris, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation

Dated:	November 13, 2002	By:	/s/ Gregory H. Moses, Jr. Gregory H. Moses, Jr. President & Chief Executive Officer

Dated:	November 13, 2002	By:	/s/ Stephen D. Harris Chief Financial Officer & Treasurer

I, Gregory H. Moses, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of United American Healthcare Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Gregory H. Moses, Jr. President and Chief Executive Officer (principal executive officer)

I, Stephen D. Harris, certify that:

1. I have reviewed this quarterly report on Form 10-Q of United American Healthcare Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Stephen D. Harris Chief Financial Officer (principal financial officer)

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.61	Amendment of Business Loan Agreement with Standard Federal Bank N.A., dated October 11, 2002 and effective September 30, 2002.

EX-99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002