Form 10-Q
period 2002-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2003-02-12
CIK 867963

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED DECEMBER 31, 2002
                        Commission File Number: 000-18839



                     UNITED AMERICAN HEALTHCARE CORPORATION
               (Exact Name of Registrant as Specified in Charter)

         MICHIGAN                                       38-2526913
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                           300 RIVER PLACE, SUITE 4700
                             DETROIT, MICHIGAN 48207
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (313) 393-4571

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF JANUARY 31, 2003 WAS 6,913,803.


================================================================================
    As filed with the Securities and Exchange Commission on February 12, 2003

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.                                                                                                              PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements -
                    Condensed Consolidated Balance Sheets -- December 31, 2002
                      and June 30, 2002.................................................................................1
                    Condensed Consolidated Statements of Operations - Three Months and Six Months
                      Ended December 31, 2002 and 2001..................................................................2
                    Condensed Consolidated Statements of Cash Flows - Six Months
                      Ended December 31, 2002 and 2001..................................................................3
                    Notes to the Unaudited Condensed Consolidated Financial Statements..................................4

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................................................9

         Item 4.    Controls and Procedures............................................................................16

PART II.

         Item 1.    Legal Proceedings..................................................................................17
         Item 2.    Changes in Securities and Use of Proceeds..........................................................18
         Item 3.    Defaults Upon Senior Securities....................................................................18
         Item 4.    Submission of Matters to a Vote of Security Holders................................................18
         Item 5.    Other Information..................................................................................18
         Item 6.    Exhibits and Reports on Form 8-K...................................................................20

Signatures.............................................................................................................21

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                      DECEMBER 31,         JUNE 30,
                                                                                                          2002               2002
                                                                                                      ------------------------------
ASSETS                                                                                                 (Unaudited)
Current assets
  Cash and cash equivalents                                                                             $  3,774           $  2,026
   Marketable securities                                                                                    --               16,784
   Accounts receivable - State of Tennessee                                                                1,183              1,794
   Other receivables                                                                                       1,614              2,856
   Refundable income taxes                                                                                   284                284
   Prepaid expenses and other                                                                                215                621
   Deferred income taxes                                                                                     420              1,090
                                                                                                        --------           --------
     Total current assets                                                                                  7,490             25,455

Property and equipment held for sale                                                                         800               --
Property and equipment, net                                                                                  600              2,426
Intangible assets, net                                                                                     2,952              2,952
Marketable securities                                                                                      2,145              1,826
Other assets                                                                                                 654                677
                                                                                                        --------           --------
                                                                                                        $ 14,641           $ 33,336
                                                                                                        ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                                     $  1,108           $  1,032
  Medical claims payable                                                                                   1,570             24,495
  Accounts payable and accrued expenses                                                                    2,321              1,148
  Accrued compensation and related benefits                                                                  313                788
  Other current liabilities                                                                                1,512              1,784
                                                                                                        --------           --------
      Total current liabilities                                                                            6,824             29,247

Long-term debt, less current portion                                                                       1,126              1,837
Accrued rent                                                                                               1,086                505

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                                                 --                 --
  Common stock, no par, 15,000,000 shares authorized; 6,913,803 and                                       11,418             11,407
     6,911,268 shares issued and outstanding at December 31, 2002 and June
     30, 2002, respectively
  Retained deficit                                                                                        (5,823)            (9,675)
  Accumulated other comprehensive income, net of income taxes                                                 10                 15
                                                                                                        --------           --------
     Total shareholders' equity                                                                            5,605              1,747
                                                                                                        --------           --------
                                                                                                        $ 14,641           $ 33,336
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

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              DECEMBER 31,                      DECEMBER 31,
                                                                       -------------------------------------------------------------
                                                                         2002              2001             2002              2001
                                                                       -------------------------------------------------------------
REVENUES
  Medical premiums                                                     $  3,883          $ 33,532         $  6,575          $ 69,045
  Fixed administrative fees                                               3,700              --              7,783              --
  Gain on sale of assets                                                      7              --                  7              --
  Interest and other income                                                 452               183              792               593
                                                                       --------          --------         --------          --------
       Total revenues                                                     8,042            33,715           15,157            69,638

EXPENSES
  Medical services                                                          380            28,418              380            58,768
  Marketing, general and administrative                                   4,137             4,413            7,911             8,987
  Depreciation and amortization                                              79                81              160               151
  Interest expense                                                           42                58               96               124
                                                                       --------          --------         --------          --------
       Total expenses                                                     4,638            32,970            8,547            68,030
                                                                       --------          --------         --------          --------
Earnings from continuing operations before                                3,404               745            6,610             1,608
income taxes
    Income tax expense                                                      203               381              631               822
                                                                       --------          --------         --------          --------
      EARNINGS FROM CONTINUING OPERATIONS                                 3,201               364            5,979               786

DISCONTINUED OPERATIONS (NOTE 9)
  (Loss) gain from discontinued operations                               (1,753)              669           (2,127)            2,366
                                                                       --------          --------         --------          --------
      NET EARNINGS                                                     $  1,448          $  1,033         $  3,852          $  3,152
                                                                       ========          ========         ========          ========

NET EARNINGS  PER COMMON SHARE - BASIC
  Earnings from continuing operations                                  $   0.46          $   0.05         $   0.87          $   0.11
  Discontinued operations                                                 (0.25)             0.10            (0.31)             0.35
                                                                       --------          --------         --------          --------
  Net earnings per common share                                        $   0.21          $   0.15         $   0.56          $   0.46
                                                                       ========          ========         ========          ========
  Weighted average shares outstanding                                     6,912             6,800            6,912             6,789
                                                                       ========          ========         ========          ========
NET EARNINGS PER COMMON SHARE - DILUTED
  Earnings from continuing operations                                  $   0.46          $   0.05         $   0.85          $   0.11
  Discontinued operations                                                 (0.25)             0.10            (0.30)             0.34
  Net earnings per common share                                            0.21              0.15             0.55              0.45
                                                                       ========          ========         ========          ========
  Weighted average shares outstanding                                     6,931             7,084            7,015             6,946
                                                                       ========          ========         ========          ========


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                             SIX MONTHS ENDED
                                                                                                               DECEMBER 31,
                                                                                                          2002               2001
                                                                                                        ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                                         $  3,852           $  3,152
   Adjustments to reconcile net earnings to net cash provided by operating activities
      Loss on disposal of assets                                                                             584                  3
      Gain on sale of assets                                                                                  (7)              --
      Realized (gain) loss on investment                                                                      (5)               166
      Depreciation and amortization                                                                          504              1,113
      Bad debt expense                                                                                       847               --
      Accrued rent                                                                                           581                (38)
      Stock awards                                                                                            11               --
      Deferred income taxes                                                                                  670                701
      Net changes in assets and liabilities                                                              (21,064)            (4,520)
                                                                                                        --------           --------
           Net cash provided by (used in) operating activities                                           (14,027)               577

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale (purchase) of marketable securities                                                               16,465             (1,331)
   Purchase of property and equipment                                                                        (55)              (648)
                                                                                                        --------           --------
           Net cash provided by (used in) investing activities                                            16,410             (1,979)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                                                          (635)              (188)
   Issuance of common stock                                                                                 --                   88
                                                                                                        --------           --------
           Net cash used in financing activities                                                            (635)              (100)
                                                                                                        --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       1,748             (1,502)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                           2,026             21,985
                                                                                                        --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $  3,774           $ 20,483
                                                                                                        ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                                        $     84           $    124
                                                                                                        ========           ========

   Income taxes paid                                                                                    $      0           $    110
                                                                                                        ========           ========


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the six-month period ended December 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2003. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                    Three months ended                    Six months ended
                                                       December 31,                         December 31,
                                                ---------------------------------------------------------------
                                                 2002               2001              2002               2001
                                                ---------------------------------------------------------------
Net earnings                                    $ 1,448            $ 1,033           $ 3,852            $ 3,152
Realized holding gains, net of deferred
     federal income taxes                            (5)               166                (5)               166
                                                -------            -------           -------            -------
Comprehensive income                            $ 1,443            $ 1,199           $ 3,847            $ 3,318
                                                =======            =======           =======            =======

The components of accumulated other comprehensive income, included in shareholders' equity at December 31, 2002 and June 30, 2002, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 - LONG TERM DEBT

The Company currently has a $2.2 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.75% at December 31, 2002) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property. The bank has waived the requirement of compliance with the Company's net worth covenant as of December 31, 2002, and the bank and the Company have amended the loan agreement to reduce the Company's minimum net worth requirement for succeeding fiscal quarters to $6.0 million. At December 31, 2002, the Company's net worth was $5.6 million. Management expects to satisfy this and all financial covenants in the future. See Note 8.


The Company's outstanding debt is as follows (in thousands):

                                                         DECEMBER 31,    JUNE 30,
                                                             2002          2002
                                                         ============    ========
 Term loan                                                  $2,234        $2,869
 Less debt payable within one year                           1,108         1,032
                                                            ======        ======
Long-term debt, less current portion                        $1,126        $1,837
                                                            ======        ======


NOTE 4 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the six months ended December, 31, 2003 is 15% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards which reduced the effective tax rate by 17 percentage points. Furthermore, the release of certain tax liabilities that were deemed to be no longer needed reduced the effective tax rate by another 2 percentage points. In the second quarter of 2002, the effective tax rate was 12%, principally impacted by the Company's net operating loss carryforward position.

NOTE 6 - CHANGE IN TENNCARE CONTRACT

For all its contracted managed care organizations ("MCOs"), the State of Tennessee, doing business as TennCare, changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a MCO 75% owned by the Company's wholly owned subsidiary - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, and may incur financial penalties for not achieving certain performance requirements. TennCare has stated it intends to return to a full-risk system after the end of the 18-month stabilization period at January 1, 2004.

NOTE 7 - CONTRACTUAL RISK AGREEMENT

In September 2002, OmniCare-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment:

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

Pursuant to a further agreement with OmniCare-TN in October 2002, the State of Tennessee agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002.

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million was not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of medical claims liability was recorded as of December 31, 2002 and the same aggregate amount will be reimbursed by the State of Tennessee pursuant to the State's TennCare amendment and further agreement discussed above. The change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. As of December 31, 2002, $6.6 million of such medical claims were processed, and the same aggregate amount was recognized as revenue by OmniCare TN.

Based on the foregoing as well as continuing operations under the ASO arrangement in fiscal 2003, management believes that OmniCare-TN will remain in compliance with its statutory net worth requirements through June 30, 2003.

NOTE 8 - LIQUIDITY

The Company's ability to generate adequate earnings and cash to meet its future cash needs depends on a number of factors, which include the following:

- Management believes OmniCare-TN has qualified for incentive payments under the current TennCare reimbursement system, although awaiting notification from TennCare that the incentive payment criteria have been met and when the payments will be made. Under the current management agreement between OmniCare-TN and its parent, all incentive payments received from TennCare are paid to OmniCare-TN's parent.

- OmniCare-TN's regaining (perhaps retroactively to July 1, 2002) some of its approximately 7,900 working uninsured or uninsurable members whom TennCare disenrolled in an eligibility reverification process that dropped 150,000-200,000 TennCare enrollees statewide since July 1, 2002 and which has been challenged as legally flawed in a pending lawsuit that seeks reinstatement of all unfairly dropped enrollees.

- TennCare's anticipated assignment of 10,000-15,000 additional TennCare enrollees to OmniCare-TN by the fourth quarter of fiscal 2003, which has been held up by the pendency of such lawsuit.

- The Company's ability to control administrative costs related to managing medical costs for the TennCare program and corporate overhead costs.

The outcome of the above matters could have an impact on the Company's ability to successfully meet ongoing obligations. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient earnings and cash to adequately support its financial requirements through the next twelve months, maintain compliance with revised bank financial covenants, and maintain minimum statutory net worth requirements of OmniCare-TN.

NOTE 9 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"), ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects both parties will finalize and sign the sublease, and close the sale of such assets, in the third quarter of fiscal 2003. Meanwhile, OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2002.

In connection with the November 1, 2002 termination of its OmniCare-MI management agreement, the Company recorded a $1.8 million loss from discontinued operations in the second quarter of fiscal 2003. Such loss was due in part to:
(i) a $0.6 million write-down of assets held for sale in excess of the anticipated selling price for the pending sale of assets described above; (ii) the above-described sublease, which is expected to cost the Company approximately $0.04 million per month through the remainder of the lease, ending in May 2005, resulting in a loss of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease; and (iii) a bad debt charge of $0.3 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI is doubtful. The recorded charges discussed above were offset by management fees from OmniCare-MI of $0.8 million.

NOTE 10 - GOODWILL

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill amortization was not recorded for the six months ended December 31, 2002 and 2001.

NOTE 11 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations as of and for the six months ended December 31, 2002 and 2001, is as follows (in thousands):



------------------------------------------------------------------------------------------------------------------------------------
                                                             Management            HMOs &
                                                             Companies          Managed Plans        Corporate &        Consolidated
          DECEMBER 31, 2002                                     (1)                 (2)              Eliminations         Company
------------------------------------------------------------------------------------------------------------------------------------
Revenues - external customers                                 $   --              $ 14,358            $   --              $ 14,358
Revenues - intersegment                                          6,229                --                (6,229)               --
Interest and other income                                          104                 695                                     799
                                                              --------            --------            --------            --------
Total revenues                                                $  6,333            $ 15,053            $ (6,229)           $ 15,157
                                                              ========            ========            ========            ========

Interest expense                                              $     96            $   --              $   --              $     96
Earnings (loss) from continued
operations                                                      (1,530)              7,509                --                 5,979
Loss from discontinued
operations                                                      (2,127)                                                     (2,127)
Segment assets                                                  26,498               9,272             (21,129)             14,641
Purchase of equipment                                               55                --                  --                    55
Depreciation and amortization                                      504                --                  --                   504
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                             Management            HMOs &
                                                             Companies          Managed Plans        Corporate &        Consolidated
          DECEMBER 31, 2001                                     (1)                 (2)              Eliminations         Company
------------------------------------------------------------------------------------------------------------------------------------
Revenues - external customers                                  $   --              $ 69,045           $   --              $ 69,045
Revenues - intersegment                                           7,144                --               (7,144)               --
Interest and other income (loss)                                   (118)                711               --                   593
                                                              ---------           ---------           --------            --------
Total revenues                                                 $  7,026            $ 69,756           $ (7,144)           $ 69,638
                                                              =========           =========           ========            ========
Interest expense                                               $    124            $   --             $   --              $    124
Earnings (loss) from continued operations                        (1,575)              2,361               --                   786
Gain from discontinued
operations                                                        2,366                                                      2,366
Segment assets                                                   37,784              27,889            (25,181)             40,492
Purchase of equipment                                               648                --                 --                   648
Depreciation and amortization                                     1,113                --                 --                 1,113
------------------------------------------------------------------------------------------------------------------------------------

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan is OmniCare Health Plan, Inc. ("OmniCare-TN"), an HMO which is 75% owned by the Company's wholly owned subsidiary. Accordingly the consolidated financial statements have been restated to present the operations related to managing OmniCare-MI as a discontinued operation. As of December 31, 2002, there were approximately 114,000 enrollees in OmniCare-TN.

Total revenues decreased $25.7 million (76%) to $8.0 million for the quarter ended December 31, 2002 compared to $33.7 million for the quarter ended December 31, 2001, and decreased $54.4 million (78%) to $15.2 million for the six months ended December 31, 2002 compared to $69.6 million for the six months ended December 31, 2001, principally as the result of a change in the reimbursement system of TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. For all its contracted managed care organizations ("MCOs"), TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare-TN - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, and may incur financial penalties for not achieving certain performance requirements. (Incidentally, such ASO period began May 1, 2002 for OmniCare-TN pursuant to an amendment to its TennCare contract.) TennCare has stated it intends to return to a full-risk system after the end of the 18-month stabilization period at January 1, 2004.

Total expenses decreased $28.4 million (86%) to $4.6 million for the quarter ended December 31, 2002 compared to $33.0 million for the quarter ended December 31, 2001, and decreased $59.5 million (88%) to $8.5 million for the six months ended December 31, 2002 from $68.0 million for the six months ended December 31, 2001. The decreases were principally due to the TennCare ASO program for OmniCare-TN discussed above.

Earnings from continuing operations before income taxes were $3.4 million and $0.7 million for the quarters ended December 31, 2002 and 2001, respectively. Earnings from continuing operations were $3.2 million, or $0.46 per basic share, for the quarter ended December 31, 2002 compared to earnings from continuing operations of $0.4 million, or $0.05 per basic share, for the quarter ended December 31, 2001. Such increase in earnings from continuing operations of $2.8 million, or $0.41 per share, is principally due to OmniCare-TN's contractual amendment with TennCare, described in the next paragraph below.

The Company recognized earnings from continuing operations before income taxes of $6.6 million for the six months ended December 31, 2002 and earnings from continuing operations of $6.0 million, or $0.87 per basic share, for that period. For the six months ended December 31, 2001, earnings from continuing operations before income taxes were $1.6 million and earnings from continuing operations were $0.8 million, or $0.11 per basic share. Such increase in earnings from continuing operations of $5.2 million, or $0.76 per basic share, is principally due to a contractual amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In the amendment, TennCare agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million was not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of medical claims liability was recorded as of December 31, 2002 and the same aggregate amount will be reimbursed by the State of Tennessee pursuant to the TennCare contractual amendment discussed above. The change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. For the six months ended December 31, 2002, $6.6 million of such medical claims were processed, and the same aggregate amount was recognized as revenue by OmniCare-TN.

The Company recognized a loss from discontinued operations of $1.8 million, or ($0.25) per basic share for the three months ended December 31, 2002 as compared to a gain of $0.7 million, or $0.10 per basic share, for the three months ended December 31, 2001, a change of $2.5 million. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"), effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November, 1, 2002 and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects both parties will finalize and sign the sublease, and close the sale of such assets, in the third quarter of fiscal 2003. Meanwhile, OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2002. Such loss was due in part to: (i) a $0.6 million write-down of net assets in excess of the anticipated selling price for the pending sale of assets described above;
(ii) the above described sublease, which is expected to cost the Company approximately $0.04 million per month through the remainder of the lease, ending in May 2005, resulting in a net loss of $0.6 million recorded in the second quarter of fiscal 2003; and (iii) a bad debt charge of $0.3 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI is doubtful. The recorded charges discussed above were offset by management fees of $0.8 million.

Net earnings were $1.4 million, or $0.21 per basic share, for the three months ended December 31, 2002 compared to net earnings of $1.0 million, or $0.15 per basic share, for the three months ended December 31, 2001. The Company recognized net earnings of $3.9 million, or $0.56 per basic share, for the six months ended December 31, 2002 and net earnings of $3.2 million, or $0.46 per basic share, for the comparable period ended December 31, 2001. Such increase in net earnings is principally due to OmniCare-TN's contractual amendment with TennCare, described above.

              FOR THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2001

Medical premium revenues were $3.9 million in the three months ended December 31, 2002, a decrease of $29.6 million (88%) from $33.5 million in the three months ended December 31, 2001. Such $3.9 million of medical premium revenues in the second quarter of fiscal 2003 represent the disbursed portion of the above $7.5 million TennCare commitment actually reimbursed by the State of Tennessee in the that fiscal quarter. The decrease from the prior year came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an 18-month stabilization period beginning July 1, 2002, as described under "Overview" above. Fixed administrative fees related to the ASO program were $3.7 million for the quarter ended December 31, 2002.

Because of TennCare's new ASO reimbursement system, there were medical services expenses of $0.4 million in the three months ended December 31, 2002, a decrease of $28.0 million (99%), as compared with medical services expenses of $28.4 million in the three months ended December 31, 2001. The percentage of medical services expenses to medical premium revenues--the medical loss ratio ("MLR")-- was 85% for the three-month period ended December 31, 2001 for OmniCare-TN. Effective July 1, 2000, OmniCare-TN's new contract with TennCare required a minimum of 85% of capitated revenue to be paid to medical service providers.

Marketing, general and administrative expenses decreased approximately $0.3 million (7%), to $4.1 million for the three months ended December 31, 2002 from $4.4 million for the three months ended December 31, 2001. The decrease is principally due to reduced advertising costs and TennCare's payment of premium tax as a result of the ASO arrangement discussed above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.002 million (2%), to $0.079 million for the three months ended December 31, 2002 from $0.081 million for the three months ended December 31, 2001.

Interest expense decreased $0.02 million (33%), to $0.04 million for the three months ended December 31, 2002 from $0.06 million for the three months ended December 31, 2001, due to debt reduction and decreases in the prime rate.

Income tax expense decreased $0.2 million (47%), to $0.2 million for the three months ended December 31, 2002 from $0.4 million for the three months ended December 31, 2001. The Company's effective tax rate for the six months ended December, 31, 2002 is 15% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards, which reduced the effective tax rate by 17 percentage points. Furthermore, the release of certain tax liabilities that were deemed to be no longer needed reduced the effective tax rate by another 2 percentage points. In the second quarter of 2002, the effective tax rate was 12%, principally impacted by the Company's net operating loss carryforward position.

The Company recognized earnings from continuing operations before income taxes of $3.4 million for the three months ended December 31, 2002, compared to earnings before income taxes of $0.7 million for the three months ended December 31, 2001. Earnings from continuing operations were $3.2 million, or $0.46 per basic share, for the three months ended December 31, 2002, compared to earnings from continuing operations of $0.4 million, or $0.05 per basic share, for the three months ended December 31, 2001, an increase of $2.8 million, or $0.41 per basic share. The increase in earnings is primarily due to the amendment to OmniCare-TN's TennCare contract in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects, as described under "Overview" above. In the amendment, the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million was not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of medical claims liability was recorded as of December 31, 2002 and the same aggregate amount will be reimbursed by the State of Tennessee pursuant to the TennCare contractual amendment discussed above. The change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. Medical claims of $3.9 million were processed for the three months ended December 31, 2002, and the same aggregate amount was recognized as revenue by OmniCare TN.

The Company recognized a loss from discontinued operations of $1.8 million for the three months ended December 31, 2002 as compared to a gain of $0.7 million for the three months ended December 31, 2001, a change of $2.5 million. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "Overview" above for a fuller discussion and analysis of such loss from discontinued operations.

Net earnings were $1.4 million, or $0.21 per basic share, for the three months ended December 31, 2002 compared to net earnings of $1.0 million, or $0.15 per basic share, for the three months ended December 31, 2001. Such increase in net earnings is principally due to OmniCare-TN's contractual amendment with TennCare offset by the loss from discontinued operations, described above.

               FOR SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 2001

Total revenues decreased $54.4 million (78%) to $15.2 million for the six months ended December 31, 2002 from $69.6 million for the six months ended December 31, 2001 principally as the result of a change in the reimbursement system of TennCare, as discussed above.

Medical premium revenues were $6.6 million for the six months ended December 31, 2002, a decrease of $62.4 million (90%) from medical premium revenues of $69.0 million for the six months ended December 31, 2001. The decrease came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an 18-month stabilization period beginning July 1, 2002. Fixed administrative fees related to the ASO program were $7.8 million for the six months ended December 31, 2002.

Total expenses were $8.5 million for the six months ended December 31, 2002, compared to $68.0 million for the six months ended December 31, 2001, a decrease of $59.5 million (88%). The decreases were principally due to the TennCare ASO program for OmniCare-TN discussed above.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.4 million in the six months ended December 31, 2002, a decrease of $58.4 million (99%), as compared with medical services expenses of $58.8 million in the six months ended December 31, 2001. The percentage of medical services expenses to medical premium revenues (MLR) was 85% for the six-month period ended December 31, 2001 for OmniCare-TN.

Marketing, general and administrative expenses were $7.9 million for the six-month period ended December 31, 2002, as compared with marketing, general and administrative expenses of $9.0 million for the comparable period a year earlier, a decrease of $1.1 million (12%). The decrease is principally due to reduced advertising costs and TennCare's payment of premium tax as a result of the ASO arrangement discussed above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense increased $0.01 million (7%), to $0.16 million for the six months ended December 31, 2002 from $0.15 million for the six months ended December 31, 2001. The increase was due to incremental depreciation associated with capital expenditures.

Interest expense decreased $0.028 million (23%), to $0.096 million for the six months ended December 31, 2002 from $0.124 million for the six months ended December 31, 2001, principally due to debt reduction.

As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $6.6 million for the six months ended December 31, 2002 and earnings from continuing operations of $6.0 million, or $0.87 per basic share. For the six months ended December 31, 2001, earnings from continuing operations before income taxes were $1.6 million and earnings from continuing operations were $0.8 million, or $0.11 per basic share.

The Company recognized a loss from discontinued operations of $2.1 million for the six months ended December 31, 2002 as compared to a gain of $2.4 million for the three months ended December 31, 2001, a change of $4.5 million. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "Overview" above for a fuller discussion and analysis of such loss from discontinued operations.

Net earnings were $3.9 million, or $0.56 per basic share, for the six months ended December 31, 2002 compared to net earnings of $3.2 million, or $0.46 per basic share, for the six months ended December 31, 2001. Such increase in net earnings is principally due to OmniCare-TN's contractual amendment with TennCare offset by the loss from discontinued operations, described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had (i) cash and cash equivalents and short-term marketable securities of $3.8 million, compared to $18.8 million at June 30, 2002; (ii) working capital of $0.7 million, compared to a working capital deficit of $(3.8) million at June 30, 2002; and (iii) a current assets-to-current liabilities ratio of 1.10-to-1, compared to 0.87-to-1 at June 30, 2002. The principal source of cash and cash equivalents for the Company during the six months ended December 31, 2002 was $16.4 million provided from net investing activities. The principal uses of cash and cash equivalents for the period were $22.9 million for payment of medical claims and $0.6 million for debt repayment. Positive cash flow was $1.7 million compared to negative cash flow of $(1.5) million for the comparable period a year earlier.

Accounts receivable decreased by $1.9 million at December 31, 2002 compared to June 30, 2002, primarily because of TennCare's new ASO reimbursement system discussed above.

Property, plant and equipment decreased by $1.8 million at December 31, 2002 compared to June 30, 2002, due an impairment charge associated with a pending sale of certain furniture, equipment and software and the recording of depreciation of $0.5 million.

Medical claims payable decreased by $22.9 million at December 31, 2002 compared to June 30, 2002, which is directly related to the payment of OmniCare-TN medical claims processed during the period, and TennCare's new ASO reimbursement system discussed above.

The Company currently has a $2.2 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.75% at December 31, 2002) plus one percent per annum, and a maturity date of September 30, 2004. The bank has waived the requirement of compliance with the Company's net worth covenant as of December 31, 2002, and the Bank and the Company have amended the loan agreement to reduce the Company's minimum net worth requirement for succeeding fiscal quarters to $6.0 million. At December 31, 2002, the Company's net worth was $5.6 million. Management expects to satisfy this and all financial covenants in the future.

The Company's ability to generate adequate earnings and cash to meet its future cash needs depends on a number of factors, which include the following:

- Management believes OmniCare-TN has qualified for incentive payments under the current TennCare reimbursement system, although awaiting notification from TennCare that the incentive payment criteria have been met and when the payments will be made. Under the current management agreement between OmniCare-TN and its parent, all incentive payments received from TennCare are paid to OmniCare-TN's parent.

- OmniCare-TN's regaining (perhaps retroactively to July 1, 2002) some of its approximately 7,900 working uninsured or uninsurable members whom TennCare disenrolled in an eligibility reverification process that dropped 150,000-200,000 TennCare enrollees statewide since July 1, 2002 and which has been challenged as legally flawed in a pending lawsuit that seeks reinstatement of all unfairly dropped enrollees.

- TennCare's anticipated assignment of 10,000-15,000 additional TennCare enrollees to OmniCare-TN by the fourth quarter of fiscal 2003, which has been held up by the pendency of such lawsuit.

- The Company's ability to control administrative costs related to managing medical costs for the TennCare program and corporate overhead costs.

The outcome of the above matters could have an impact on the Company's ability to successfully meet ongoing obligations. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient earnings and cash to adequately support its financial requirements through the next twelve months, maintain compliance with revised bank financial covenants, and maintain minimum statutory net worth requirements of OmniCare-TN.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer, William C. Brooks, and the Company's Chief Financial Officer, Stephen D. Harris, have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report. Messrs. Brooks and Harris have concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system and reporting process are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Since Messrs. Brooks' and Harris' most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

The Company's second-tier subsidiary, OmniCare-TN, is a defendant in two lawsuits that involve substantially similar legal and factual issues, described below.

(A) An action by Vanderbilt University in the Chancery Court for Davidson County, Tennessee: The plaintiff's complaint, filed February 18, 2002, alleged that OmniCare-TN breached a contract by paying less than the plaintiff's full charges for health services provided by its hospital and physician group to OmniCare-TN members. The plaintiff was not an OmniCare-TN participating provider, and OmniCare-TN reimbursed the plaintiff at non-participating provider rates. The complaint sought additional reimbursement of the difference between the rates paid by OmniCare-TN and 100% of the plaintiff's billed charges. On May 28, 2002, the court denied the plaintiff's motion for partial summary judgment on the issue of liability and further held there was no enforceable contract as a matter of law. On July 31, 2002, the plaintiff amended the complaint to add an equitable claim based on quantum meruit/implied contract, seeking payment of the reasonable value of its services to OmniCare-TN members. OmniCare-TN answered the amended complaint on August 30, 2002, stating that it has paid the plaintiff in full for any services provided and asserting affirmative defenses, including that no express or implied contract existed between the parties. On January 23, 2003, the court entered a scheduling order setting an August 29, 2003 deadline for pretrial discovery and a trial date in February 2004.

(B) An action by Jackson-Madison County General Hospital District in the Chancery Court for Madison County, Tennessee: The plaintiff's complaint, filed on November 12, 2002, indicates that the plaintiff has no participating provider contract with OmniCare-TN and alleges that OmniCare-TN has paid amounts to the plaintiff for its health services to OmniCare-TN members which were less than the plaintiff's standard charges and unreasonably inadequate. The complaint asserts an equitable claim for unjust enrichment and breach of implied contract and seeks a declaratory judgment that OmniCare-TN violated its legal and contractual obligations. The complaint seeks unspecified compensatory damages plus punitive damages up to $5 million from OmniCare-TN. On January 31, 2003, OmniCare-TN filed an answer and counterclaim against the plaintiff. The answer stated affirmative defenses, including that the plaintiff is legally barred or equitably estopped from pursuing its reimbursement claim and that OmniCare-TN is not the financially responsible party for reimbursement of provider fees for the plaintiff's services rendered to OmniCare-TN members for the period from May 1, 2002 to the present. OmniCare-TN's counterclaim alleges that the plaintiff intentionally failed and refused to negotiate in good faith with it on a payor agreement and that the plaintiff is proceeding in the lawsuit in bad faith. OmniCare-TN's counterclaim seeks punitive damages of $10 million from the plaintiff.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

(A) NEW ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

The Company earlier disclosed (in its Form 10-K Annual Report for the fiscal year ended June 30, 2002, in Part I, Item 2) that it anticipated moving its principal offices to smaller premises not yet then determined, with prompt public notice of any new location when determined. Effective February 3, 2003, the Company has relocated its principal executive offices to 300 River Place, Suite 4700, Detroit, Michigan 48207. Its new telephone number is (313) 393-4571.

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

         3. A final, nonappealable judicial decision upholding TennCare's disenrollment of several hundred thousand TennCare enrollees (including approximately 7,900 OmniCare-TN members) since July 1, 2002 pursuant to its eligibility reverification process which is being challenged in a pending lawsuit.

         4. Delay or failure by the State of Tennessee to pay TennCare-contracted MCOs additional administrative fees to which they are entitled based on prescribed incentives to manage medical costs below applicable targets.

         5. Delays in or nonoccurrence of TennCare's anticipated assignment of additional TennCare enrollees to OmniCare-TN.

         6. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.

         7. Adverse state and federal legislation and initiatives, including limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.

         8. Failure to obtain new customer bases or members or retain or regain customer bases or members, or reductions in work force by existing customers.

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

         21. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.62 Letter amendment of Business Loan Agreement with Standard Federal Bank N.A., dated February 5, 2003.

                  99.1 Certification of William C. Brooks, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                      UNITED AMERICAN HEALTHCARE CORPORATION


Dated:  February 12, 2003               By: /s/ William C. Brooks
                                           --------------------------------
                                             William C. Brooks
                                             President & Chief Executive Officer

Dated:  February 12, 2003               By: /s/ Stephen D. Harris
                                           --------------------------------
                                             Chief Financial Officer & Treasurer

I, William C. Brooks, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003


                 /s/ William C. Brooks
                --------------------------------------------
                President and Chief Executive Officer
                (principal executive officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003


                 /s/ Stephen D. Harris
                --------------------------------------------
                Chief Financial Officer
                (principal financial officer)

                               10-Q EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

EX-10.62 Letter amendment of Business Loan Agreement with Standard Federal Bank N.A., dated February 5, 2003.

EX-99.1 Certification of William C. Brooks, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

EX-99.2 Certification of Stephen D. Harris, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.