Form 10-Q
period 2003-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2003-05-13
CIK 867963

===============================================================================

      As filed with the Securities and Exchange Commission on May 12, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2003
                        Commission File Number: 000-18839

                     UNITED AMERICAN HEALTHCARE CORPORATION
               (Exact Name of Registrant as Specified in Charter)

         MICHIGAN                                           38-2526913
(State or other jurisdiction of                   (I.R.S. Employer incorporation
    Identification No.)                                  or organization)

                           300 RIVER PLACE SUITE 4700
                             DETROIT, MICHIGAN 48207
               (Address of principal executive offices) (Zip Code)

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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF MAY 8, 2003 WAS 6,968,184.

================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I.                                                                                                   PAGE
         Item 1.    Unaudited Condensed Consolidated Financial Statements -
                    Condensed Consolidated Balance Sheets - March 31, 2003
                      and June 30, 2002......................................................................1
                    Condensed Consolidated Statements of Operations - Three Months and Nine Months
                      Ended March 31, 2003 and 2002..........................................................2
                    Condensed Consolidated Statements of Cash Flows - Nine Months
                      Ended March 31, 2003 and 2002..........................................................3
                    Notes to the Unaudited Condensed Consolidated Financial Statements.......................4

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................................12

         Item 4.    Controls and Procedures.................................................................21

PART II.

         Item 1.    Legal Proceedings.......................................................................22
         Item 2.    Changes in Securities and Use of Proceeds...............................................22
         Item 3.    Defaults Upon Senior Securities.........................................................22
         Item 4.    Submission of Matters to a Vote of Security Holders.....................................22
         Item 5.    Other Information.......................................................................22
         Item 6.    Exhibits and Reports on Form 8-K........................................................25



Signatures..................................................................................................26

                                     PART I.

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               MARCH 31,          JUNE 30,
                                                                                 2003               2002
                                                                             -----------------------------
ASSETS                                                                       (Unaudited)
Current assets
   Cash and cash equivalents                                                     4,310              2,026
   Marketable securities                                                             -             16,784
   Accounts receivable - State of Tennessee                                      1,023              1,794
   Other receivables                                                             1,220              2,856
   Refundable income taxes                                                           -                284
   Prepaid expenses and other                                                      269                621
   Deferred income taxes                                                           250              1,090
                                                                             -----------------------------
     Total current assets                                                        7,072             25,455

       Property and equipment held for sale                                        800                  -
       Property and equipment, net                                                 538              2,426
Goodwill, net                                                                    2,952              2,952
Marketable securities                                                            2,136              1,826
Other assets                                                                       727                677
                                                                             -----------------------------
                                                                              $ 14,225             33,336
                                                                             =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                           $  1,108              1,032
  Medical claims payable                                                           986             24,495
  Accounts payable and accrued expenses                                          2,547              1,148
  Accrued compensation and related benefits                                        335                788
  Other current liabilities                                                      1,234              1,784
                                                                             -----------------------------
           Total current liabilities                                             6,210             29,247

Long-term debt, less current portion                                               847              1,837
Accrued rent                                                                       980                505

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                                             -
  Common stock, no par, 15,000,000 shares authorized; 6,968,184 and             11,473             11,407
     6,911,268 shares issued and outstanding at March 31, 2003 and June 30,
     2002, respectively
  Retained deficit                                                              (5,303)            (9,675)
  Accumulated other comprehensive income, net of income taxes                       18                 15
                                                                             -----------------------------
    Total shareholders' equity                                                   6,188              1,747
                                                                             -----------------------------
                                                                              $ 14,225           $ 33,336
                                                                             =============================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               MARCH 31,                       MARCH 31,
                                                        ------------------------------------------------------
                                                          2003           2002           2003            2002
                                                        ------------------------------------------------------
REVENUES
  Medical premiums                                      $    777       $ 42,156       $  7,352        $111,201
  Fixed administrative fees                                3,417           --           11,200            --
  Gain on sale of assets                                       7           --                7            --
  Interest and other income                                  516            523          1,308           1,116
                                                        ------------------------------------------------------
       Total revenues                                      4,717         42,679         19,867         112,317

EXPENSES
  Medical services                                          --           37,186            380          95,954
  Marketing, general and administrative                    3,798          4,713         11,710          13,720
  Depreciation and amortization                               69             84            229             235
  Interest expense                                            24             49            120             173
                                                        ------------------------------------------------------
       Total expenses                                      3,891         42,032         12,439         110,082
                                                        ------------------------------------------------------
Earnings from continuing operations before income            826            647          7,428           2,235
taxes
    Income tax expense                                       298            348            929           1,170
                                                        ------------------------------------------------------
            EARNINGS FROM CONTINUING OPERATIONS              528            299          6,499           1,065

       DISCONTINUED OPERATIONS (NOTE 9)
  (Loss) gain from discontinued operations                  --             --           (2,127)          2,366
                                                        ------------------------------------------------------
      NET EARNINGS                                           528            299          4,372           3,431
                                                        ======================================================
NET EARNINGS  PER COMMON SHARE - BASIC
  Earnings from continuing operations                   $   0.08           0.04           0.94            0.16
  Discontinued operations                               $   0.00           0.00          (0.31)           0.34
                                                        ------------------------------------------------------
  Net earnings per common share                         $   0.08           0.04       $   0.63            0.50
                                                        ======================================================
  Weighted average shares outstanding                      6,939          6,854          6,920           6,811
                                                        ======================================================
NET EARNINGS PER COMMON SHARE - DILUTED
          Earnings from continuing operations           $   0.08           0.04           0.93        $   0.15
  Discontinued operations                                   0.00           0.00          (0.31)           0.34
  Net earnings per common share                             0.08           0.04           0.62            0.49
                                                        ======================================================
          Weighted average shares outstanding              6,953          7,171          6,967           7,012
                                                        ======================================================



See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     2003               2002
                                                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                     $  4,372           $  3,431
  Adjustments to reconcile net earnings to net cash provided by operating activities
      Loss on disposal of assets                                                        584                  3
      Gain on sale of equipment                                                          (7)                --
      Realized loss on investment                                                         3                166
      Depreciation and amortization                                                     573              1,456
      Bad debt expense                                                                  847                 --
      Accrued rent                                                                      475                (56)
      Stock awards                                                                       66                 50
      Deferred income taxes                                                             840              1,140
      Net changes in assets and liabilities                                         (20,971)            (7,410)
                                                                                   ---------------------------
           Net cash used in operating activities                                    (13,218)            (1,220)

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale (purchase) of marketable securities                                          16,474             (9,146)
   Purchase of property and equipment                                                   (58)              (936)
                                                                                   ---------------------------
           Net cash  provided by (used in) investing activities                      16,416            (10,082)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                                     (914)              (448)
   Issuance of common stock                                                              --                165
                                                                                   ---------------------------
           Net cash used in financing activities                                       (914)              (283)
                                                                                   ---------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,284            (11,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      2,026             21,985
                                                                                   ---------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  4,310           $ 10,400
                                                                                   ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                 $    111           $    164
                                                                                   ===========================

   Income taxes paid                                                               $     --           $    110
                                                                                   ===========================


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002



NOTE 1 - BASIS OF PREPARATION

The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and its majority-owned subsidiary together referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine-month period ended March 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2003. Audited June 30, 2002 financial statements, with accompanying footnotes, can be found in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            MARCH 31,                      MARCH 31,
                                                  ----------------------------------------------------------
                                                      2003            2002           2003           2002
                                                  ----------------------------------------------------------
Net earnings                                      $       528    $        299    $      4,372   $      3,431
Realized holding gains, net of deferred federal
     income taxes                                           3               -               3            166
                                                  ----------------------------------------------------------
Comprehensive income                              $       531    $        299    $      4,375   $      3,597
                                                  ----------------------------------------------------------



The components of accumulated other comprehensive income, included in shareholders' equity at March 31, 2003 and June 30, 2002, include net unrealized holding gains and (losses), net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2002 AND 2001

NOTE 3 - LONG TERM DEBT

The Company currently has a $2.0 million term loan with Standard Federal Bank, N.A. It is repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.25% at March 31, 2003) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

The Company's outstanding debt is as follows (in thousands):


                                                                        MARCH 31,       JUNE 30,
                                                                          2003            2002
                                                                      ===========================
   Term loan                                                             $ 1,955        $  2,869
   Less debt payable within one year                                       1,108           1,032

                                                                      ===========================
   Long-term debt, less current portion                                  $   847        $  1,837
                                                                      ===========================


NOTE 4 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the nine months ended March, 31, 2003 is 15% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards which reduced the effective tax rate by 17 percentage points. Furthermore, the write-off of certain tax liabilities that management deemed to be no longer needed reduced the effective tax rate by 1 percentage point.

NOTE 6 - CHANGE IN TENNCARE CONTRACT

For all its contracted managed care organizations ("MCOs"), the State of Tennessee, doing business as TennCare, changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a MCO 75% owned by the Company's wholly owned subsidiary - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2002 AND 2001

Another feature TennCare included in establishing the ASO program was that MCOs may earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets. Management has for some time believed that OmniCare-TN has qualified for incentive payments under that program, awaiting notification from TennCare that the incentive payment criteria have been met and when the payments would be made. However, the Governor of Tennessee and Tenncare representatives have since publicly stated in discussions with the Tennessee legislature and elsewhere that no incentive payments will be made because of that state's and TennCare's budget situation.

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million was not recorded in the Company's fiscal 2002 financial statements but is recorded in its fiscal 2003 financial statements as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded as of March 31, 2003 and the same aggregate amount will be reimbursed by the State of Tennessee pursuant to the State's TennCare amendment and further agreement discussed above in this Note 7. The change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. As of March 31, 2003, $7.4 million of such medical claims were processed, and the same aggregate amount was recognized as revenue by OmniCare TN.

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


NOTE 8 - LIQUIDITY

The Company's ability to generate adequate earnings and cash to meet its future cash needs depends on a number of factors, which include the following:

     - TennCare's assignment of 19,857 additional TennCare enrollees to OmniCare-TN with an effective date of June 1, 2003 (confirmed to OmniCare-TN on April 30, 2003).

     - OmniCare-TN's expected re-enrollment, in some instances retroactively to July 1, 2002, of some of its approximately 7,900 working uninsured or uninsurable members whom TennCare disenrolled in an eligibility reverification process that dropped approximately 166,000 TennCare enrollees statewide since July 1, 2002. In December 2002, a U.S. District Court judge in Tennessee ruled that such process was flawed. In March 2003, TennCare and Tennessee Governor Phil Bredesan announced that all disenrolled members will have a year-long grace period until March 31, 2004 to prove if they actually meet the eligibility requirements and thereby have their wrongful disenrollment cancelled and their enrollment restored retroactively.

     - The Company's ability to control administrative costs related to managing medical costs for the TennCare program and corporate overhead costs.

The outcome of the above matters could have an impact on the Company's ability to successfully meet ongoing obligations. The Company expected to earn limited additional administrative fees under the current TennCare reimbursement system based on certain performance measures as an incentive to manage medical costs below the targets. However, the Governor of Tennessee and Tenncare representatives have since publicly stated in discussions with the Tennessee legislature and elsewhere that no incentive payments will be made because of that state's and TennCare's budget situation. On the basis of the 19,857 additional new OmniCare-TN members effective June 1, 2003 and the matters discussed in Note 7 of the unaudited condensed consolidated financial statements, management believes at this time that the Company has the ability to generate sufficient earnings and cash to adequately support its financial requirements through the next twelve months, maintain compliance with bank financial covenants, and maintain minimum statutory net worth requirements of OmniCare-TN.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2002 AND 2001



NOTE 9 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"), ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects both parties will finalize and sign the sublease, and close the sale of such assets, in the fourth quarter of fiscal 2003. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2002.

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill amortization was not recorded for the nine months ended March 31, 2003 and 2002.

NOTE 11 -- STOCK OPTION PLANS

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and nine months ended 2003 and 2002 would have been the pro forma amounts indicated below (in thousands, except per share amounts:

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            MARCH 31,                     MARCH 31,
                                                -------------------------------------------------------------
                                                      2003            2002           2003           2002
                                                -------------------------------------------------------------
Net earnings (loss):
   As reported                                    $       528    $        299    $      4,372   $      3,431
   Pro forma                                      $       454    $        289    $      4,275   $      3,187
Net earnings (loss) per share:
   Basic as reported                              $      0.08    $       0.04    $       0.63   $       0.50
   Dilutive as reported                           $      0.04    $       0.04    $       0.63   $       0.49
   Basic Pro forma                                $      0.05    $       0.04    $       0.62   $       0.47
   Dilutive Pro forma                             $      0.05    $       0.04    $       0.61   $       0.45
                                                -------------------------------------------------------------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED
                             MARCH 31, 2002 AND 2001



NOTE 12 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations as of and for the nine months ended March 31, 2003 and 2002, is as follows (in thousands):


----------------------------------------------------------------------------------------------------------------
                                                 Management         HMOs &
                                                 Companies       Managed Plans     Corporate &     Consolidated
           MARCH 31, 2003                           (1)               (2)         Eliminations       Company
----------------------------------------------------------------------------------------------------------------
Revenues - external customers                 $                $     18,552      $                  $     18,552
Revenues - intersegment                              10,092                            (10,092)
Interest and other income                               177           1,138                                1,315
                                              ------------------------------------------------------------------
Total revenues                                $      10,269    $     19,690      $     (10,092)     $     19,867
================================================================================================================
Interest expense                              $         120    $          -      $           -      $        120
Earnings (loss) from continued
operations                                           (1,487)          7,985                  -             6,499
Loss from discontinued operations                    (2,127)                                              (2,127)
Segment assets                                       26,640           8,840            (21,255)           14,225
Purchase of equipment                                    58               -                  -                58
Depreciation and amortization                           573               -                  -               573
----------------------------------------------------------------------------------------------------------------
                                                 Management         HMOs &
                                                 Companies       Managed Plans     Corporate &     Consolidated
           MARCH 31, 2002                           (1)               (2)         Eliminations       Company
----------------------------------------------------------------------------------------------------------------
Revenues - external customers                 $           -    $    111,201      $           -      $    111,201
Revenues - intersegment                              10,969               -            (10,969)                -
Interest and other income (loss)                        (68)          1,184                  -             1,116
                                              ------------------------------------------------------------------
Total revenues                                $      10,901    $    112,385      $     (10,969)     $    112,317
================================================================================================================
Interest expense                              $         173    $          -      $           -      $        173
Earnings (loss) from continued
operations                                              420           1,815                  -             2,235
Gain from discontinued operations                     2,366                                                2,366
Segment assets                                       28,044          26,415            (15,026)           39,433
Purchase of equipment                                   939               -                  -               939
Depreciation and amortization                           235               -                  -               235
----------------------------------------------------------------------------------------------------------------

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan is OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO which is 75% owned by the Company's wholly owned subsidiary. Accordingly, the consolidated financial statements have been restated to present the operations related to managing OmniCare-MI as a discontinued operation. As of March 31, 2003, there were approximately 112,250 enrollees in OmniCare-TN.

Total revenues decreased $37.9 million (89%) to $4.7 million for the quarter ended March 31, 2003 compared to $42.7 million for the quarter ended March 31, 2002, and decreased $92.5 million (82%) to $19.9 million for the nine months ended March 31, 2003 compared to $112.3 million for the nine months ended March 31, 2002, principally as the result of a change in the reimbursement system of TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. For all its contracted managed care organizations ("MCOs"), TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare-TN - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. (Incidentally, such ASO period began May 1, 2002 for OmniCare-TN pursuant to an amendment to its TennCare contract.) TennCare has stated it intends to return to a full-risk system after the end of the 18-month stabilization period at January 1, 2004.

Total expenses decreased $38.1 million (91%) to $3.9 million for the quarter ended March 31, 2003 compared to $42.0 million for the quarter ended March 31, 2002, and decreased $97.7 million (89%) to $12.4 million for the nine months ended March 31, 2003 from $110.1 million for the nine months ended March 31, 2002. The decreases were principally due to the TennCare ASO program in effect for OmniCare-TN since May 1, 2002, as described above.

Earnings from continuing operations before income taxes were $0.8 million and $0.6 million for the quarters ended March 31, 2003 and 2002, respectively. Earnings from continuing operations were $0.5 million, or $0.08 per basic share, for the quarter ended March 31, 2003 compared to earnings from continuing operations of $0.3 million, or $0.04 per basic share, for the quarter ended March 31, 2002. Such increase in earnings from continuing operations of $0.2 million, or $0.04 per basic share, is principally due to OmniCare-TN's contractual amendment with TennCare, described in the next paragraph below.

The Company recognized earnings from continuing operations before income taxes of $7.4 million for the nine months ended March 31, 2003 and earnings from continuing operations of $6.5 million, or $0.94 per basic share, for that period. For the nine months ended March 31, 2002, earnings from continuing operations before income taxes were $2.2 million and earnings from continuing operations were $1.1 million, or $0.16 per basic share. Such increase in earnings from continuing operations of $5.4 million, or $0.78 per basic share, is principally due to a contractual amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects, as more fully described in Note 7 of the unaudited condensed consolidated financial statements in this quarterly report. In the amendment, TennCare agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million was not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of medical claims liability was recorded as of December 31, 2002 and the same aggregate amount will be reimbursed by the State of Tennessee pursuant to the TennCare contractual amendment. The change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. As of March 31, 2003, $7.4 million of such medical claims were processed, and the same aggregate amount was recognized as revenue by OmniCare-TN.

The Company recognized no gain or loss from discontinued operations for the three months ended March 31, 2003 and March 31, 2002. For the nine months ended March 31, 2003 the company recognized a loss from discontinued operations of $2.1 million compared to a gain of $2.4 million for the nine months ended March 31, 2002, a change of $4.5 million. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November, 1, 2002 and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects both parties will finalize and sign the sublease, and close the sale of such assets, in the fourth quarter of fiscal 2003. Meanwhile, OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2002. Such loss was due in part to: (i) a $0.6 million write-down of net assets in excess of the anticipated selling price for the pending sale of assets described above; (ii) the above described sublease, which is expected to cost the Company approximately $0.04 million per month through the remainder of the lease, ending in May 2005, resulting in a net loss of $0.6 million recorded in the second quarter of fiscal 2003; and (iii) a bad debt charge of $0.3 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI is doubtful. The recorded charges discussed above were offset by management fees of $0.8 million.

Net earnings were $0.5 million, or $0.08 per basic share, for the three months ended March 31, 2003 compared to net earnings of $0.3 million, or $0.04 per basic share, for the three months ended March 31, 2002. The Company recognized net earnings of $4.4 million, or $0.63 per basic share, for the nine months ended March 31, 2003 and net earnings of $3.4 million, or $0.50 per basic share, for the period ended March 31, 2002. Such increase in net earnings is principally due to OmniCare-TN's contractual amendment with TennCare, described above.

                  THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2002

Medical premium revenues were $0.8 million in the three months ended March 31, 2003, a decrease of $41.4 million (98%) from $42.2 million in the three months ended March 31, 2002. Such $0.8 million of medical premium revenues in the second quarter of fiscal 2003 represent the disbursed portion of the above $7.5 million TennCare commitment actually reimbursed by the State of Tennessee in the that fiscal quarter. The decrease from the prior year came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an 18-month stabilization period beginning July 1, 2002, as described under "Overview" above. Fixed administrative fees related to the ASO program were $3.4 million for the quarter ended March 31, 2003.

Because of TennCare's new ASO reimbursement system, there were no medical services expenses in the three months ended March 31, 2003, as compared with medical services expenses of $37.2 million in the three months ended March 31, 2002. The percentage of medical services expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 87% for the three-month period ended March 31, 2002 for OmniCare-TN. Effective July 1, 2000, OmniCare-TN's new contract with TennCare required a minimum of 85% of capitated revenue to be paid to medical service providers.

Marketing, general and administrative expenses decreased approximately $0.9 million (19%), to $3.8 million for the three months ended March 31, 2003 from $4.7 million for the three months ended March 31, 2002. The decrease is principally due to reduced advertising costs and TennCare's payment of premium tax as a result of the ASO arrangement referred to above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.015 million (18%), to $0.069 million for the three months ended March 31, 2003 from $0.084 million for the three months ended March 31, 2002. The decrease was due to the full depreciation of certain assets.

Interest expense decreased $0.025 million (51%), to $0.024 million for the three months ended March 31, 2003 from $0.049 million for the three months ended March 31, 2002, due to debt reduction and decreases in the prime rate.

Income tax expense decreased $0.05 million (14%), to $0.3 million for the three months ended March 31, 2003 from $0.35 million for the three months ended March 31, 2002. The Company's effective tax rate for the nine months ended March, 31, 2003 is 15% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards which reduced the effective tax rate by 17 percentage points. Furthermore, the release of certain tax liabilities that were deemed to be no longer needed reduced the effective tax rate by 1 percentage point.

The Company recognized earnings from continuing operations before income taxes of $0.8 million for the three months ended March 31, 2003, compared to earnings before income taxes of $0.6 million for the three months ended March 31, 2002. Earnings from continuing operations were $0.5 million, or $0.08 per basic share, for the three months ended March 31, 2003, compared to earnings from continuing operations of $0.3 million, or $0.4 per basic share, for the three months ended March 31, 2002, an increase of $0.2 million, or $0.04 per basic share. The increase in earnings is primarily due to the amendment to OmniCare-TN's TennCare contract in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects, as described under "Overview" above. In the amendment, the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, such $7.5 million was not recorded in the Company's fiscal 2002 financial statements but will be recorded in its fiscal 2003 financial statements as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of medical claims liability was recorded as of December 31, 2002 and the same aggregate amount will be reimbursed by the State of Tennessee pursuant to the TennCare contractual amendment. The change in the estimated reimbursement from the State of Tennessee and the corresponding change in the medical claims liability should offset, still resulting in $7.5 million of net earnings in fiscal year 2003. Medical claims of $0.8 million were processed for the three months ended March 31, 2003, and the same aggregate amount was recognized as revenue by OmniCare TN.


The Company recognized no gain or loss from discontinued operations for the three months ended March 31, 2003 and March 31, 2002 as the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "Overview" above for more detailed discussion and analysis of such loss from discontinued operations.

Net earnings were $0.5 million, or $0.08 per basic share, for the three months ended March 31, 2003 compared to net earnings of $0.3 million, or $0.04 per basic share, for the three months ended March 31, 2002. Such increase in net earnings is principally due to OmniCare-TN's contractual amendment with TennCare offset by the loss from discontinued operations, described above.

                  NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 2002

Total revenues decreased $92.5 million (82%) to $19.9 million for the nine months ended March 31, 2003 from $112.3 million for the nine months ended March 31, 2002 principally as the result of a change in the reimbursement system of TennCare referred to above.

Medical premium revenues were $7.4 million for the nine months ended March 31, 2003, a decrease of $103.8 million (93%) from medical premium revenues of $111.2 million for the nine months ended March 31, 2002. The decrease came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an 18-month stabilization period beginning July 1, 2002. Fixed administrative fees related to the ASO program were $11.2 million for the nine months ended March 31, 2003.

Total expenses were $12.4 million for the nine months ended March 31, 2003, compared to $110.1 million for the nine months ended March 31, 2002, a decrease of $97.7 million (89%). The decreases were principally due to the TennCare ASO program for OmniCare-TN referred to above.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.4 million in the nine months ended March 31, 2003, a decrease of $95.5 million, as compared with medical services expenses of $96.0 million in the nine months ended March 31, 2002. The percentage of medical services expenses to medical premium revenues (MLR) was 86% for the nine-month period ended March 31, 2002 for OmniCare-TN.

Marketing, general and administrative expenses were $11.7 million for the nine-month period ended March 31, 2003, as compared with marketing, general and administrative expenses of $13.7 million for the comparable period a year earlier, a decrease of $2.0 million (15%). The decrease is principally due to reduced advertising costs and TennCare's payment of premium tax as a result of the ASO arrangement referred to above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.006 million (3%), to $0.229 million for the nine months ended March 31, 2003 from $0.235 million for the nine months ended March 31, 2002. The decrease was due primarily to the full depreciation of certain assets.

Interest expense decreased $0.05 million (31%), to $0.12 million for the nine months ended March 31, 2003 from $0.17 million for the nine months ended March 31, 2002, principally due to debt reduction and decreases in the prime rate.

As a result of the foregoing, the Company recognized earnings from continuing operations before income taxes of $7.4 million for the nine months ended March 31, 2003 and earnings from continuing operations of $6.5 million, or $0.94 per basic share. For the nine months ended March 31, 2002, earnings from continuing operations before income taxes were $2.2 million and earnings from continuing operations were $1.1 million, or $0.16 per basic share.

The Company recognized a loss from discontinued operations of $2.1 million for the nine months ended March 31, 2003 as compared to a gain of $2.4 million for the nine months ended March 31, 2002, a change of $4.5 million. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "Overview" above for a more detailed discussion and analysis of such loss from discontinued operations.

Net earnings were $4.4 million, or $0.63 per basic share, for the nine months ended March 31, 2003 compared to net earnings of $3.4 million, or $0.50 per basic share, for the nine months ended March 31, 2002. Such increase in net earnings is principally due to OmniCare-TN's contractual amendment with TennCare offset by the loss from discontinued operations, described above.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had (i) cash and cash equivalents and short-term marketable securities of $4.3 million, compared to $18.8 million at June 30, 2002; (ii) working capital of $0.9 million, compared to a working capital deficit of $(3.8) million at June 30, 2002; and (iii) a current assets-to-current liabilities ratio of 1.14-to-1, compared to 0.87-to-1 at June 30, 2002. The principal source of cash and cash equivalents for the Company during the nine months ended March 31, 2003 was $16.4 million provided from net investing activities. The principal uses of cash and cash equivalents for the period were $23.5 million for payment of medical claims and $0.9 million for debt repayment. Positive cash flow was $2.3 million compared to negative cash flow of $(11.6) million for the comparable nine-month period a year earlier.

Accounts receivable decreased by $2.4 million at March 31, 2003 compared to June 30, 2002, primarily because of TennCare's new ASO reimbursement system referred to above.

Property, plant and equipment decreased by $1.9 million at March 31, 2003 compared to June 30, 2002, due an impairment charge associated with a pending sale of certain furniture, equipment and software and the recording of depreciation of $0.6 million.

Medical claims payable decreased by $23.5 million at March 31, 2003 compared to June 30, 2002, which is directly related to the payment of OmniCare-TN medical claims processed during the period, and TennCare's new ASO reimbursement system.

Long-term debt decreased $0.9 million at March 31, 2003 compared to June 30, 2002. The Company currently has a $2.0 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.25% at March 31, 2003) plus one percent per annum, and a maturity date of September 30, 2004.

The Company's ability to generate adequate earnings and cash to meet its future cash needs depends on a number of factors, which include the following:

     - TennCare's assignment of 19,857 additional TennCare enrollees to OmniCare-TN with an effective date of June 1, 2003 (confirmed to OmniCare-TN on April 30, 2003).

     - OmniCare-TN's expected re-enrollment, in some instances retroactively to July 1, 2002, of some of its approximately 7,900 working uninsured or uninsurable members whom TennCare disenrolled in an eligibility reverification process that dropped approximately 166,000 TennCare enrollees statewide since July 1, 2002.

         In December 2002, a U.S. District Court judge in Tennessee ruled that such process was flawed. In March 2003, TennCare and Tennessee Governor Phil Bredesan announced that all disenrolled members will have a year-long grace period until March 31, 2004 to prove if they actually meet the eligibility requirements and thereby have their wrongful disenrollment cancelled and their enrollment restored retroactively.

     - The Company's ability to control administrative costs related to managing medical costs for the TennCare program and corporate overhead costs.

The outcome of the above matters could have an impact on the Company's ability to successfully meet ongoing obligations. The Company expected to earn limited additional administrative fees under the current TennCare reimbursement system based on certain performance measures as an incentive to manage medical costs below the targets. However, the Governor of Tennessee and TennCare representatives have since publicly stated in discussions with the Tennessee legislature and elsewhere that no incentive payments will be made because of that state's and TennCare's budget situation. On the basis of the 19,857 additional new OmniCare-TN members effective June 1, 2003 and the matters discussed in Note 7 of the unaudited condensed consolidated financial statements in this quarterly report, management believes at this time that the Company has the ability to generate sufficient earnings and cash to adequately support its financial requirements through the next twelve months, maintain compliance with bank financial covenants, and maintain minimum statutory net worth requirements of OmniCare-TN.

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

       PART II.

ITEM 1.  LEGAL PROCEEDINGS

On April 17, 2003, the Chancery Court for Madison County, Tennessee, entered an Agreed Order of Dismissal dismissing with prejudice the entire action entitled Jackson-Madison County General Hospital District, Plaintiff and Counter-Defendant, v. OmniCare Health Plan, Inc. (i.e., OmniCare-TN), Defendant and Counter-Plaintiff. Pursuant to the Order and a Mutual Settlement Agreement and Release between the parties, both parties mutually released each other from all liability in the matter, with Jackson-Madison County General Hospital District responsible for court costs.

There have been no new material developments in the action by Vanderbilt University against OmniCare-TN described in the Company's Form 10-Q quarterly report for the period ended December 31, 2002.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

Gregory H. Moses, Jr., a director of the Company, died March 17, 2003. Mr. Moses served as President and Chief Executive Officer of the Company until his retirement November 22, 2002.

On April 11, 2003, Linda A. Watters resigned as a director of the Company because of her appointment by Michigan Governor Jennifer Granholm as the state's new Commissioner of the Office of Financial and Insurance Services, effective that date. The resignation was required to avoid any possible appearance of a conflict of interest and was not the result of any disagreement with the Company. Ms. Watters served on the Company's Board of Directors since 2000, and she currently was Co-Chairperson of the Board's Finance and Audit Committee. The Committee continues to be chaired by its other Co-Chairperson, Darrel W. Francis.

On May 8, 2003, the Board of Directors elected Osbie Howard as a director of the Company, filling the vacancy created by the death of Mr. Moses. Mr. Howard will serve the remainder of that term, until the annual meeting of shareholders in 2005. Mr. Howard is Senior Vice President of the Company's wholly-owned subsidiary, United American of Tennessee, Inc. and also President of OmniCare-TN. Also on May 8, 2003, the Board of Directors amended the Company's Bylaws to reduce the minimum size of the Board from ten to nine directors, and the Board by resolution fixed the current size of the Board at nine directors. Accordingly, there are currently no vacancies on the nine-member Board of Directors.

In addition, the Company has taken a strategic look at its corporate governance. In accordance with recommendations of its Governance Committee, on May 8, 2003 the Board adopted (i) a statement of Corporate Governance Principles, (ii) a Code of Ethics for Senior Financial Officers, (iii) a Code of Business Conduct and Ethics for its directors, officers and employees, (iv) a Conflict of Interest Policy, (v) a Governance Committee Charter and (vi) a Compensation Committee Charter, and ratified its previously adopted Finance and Audit Committee Charter. The Company's CEO and CFO have signed the code of ethics for senior financial officers. The Board has taken the above actions to ensure that UAHC was proactively ahead of the curve on all of the current governance activities.

On the advice of an independent consultant, the Company's Compensation Committee has previously formalized the evaluation process for the President and Chief Executive Officer and other key executives of the Company. The Company also has established a policy to pay its Directors their periodic stipend as compensation for Director services in shares of Common Stock of the Company rather than cash.


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

Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors potentially include, among others, the following:

1. Inability to increase premium rates commensurate with increases in medical costs due to utilization, government regulation, or other factors.
2. Discontinuation of, limitations upon, or restructuring of government-funded programs, including but not limited to the TennCare program.
3. The potential reenrollment of some of the approximately 7,900 OmniCare TN members disenrolled by TennCare since July 1, 2002 pursuant to its court-challenged eligibility reverification process that disenrolled approximately 166,000 TennCare members statewide.
4. Delays in or nonoccurrence of TennCare's anticipated assignment of additional TennCare enrollees to OmniCare-TN.
5. Increases in medical costs, including increases in utilization and costs of medical services and the effects of actions by competitors or groups of providers.
6. Adverse state and federal legislation and initiatives, including: the State of Tennessee's nonpayment of earned incentive compensation; limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.
7. Failure to obtain new customer bases or members or retain or regain customer bases or members, or reductions in work force by existing customers.
8. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.
9.   Adverse publicity and media coverage.
10.  Inability to carry out marketing and sales plans.
11.  Loss or retirement of key executives.
12. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.
13. The selection by employers and individuals of higher co-payment/deductible/ coinsurance plans with relatively lower premiums or margins.
14. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payors.
15. Higher sales, administrative or general expenses occasioned by the need for additional advertising, marketing, administrative or management information systems expenditures.
16. Increases by regulatory authorities of minimum capital, reserve and other financial solvency requirements.
17. Denial of accreditation by quality accrediting agencies, e.g., the National Committee for Quality Assurance (NCQA).
18.  Adverse results from significant litigation matters.
19.  Inability to maintain or obtain satisfactory bank loan credit arrangements.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Certification of William C. Brooks, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Stephen D. Harris, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     1) The Company filed a Current Report on Form 8-K on March 5, 2003, announcing a change in its certifying accountant.

     2) The Company filed a Current Report on Form 8-K/A on March 10, 2003, supplementing its above-described filing to attach as an exhibit a letter from its former certifying accountant.

     3) The Company filed a Current Report on Form 8-K on April 15, 2003, announcing two vacancies on its Board of Directors, one by resignation (due to the director's appointment by Michigan's Governor as the state's Commissioner of the Office of Financial and Insurance Services) and the other by death.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     UNITED AMERICAN HEALTHCARE CORPORATION


Dated: May 12, 2003                  By: /s/ William C. Brooks
                                        -------------------------
                                        William C. Brooks
                                        President & Chief Executive Officer

Dated: May 12, 2003                  By: /s/ Stephen D. Harris
                                        -------------------------
                                        Chief Financial Officer & Treasurer

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


Date: May 12, 2003

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

Date: May 12, 2003


                          /s/ Stephen D. Harris
                         ---------------------------------
                         Chief Financial Officer
                         (principal financial officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002