Form 10-K
period 2003-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2003-09-24
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 2003
                        Commission file number: 000-18839


                     UNITED AMERICAN HEALTHCARE CORPORATION
               (Exact name of registrant as specified in charter)

            MICHIGAN                                       38-2526913
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                           300 RIVER PLACE, SUITE 4950
                             DETROIT, MICHIGAN 48207
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (313) 393-4571

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes [ ] No [X]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF SEPTEMBER 19, 2003, COMPUTED BY REFERENCE TO THE NASDAQ SMALLCAP MARKET CLOSING PRICE ON SUCH DATE, WAS $23,081,707.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 19, 2003 WAS 7,190,563.

Portions of the registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report of Form 10-K.

================================================================================
   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 24, 2003

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS




                                                                                                             Page
PART I
         Item 1.    Business....................................................................................1
         Item 2.    Properties.................................................................................11
         Item 3.    Legal Proceedings..........................................................................11
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

PART III
         Item 10.   Directors and Executive Officers of the Registrant.........................................26
         Item 11.   Executive Compensation.....................................................................26
         Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................26
         Item 13.   Certain Relationships and Related Transactions.............................................27
         Item 14.   Principal Accounting Fees and Services.....................................................27


PART IV
         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................27


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

The Company provides comprehensive management and consulting services to a managed care organization in Tennessee, and previously to other health maintenance organizations in other states, principally (until November 1, 2002) Michigan. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government-sponsored populations in Tennessee and previously (until November 1, 2002) Michigan.

Management and consulting services provided by the Company are and have been generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of September 1, 2003, there were 130,080 enrollees in OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), 75%-owned by the Company's wholly owned subsidiary.

Pursuant to notice received from OmniCare Health Plan in Michigan (OmniCare-MI), the Company's management agreement with OmniCare-MI terminated November 1, 2002. On that date, the Company ceased providing services to OmniCare-MI, and OmniCare-TN became the Company's only managed plan.

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

MANAGED CARE PRODUCTS AND SERVICES

The Company has an ownership interest in and manages the operations of an HMO in Tennessee, OmniCare-TN. The Company also managed the operations of an HMO in which it had no ownership interest, OmniCare-MI, pursuant to a management agreement, which terminated November 1, 2002.

The Company previously participated in the "County Care" plan in Michigan under a contract with Urban Hospital Care Plus, which expired on September 30, 2001 at the Company's election. The Company also has had an ownership interest in three other HMOs which are no longer part of its business: UltraMedix Healthcare Systems, Inc., in Florida ("UltraMedix"), OmniCare Health Plan of Louisiana, Inc., in Louisiana ("OmniCare-LA") and PhilCare Health Systems, Inc., in Pennsylvania ("PhilCare"), each briefly described below in this Form 10-K annual report.

The following table shows the approximate number of OmniCare-TN members serviced by the Company as of September 1, 2003:


         Medicaid               Non--Medicaid               Total
         --------               -------------               -----
          113,535                   16,545                 130,080

The following table shows the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.

                                                                          YEAR ENDED JUNE 30,
                                              -------------------------------------------------------------------------
                                                      2003                      2002                        2001
                                                      ----                      ----                        ----
                                                                   (in thousands, except percentages)
Revenues
OmniCare-TN                                   $ 24,314       87%        $160,608        90%          $ 93,305       71%
OmniCare-MI*                                     3,395       12%          14,941         8%            26,394       20%
County Care**                                     --         --            2,486         1%             9,699        7%

    ---------

* The Company's gross revenues derived from OmniCare-MI are based on management fees earned under a management agreement with OmniCare-MI, which terminated November 1, 2002, reflected as a discontinued operation in the consolidated financial statements contained elsewhere in this annual report.

** County Care was no longer a managed plan of the Company after September 30, 2001.

MANAGED PLANS

The Company has entered into a long-term management agreement, through a wholly owned subsidiary of the Company, with OmniCare-TN. In addition, the Company had a long-term management agreement with OmniCare-MI, which terminated November 1, 2002. Pursuant to these management agreements, the Company provides to OmniCare-TN and provided to OmniCare-MI management and consulting services associated with the financing and delivery of health care services. Table A summarizes the terms of these agreements.

Services provided to OmniCare-TN and previously OmniCare-MI (the "Managed Plans") include strategic planning; corporate governance; human resource functions; provider network services; provider profiling and credentialing; premium rate setting and review; marketing services (group and individual); accounting and budgeting functions; deposit, disbursement and investment of funds; enrollment functions; collection of accounts; claims processing; management information systems; utilization review; and quality management.

         Table A- Summary of Terms of Agreements with the Managed Plans

                       Terms                                   OmniCare-TN               OmniCare-MI(1)
                       -----                                   -----------               --------------
(1) Duration:
    (a) Effective dates:
         (i)   Commencement                                   July 1, 1996                May 1, 1985
         (ii)  Expiration                                     June 30, 2005               Nov. 1, 2002
    (b) Term extension:
         (i) Automatically renewable                       Yes -- 4 successive                N/A
                                                             5-year periods
         (ii) Terms of renewal/ continuation                     5 years                      N/A
         (iii) Next review period                            January 1, 2005                  N/A
    (c) Termination:
         (i)   Without cause by the Plan at such                   Yes                        N/A
               review dates
         (ii)  Either party with cause                             Yes                        N/A

(2) Fees paid to the Company:
    (a) Percentage of revenues                                     Yes                        Yes(2)
    (b) Fixed premium rates                                        No                          No

(3) Expenses incurred by the Company:
      All administrative expenses necessary to
      carry out and perform the functions of the
      Plan, excluding:
         (i)   Audit                                               Yes                         No
         (ii)  Legal                                               Yes                         No
         (iii) Marketing                                           No                          No

(1) The Company's management agreement with OmniCare-MI was amended after the Rehabilitator of OmniCare-MI was appointed by court order on July 31, 2001, and terminated November 1, 2002, pursuant to notice the Company received from OmniCare-MI.

(2) Fees paid to the Company were changed, however, to a cost-based fee, by amendment dated December 14, 2001 and effective August 1, 2001.

MANAGED PLAN OWNED BY THE COMPANY

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

In November 1993, OmniCare-TN contracted with the State of Tennessee, doing business as TennCare ("TennCare"), as a Medicaid PPO to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and the Working Uninsured and Uninsurable ("Non-Medicaid") individuals who lack access to private or employer sponsored health insurance or to another government health plan. TennCare placed an indefinite moratorium on Working Uninsured enrollment in December 1994; however, such action did not affect persons enrolled in a plan prior to the moratorium. In April 1997, enrollment was expanded to include the children of the Working Uninsured up to age 18.

The contract between OmniCare-TN and TennCare was renewed July 1, 2000 for a 42-month term, expiring December 31, 2003. The new contract provided for increased capitation rates, but eliminated the practice of providing retroactive payments to managed care organizations for high cost chronic conditions of their members ("adverse selection") and payments earmarked as adjustments for covered benefits.

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

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earn fixed administrative fees, are not at risk for medical costs in excess of targets established based on various factors, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. The program was initially designed to permit MCOs also to earn limited additional administrative fees based on certain performance measures as an incentive to manage medical costs below the targets, but that component of the program was subsequently omitted in practice.

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

Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but has been recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare-TN.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to OmniCare-TN's substantially increased enrollment from members TennCare assigned from defunct other plans.

As of September 1, 2003, OmniCare-TN's total enrollment was 130,080 members, of whom 87% were Medicaid enrollees and 13% were Non-Medicaid enrollees.

 MANAGED PLAN OPERATED BY THE COMPANY

OMNICARE-MI. As further described below, OmniCare-MI ceased to be a Managed Plan operated by the Company effective November 1, 2002.

OmniCare-MI is a not-for-profit, tax-exempt corporation headquartered in Detroit, Michigan and serving southeastern Michigan, operating in Wayne, Oakland, Macomb, Monroe and Washtenaw counties. Its history includes a number of innovations that were adopted and proved successful for the industry. While managed by the Company, it was the first network model HMO in the country and the first to capitate physician services in an IPA-model HMO (an Independent Practice Association model HMO does not employ physicians as staff, but instead contracts with associations or groups of independent physicians to provide services to HMO members). OmniCare-MI also created and implemented the first known mental health capitation carve out in 1983.

While managed by the Company, OmniCare-MI's enrollment was through companies that offered the health plan coverage to employees and their family members, through individual enrollment and through the State of Michigan's Medicaid program pursuant to an agreement with the Michigan Department of Community Health, which made HMO coverage available to eligible Medicaid beneficiaries in certain counties and mandatory in others.

On April 13, 2000, the Company funded an unsecured loan to OmniCare-MI evidenced by a surplus note of $7.7 million to enable OmniCare-MI to meet its minimum statutory requirement for net worth and working capital. The loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus note, interest and principal payments required approval by the Michigan Office of Financial and Insurance Services and were repayable only from any statutory surplus earnings of OmniCare-MI. Note interest was payable annually and forfeited if not then paid. Interest income of $0.9 million and $1.1 million on that and a similar earlier surplus note was forfeited for fiscal years 2002 and 2001, respectively. The note principal had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus notes which resulted in bad debt expense of $6.9 million for the year ended June 30, 2001. On July 29, 2002, claims of all creditors holding surplus notes from OmniCare-MI were permanently disallowed by the State circuit court order which approved OmniCare-MI's amended rehabilitation plan.

On May 1, 2000, approximately 28,000 members of the Detroit Medical Center's Medicaid managed care program were transferred to OmniCare-MI. The additional membership generated management fee revenue of $4.0 million in fiscal year 2001.

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

The Order required the Company to continue performing all services under its OmniCare-MI management agreement, which the Company did until that agreement's termination on November 1, 2002, pursuant to OmniCare-MI's court-approved rehabilitation plan.

The OmniCare-MI management agreement was amended December 14, 2001, effective August 1, 2001. The amendment reduced the Company's management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the Company's management fee from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee, which was equivalent to approximately 10% of premiums earned beginning in August 2001, subject to adjustment to appropriately reflect the Company's actual costs of performing the management agreement. The amendment continued unchanged the other basic terms of the Company's management agreement with OmniCare-MI as summarized in Table A under "Managed Plans" above.

GOVERNMENT REGULATION

The Company is and/or has been subject to extensive federal and state health care and insurance regulations designed primarily to protect enrollees in the Managed Plans, particularly with respect to government sponsored enrollees. Such regulations govern many aspects of the Company's business affairs and typically empower state agencies to review management agreements with health care plans for, among other things, reasonableness of charges. Among the other areas regulated by federal and state law are licensure requirements, premium rate increases, new product offerings, procedures for quality assurance, enrollment requirements, covered benefits, service area expansion, provider relationships and the financial condition of the managed plans, including cash reserve requirements and dividend restrictions. There can be no assurances that the Company or OmniCare-TN will be granted the necessary approvals for new products or will maintain federal qualifications or state licensure.

The licensing and operation of OmniCare-TN are governed by the Tennessee statutes and regulations applicable to health maintenance organizations. The licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plan is operating out of compliance with the state's HMO statute, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. OmniCare-TN is not a federally-qualified HMO and, therefore, is not subject to the federal HMO Act.

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

INSURANCE

The Company presently carries comprehensive general liability, directors and officers liability, property, business automobile, and workers' compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. In addition, the Managed Plans (including OmniCare-MI while managed by the Company) have professional liability insurance that covers liability claims arising from medical malpractice. OmniCare-TN is required to pay the insurance premiums under the terms of the Company's management agreement. There can be no assurance as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of OmniCare-TN and, therefore, the revenues of the Company. OmniCare-TN's primary market competitors in western Tennessee are TLC, Better Health Plans and TennCare Select. OmniCare-TN primarily competes on the basis of enrollments, provider networks and other related plan features and criteria. Management believes that OmniCare-TN is able to compete effectively with its primary market competitors.

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

The total number of employees at September 1, 2003 was 112 compared to 274 at October 1, 2002. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good. The above-stated total number of employees at September 1, 2003 decreased by 169 at November 1, 2002 in connection with the termination of its OmniCare-MI management agreement, when OmniCare-MI commenced employing most of the Company employees (excluding officers) who provide services for OmniCare-MI. The Company gave termination notices, effective November 1, 2002, to its employees who provided services for OmniCare-MI but whom OmniCare-MI did not employ; and the Company had no severance payment obligations to any of those employees.

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

         5. Adverse state and federal legislation and initiatives, including: the State of Tennessee's limitations upon or reductions in premium payments; prohibition or limitation of capitated arrangements or financial incentives to providers; federal and state benefit mandates (including mandatory length of stay and emergency room coverage); limitations on the ability to manage care and utilization; and any willing provider or pharmacy laws.

         6. Failure to obtain new customer bases or members or retain or regain customer bases or members, or reductions in work force by existing customers.

         7. Increased competition between current organizations, the entrance of new competitors and the introduction of new products by new and existing competitors.

         8.       Adverse publicity and media coverage.

         9.       Inability to carry out marketing and sales plans.

         10.      Loss or retirement of key executives.

         11. Termination of provider contracts or renegotiations at less cost-effective rates or terms of payment.

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

         18. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

ITEM 2. PROPERTIES

The Company currently leases approximately 34,000 aggregate square feet from which it conducts its operations in Michigan and Tennessee. In addition, the Company has arranged a sublease of all its former premises (approximately 54,000 square feet) in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002 and expiring at its lease end in May 2005. The principal offices of the Company are located at 300 River Place, Suite 4950, Detroit, Michigan, where it currently leases approximately 2,000 square feet of office space.

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

An action by Vanderbilt University in the Chancery Court for Davidson County,
Tennessee: The plaintiff's complaint, filed February 18, 2002, alleged that OmniCare-TN breached a contract by paying less than the plaintiff's full charges for health services provided by its hospital and physician group to OmniCare-TN members. The plaintiff was not an OmniCare-TN participating provider, and OmniCare-TN reimbursed the plaintiff at non-participating provider rates. The complaint sought additional reimbursement of the difference between the rates paid by OmniCare-TN and 100% of the plaintiff's billed charges. On May 28, 2002, the court denied the plaintiff's motion for partial summary judgment on the issue of liability and further held there was no enforceable contract as a matter of law. On July 31, 2002, the plaintiff amended the complaint to add an equitable claim based on quantum meruit/implied contract, seeking payment of the reasonable value of its services to OmniCare-

TN members. OmniCare-TN answered the amended complaint on August 30, 2002, stating that it has paid the plaintiff in full for any services provided and asserting affirmative defenses, including that no express or implied contract existed between the parties. On July 7, 2003, the court entered an amended scheduling order setting a November 28, 2003 deadline for pretrial discovery and a trial date in April 2004.

A lawsuit entitled 1155 Brewery Park, LLC v. United American Healthcare Corporation was filed June 30, 2003 in the Circuit Court for the County of Wayne in Michigan, for partial rent under the lease of the Company's former office space in Detroit plus service fees, interest and attorney fees allegedly due. The Company has filed an answer and affirmative defenses to the complaint, and discovery has not yet begun in the case. The Company recognized a charge in the second quarter of fiscal year 2003 for all such partial rent through the lease end in May 2005 (see Note 13 to the consolidated financial statements in this annual report). Management expects that the eventual outcome of the lawsuit will not materially adversely affect the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's Common Stock have been traded on the Nasdaq SmallCap Market since January 2, 2003, under the trading symbol "UAHC". Prior thereto, shares of the Company's Common Stock were traded since May 16, 2002 on the NASDAQ National Market. Shares of the Company's Common Stock earlier were traded on the OTC Bulletin Board with the symbol "UAH".

The table below sets forth for the Common Stock the range of the high and low sales prices on the NASDAQ SmallCap or National Market or high and low bid quotations on the OTC Bulletin Board, as applicable, for each quarter in the past two fiscal years.

                                                              2003 SALES PRICE                            2002 SALES PRICE
                                                              OR BID QUOTATION                            OR BID QUOTATION
                                                       ------------------------------              ------------------------------
      FISCAL QUARTER                                     HIGH                  LOW                   HIGH                  LOW
      --------------                                     ----                  ---                   ----                  ---
First                                                  $   4.80              $   1.80              $   1.63              $   0.95
Second                                                 $   2.14                  0.88              $   5.18              $   1.11
Third                                                  $   1.18                  0.76              $   7.50              $   4.28
Fourth                                                     2.05                  0.96              $   6.38              $   3.78

As of September 19, 2003, the closing price of the Common Stock was $3.21 per share and there were approximately 201 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:

                                                            2003            2002            2001            2000            1999
                                                            ----            ----            ----            ----            ----
Operating Data (Year ended June 30):                                       (in thousands, except per share data)
-----------------------------------
Operating revenues                                        $  24,530       $ 165,176       $ 105,330       $  90,284       $  75,374
Earnings (loss) from continuing
  operations                                                  7,333          (9,259)          4,562           3,881            (816)
Earnings (loss) from discontinued                            (2,127)         (1,704)         (3,333)         (2,897)          1,391
  operation, net of income taxes
Net earnings (loss)                                           5,206         (10,963)          1,229             984             575
Earnings (loss) per common share from
  continuing operations - basic                           $    1.06       $   (1.35)      $    0.67       $    0.57       $   (0.12)
Net earnings (loss) per common share --
  basic and diluted                                       $    0.75       $   (1.60)      $    0.18       $    0.15       $    0.09
Weighted average common shares
  outstanding -- diluted                                      6,950           6,839           6,808           6,779           6,764

Balance Sheet Data (June 30):
-----------------------------
Cash and investments                                          4,963       $  18,810       $  24,766       $  10,569       $  18,576
Intangible assets, net                                        2,952           2,952           2,952           3,663           4,374
Total assets                                                 15,114          33,336          41,657          34,809          49,251
Medical claims and benefits payable                             591          24,495          19,815          11,245          19,810
Debt                                                          1,766           2,869           3,492           4,345          13,112
Shareholders' equity                                          7,140           1,747          12,313          11,051          10,360

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

OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO which is 75% owned by the Company's wholly owned subsidiary. Accordingly, the consolidated financial statements in this annual report have been restated to present the operations related to managing OmniCare-MI as a discontinued operation.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earn fixed administrative fees, are not at risk for medical costs in excess of targets established based on various factors and are subject to increased oversight. These matters are more fully discussed and analyzed below under the heading "Review of Consolidated Results of Operations - 2002 Compared to 2001."

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

On April 13, 2000, the Company funded an unsecured loan to OmniCare-MI evidenced by a surplus note of $7.7 million to enable OmniCare-MI to meet its minimum statutory requirement for net worth and working capital. The loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus note, interest and principal payments required approval by the Michigan Office of Financial and Insurance Services and were repayable only from any statutory surplus earnings of OmniCare-MI. Note interest was payable annually and forfeited if not then paid. Interest income of $0.9 million and $1.1 million on that and a similar earlier surplus note was forfeited for fiscal years 2002 and 2001, respectively. The note principal had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus notes which resulted in bad debt expense of $6.9 million for the year ended June 30, 2001. On July 29, 2002, claims of all creditors holding surplus notes from OmniCare-MI were permanently disallowed by the State circuit court order which approved OmniCare-MI's amended rehabilitation plan.

On July 14, 2000, the State of Michigan notified OmniCare-MI it was a successful bidder in the bid process for increased Medicaid rates and continued eligibility as an HMO providing coverage to enrollees of the State's Comprehensive Health Care Program for Medicaid beneficiaries. OmniCare-MI accordingly was awarded a rate increase and extension of its contract with the State.

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

In fiscal 1998, based on an evaluation of the net recoverable value of the Company's investment in PhilCare, a Pennsylvania HMO that was 49% owned by a wholly owned subsidiary of the Company, the Company recorded a full impairment loss against its $2.1 million investment. PhilCare was dissolved in fiscal 2000. PhilCare assets were then distributed to such subsidiary pursuant to agreements under which it contributed those assets, and the Company recovered its $2.1 million investment in PhilCare, resulting in a gain in that amount for fiscal 2000.

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

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2003 COMPARED TO 2002

OMNICARE-TN DEVELOPMENTS

It should be noted initially in this discussion that fiscal 2002 was a year of significant changes for OmniCare-TN and the other managed care organizations ("MCOs") having contracts with TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients. In a climate of continually rising medical costs, several of TennCare's major

MCOs ceased doing business in fiscal 2002. In contrast, TennCare has expressly regarded OmniCare-TN as one of TennCare's viable MCOs.

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

TennCare responded to its MCOs' situation generally and in some instances individually. For all its contracted MCOs generally, TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare-TN - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees and are subject to increased oversight. Under such ASO program as originally established, the Company expected to earn limited additional administrative fees, based on certain performance measures as an incentive to manage medical costs below the targets. However, the Governor of Tennessee and Tenncare representatives later publicly stated in discussions with the Tennessee legislature and elsewhere that no incentive payments would be made because of that state's and TennCare's budget situation. TennCare stated at the inception of the ASO program that it intends to return to a full risk system after the end of the 18-month stabilization period at January 1, 2004. This remains the Company's current understanding of TennCare's intention in this regard.

TennCare responded to OmniCare-TN's situation individually as well. In September 2002, OmniCare-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment:

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

Under generally accepted accounting principles, such $7.5 million was not recorded in the Company's fiscal 2002 financial statements but has been recorded in its fiscal 2003 financial statements as fiscal 2002 claims were processed. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. In all, fiscal 2002 medical claims of $7.9 million were processed, in the fiscal year ended June 30, 2003, and the aggregate amount was recognized as revenue by OmniCare-TN.

Beginning July 1, 2002 TennCare disenrolled approximately 166,000 enrollees statewide in an eligibility reverification process. In December 2002, a U.S. District Court judge in Tennessee ruled that such process was flawed. In March 2003, TennCare and Tennessee Governor Phil Bredesan announced that all disenrolled members will have a year-long grace period until March 31, 2004 to prove if they actually meet the eligibility requirements and thereby have their wrongful disenrollment cancelled and their enrollment restored retroactively. OmniCare-TN expects re-enrollment, in some instances retroactively to July 1, 2002, of some of its approximately 7,900 affected working uninsured or uninsurable members.

As of June 30, 2003, OmniCare-TN's total enrollment was 130,080 members, compared to 120,000 at October 1, 2002. The increase in members is attributed to the assignment of 19,857 members by TennCare on June 1, 2002 offset by the loss of approximately 7,900 members as discussed in the previous paragraph.

OMNICARE-MI DEVELOPMENTS

It should be noted initially in this discussion that the Company's longstanding management agreement with OmniCare-MI ended effective November 1, 2002. The consolidated financial statements have been restated to present the operations related to managing OmniCare-MI as a discontinued operation.

As a Michigan HMO, OmniCare-MI is subject to oversight by the State of Michigan's Commissioner of the Office of Financial and Insurance Services (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible. Pursuant to and since the Order, through the management agreement's termination date, the Rehabilitator's appointed special deputy served as the Chief Executive Officer of OmniCare-MI.

The OmniCare-MI management agreement was amended on December 14, 2001, effective August 1, 2001 (the second month of fiscal 2002). Pursuant to the amendment, OmniCare-MI paid all of its own expenses commencing as of August 1, 2002, except for personnel, rent and depreciation, which the Company continued to pay. The amendment reduced the Company's management fee revenues from OmniCare-MI beginning August 1, 2001, by changing the methodology for determining the management fee from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee, which was equivalent to approximately 10% of premiums earned beginning in August 2001, subject to adjustment to reflect the Company's actual costs of performing the management agreement.

The Order beneficially relieved the Company from further funding OmniCare-MI's capital deficiencies through unsecured loans and forgiving earned management fees. The Order required the Company to continue performing all services under its OmniCare-MI management agreement, which continued through October 31, 2002. That agreement terminated November 1, 2002 pursuant to notice received from OmniCare-MI in accordance with its amended rehabilitation plan, which a State circuit court judge approved on July 29, 2002.

Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management had expected both parties to finalize and sign the sublease, and close the sale of such assets, in the fourth quarter of fiscal 2003, but that has been delayed due to the unique circumstance explained in the next paragraph below. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2002.

On April 11, 2003, the Governor of Michigan appointed Linda A. Watters as the new Commissioner of the Office of Financial and Insurance Services. Ms. Watters had served on the Company's Board of Directors continually since 2000 and resigned that office on the same date she became the new Commissioner (as required to avoid any possible appearance of a conflict of interest and not as the result of any disagreement with the Company). Because of the new Commissioner's prior association with the Company, the State circuit court judge who retained jurisdiction over OmniCare-MI's rehabilitation proceedings then required that a designated independent person replace the Rehabilitator's (i.e., Commissioner's) special deputy who had been dealing with the sublease and assets purchase, which personnel change on OmniCare-MI's part accounts for the delay in signing the sublease and closing the assets sale. Management now expects to complete the signing of the sublease and the sale of assets in the next several months.

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

OTHER COMPARISON OF 2003 TO 2002

Medical premium revenues were $7.9 million in the fiscal year ended June 30, 2003, a decrease of $155.3 million (95%) from $163.1 million in the fiscal year ended June 30, 2002. Such $7.9 million of medical premium revenues in fiscal 2003 represent the fiscal 2002 medical claims processed and disbursed pursuant to the TennCare commitment discussed above. The decrease from the prior year came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an 18-month stabilization period beginning July 1, 2002, as described under "Overview" above. Fixed administrative fees related to the ASO program were $14.8 million for the fiscal year ended June 30, 2003.

Interest and other income decreased $0.2 million (10%) to $1.9 million in the fiscal year ended June 30, 2003 from $2.1 million in the fiscal year ended June 30, 2002.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.4 million in the fiscal year ended June 30, 2003 and relate totally to fiscal 2002 claims, as compared with medical services expenses of $155.0 million in the fiscal year ended June 30, 2002. The percentage of medical services expenses to medical premium revenues -- the medical loss ratio ("MLR") -- was 95% for the fiscal year ended June 30, 2002 for OmniCare-TN due to the assignment of 49,000 members in fiscal 2002 that disproportionately exceeded Omni-TN's normal medical services expense experience.

Marketing, general and administrative expenses decreased approximately $2.3 million (13%), to $15.7 million in the fiscal year ended June 30, 2003 from $18.0 million in the fiscal year ended June 30, 2002. The decrease is principally due to reduced advertising costs and TennCare's payment of premium tax as a result of the ASO arrangement referred to above.

Depreciation and amortization expense decreased $0.02 million (8%), to $0.3 million in the fiscal year ended June 30, 2003 from $0.32 million in the fiscal year ended June 30, 2002.

Interest expense decreased $0.08 million (35%), to $0.14 million in the fiscal year ended June 30, 2003 from $0.22 million in the fiscal year ended June 30, 2002, due to debt reduction of $1.1 million and decreases in the prime rate.

Total expenses were $16.6 million in the fiscal year ended June 30, 2003, compared to $173.6 million in the fiscal year ended June 30, 2002, a decrease of $157.1 million (90%).

Income tax expense decreased $0.2 million (21%), to $0.6 million in the fiscal year ended June 30, 2003 from $0.8 million in the fiscal year ended June 30, 2002. The Company's effective tax rate for the fiscal year ended June 30, 2003 was 8% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards which reduced the effective tax rate by 25 percentage points. Furthermore, the release of certain tax liabilities that management deemed to be no longer needed reduced the effective tax rate by 1 percentage point.

The Company recognized earnings from continuing operations before income taxes of $8.0 million in the fiscal year ended June 30, 2003, compared to a loss before income taxes of $8.4 million in the fiscal year ended June 30, 2002. Earnings from continuing operations were $7.3 million, or $1.06 per basic share, in the fiscal year ended June 30, 2003, compared to a loss from continuing operations of $9.3 million, or $1.35 per basic share, in the fiscal year ended June 30, 2002, an increase of $16.6 million, or $2.41 per basic share. The increase in earnings is primarily due to the amendment to OmniCare-TN's TennCare contract in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects, as described under "Overview" above. In the amendment, the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but has been recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. The change in the estimated reimbursement from the State of Tennessee offset the corresponding change in the medical claims liability, still resulting in $7.5 million of net earnings in fiscal year 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare-TN.

The Company recognized a loss from discontinued operations of $2.1 million in the fiscal year ended June 30, 2003 compared to a loss from discontinued operations of $1.7 million in the fiscal year ended June 30, 2002 as the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "Overview" above for more detailed discussion and analysis of such loss from discontinued operations.

Net earnings were $5.2 million, or $0.75 per basic share, in the fiscal year ended June 30, 2003 compared to a net loss of $11.0 million, or $1.60 per basic share, in the fiscal year ended June 30, 2002. Such increase in net earnings is principally due to OmniCare-TN's contractual amendment with TennCare offset by the loss from discontinued operations, described above.

REVIEW OF CONSOLIDATED RESULTED OPERATIONS - 2002 COMPARED TO 2001

Total revenues increased $59.8 million (57%) to $165.1 million in the fiscal year ended June 30, 2002 from $105.3 million in the fiscal year ended June 30, 2001.

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

Premium revenues from the County Care program totaled $2.5 million for the fiscal year ended June 30, 2002, compared to $9.7 million for the fiscal year ended June 30, 2001. In fiscal 2002, such revenues were only in the three months ended September 30, 2001, when the County Care contract expired, at the Company's election.

Interest and other income decreased $0.2 million (10%) to $2.1 million in the fiscal year ended June 30, 2002 from $2.3 million in the fiscal year ended June 30, 2001.

Total expenses were $173.6 million in the fiscal year ended June 30, 2002, compared to $102.3 million in the fiscal year ended June 30, 2001, an increase of $71.3 million (70%).

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

Marketing, general and administrative expenses increased $2.8 million (18%) to $18.0 million in the fiscal year ended June 30, 2002 from $15.2 million in the fiscal year ended June 30, 2001. This included, however, for OmniCare-TN, $2.0 million of increased claims processing costs and $1.3 million of increased premium taxes due to OmniCare-TN's significant membership increases.

Depreciation and amortization decreased $0.6 million (67%) to $0.3 million in the fiscal year ended June 30, 2002 from $1.0 million in the fiscal year ended June 30, 2001.

Interest expense decreased $0.2 million (46%) to $0.2 million in the fiscal year ended June 30, 2002 from $0.4 million in the fiscal year ended June 30, 2001, due to bank debt reduction of $0.6 million and a two percentage points decrease in the prime rate for the majority of fiscal year 2002.

The Company recognized a loss from discontinued operations of $1.7 million in the fiscal year ended June 30, 2002 compared to a loss from discontinued operations of $3.3 million in the fiscal year ended June 30, 2001 as the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. The loss in fiscal year 2002 is primarily attributed to an impairment loss equal to the $2.4 million remaining carrying value of the patient care software system which the Company had purchased to fulfill a requirement of the State of Michigan's Office of Financial and Insurance Services to implement such a system for OmniCare-MI. The system was not in use at June 30, 2002 and Company management recognized that the system would not be used by OmniCare-MI because its management agreement with the Company would terminate November 1, 2002.

The Company recognized a loss from continuing operations before income taxes of $8.4 million for the year ended June 30, 2002 compared to earnings from continuing operations before income taxes of $3.0 million for the year ended June 30, 2001. The net loss for the year ended June 30, 2002 was $11.0 million, or $1.60 per share, compared to net earnings of $1.2 million, or $0.18 per share, for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had (i) cash and cash equivalents and short-term marketable securities of $4.7 million, compared to $18.8 million at June 30, 2002; (ii) positive working capital of $1.7 million, compared to negative working capital of $3.7 million at June 30, 2002; and (iii) a current assets-to-current liabilities ratio of 1.26-to-1.0, compared to 0.87-to-1 at June 30, 2002.

Net cash used in operating activities was $12.6 million in fiscal 2003 compared to net cash used in operating activities of $5.1 million in fiscal 2002. Investing activities in fiscal 2003 included the purchase of equipment of $0.07 million and the purchase of marketable securities of $0.3 million, offset by proceeds from the sale or maturity of marketable securities of $15.8 million. Debt repayments were $1.1 million in fiscal 2003.

Cash and marketable securities decreased by $ 14.1 million at June 30, 2003 compared to June 30, 2002, due primarily to operating needs of $12.6 million and debt repayments of $1.1 million.

Accounts receivable decreased by $2.0 million at June 30, 2003 compared to June 30, 2002, primarily because of TennCare's new ASO reimbursement system referred to above.

Property, plant and equipment decreased by $1.9 million at June 30, 2003 compared to June 30, 2002, due an impairment charge associated with a pending sale of certain furniture, equipment and software and the recording of depreciation of $0.3 million.

Medical claims payable decreased by $23.9 million at June 30, 2003 compared to June 30, 2002, which is directly related to the payment of OmniCare-TN fiscal 2002 medical claims processed during the period, and TennCare's new ASO reimbursement system.

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Pursuant to an agreement between TennCare and OmniCare-TN in October 2002, TennCare further agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but has been recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare-TN.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to OmniCare-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's 18-month stabilization program.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earn fixed administrative fees, are not at risk for medical costs in excess of targets established based on various factors, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. Under such ASO program as originally established, the Company expected to earn limited additional administrative fees, based on certain performance measures as an incentive to manage medical costs below the targets. However, the Governor of Tennessee and Tenncare representatives later publicly stated in discussions with the Tennessee legislature and elsewhere that no incentive payments would be made because of that state's and TennCare's budget situation. TennCare stated at the inception of the ASO program that it intends to return to a full risk system after the end of the 18-month stabilization period at January 1, 2004. This remains the Company's current understanding of TennCare's intention in this regard.

The Company has arranged for a sublease to OmniCare-MI of all of the Company's leased premises in Detroit, Michigan, retroactive to November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement will cost the Company approximately $40,000 per month through the remainder of the lease.

The Company currently has a $1.8 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.25% at June 30, 2003) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs, related to the ASO arrangement for the TennCare program and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, maintain compliance with bank financial covenants, and maintain minimum statutory net worth requirements of OmniCare-TN.

RECENTLY ENACTED PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued the following new accounting standards and interpretations, which may be applicable in the future to the Company:

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted SFAS 148 according to the disclosure-only provisions of SFAS No. 123 and has implemented disclosure for all interim periods beginning March 31, 2003 of pro-forma earnings per share if the Company had elected to recognize compensation cost based on the fair value of the options at grant date.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations.

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 related to initial recognition and measurement of guarantees did not have an impact on the net income or equity of the Company.

FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

ITEM 8. FINANCIAL STATEMENTS

Presented beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None except as previously reported on Forms 8-K and 8-K/A on March 5 and 10, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 14, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 14, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 14, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 14, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 14, 2003 is the information set forth in such proxy statement under the headings "Audit Fees" and "Audit Committee Pre-Approval Policies and Procedures."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.

3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760); (ii) the Company's Form 10-K reports for its fiscal years ended June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999 and 2001; (iii) the Company's
10-K/A report filed October 14, 1996; (iv) the Company's Form 10-Q reports for its quarters ended March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, March 31, 1998 and December 31, 1998; (v) the Company's Form 8-K reports filed with the Commission August 8, 1991, April 23, 1993, May 24, 1993, January 29, 1996, April 19, 1996, October 30, 1997, January 20, 1998, January 14, 2000, March 5, 2003 and April 15, 2003; or (vi) the Company's Form 8-K/A reports filed with the Commission July 21, 1993, November 12, 1997 and March 10, 2003. The Exhibit Index is hereby incorporated by reference into this Item 15.

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

UNITED AMERICAN HEALTHCARE CORPORATION (REGISTRANT)

          By  /s/ William C. Brooks
               --------------------------------------------
               Chairman, President and Chief Executive Officer
               (principal executive officer)


Date: September 24, 2003

          By  /s/ Stephen D. Harris
               --------------------------------------------
               Chief Financial Officer
               (principal financial officer)


Date: September 24, 2003

SIGNATURE                          CAPACITY
---------                          --------

/s/WILLIAM C. BROOKS               Chairman, President and CEO
--------------------------------   (Principal Executive Officer)
William C. Brooks

/s/EMMETT S. MOTEN, JR.            Secretary and Director
--------------------------------
Emmett S. Moten, Jr.

/s/STEPHEN D. HARRIS               Chief Financial Officer
--------------------------------   (Principal Financial Officer and Principal
Stephen D. Harris                  Accounting Officer)

/s/OSBIE HOWARD                    Director
--------------------------------
Osbie Howard

/s/RICHARD M. BROWN, D.O.          Director
--------------------------------
Richard M. Brown, D.O.

/s/WILLIAM B. FITZGERALD           Director
--------------------------------
William B. Fitzgerald

/s/DARREL W. FRANCIS               Director
--------------------------------
Darrel W. Francis

/s/TOM A. GOSS                     Director
--------------------------------
Tom A. Goss

/s/RONALD E. HALL, SR.             Director
--------------------------------
Ronald E. Hall, Sr.

/s/PETER F. HURST, JR.             Director
--------------------------------
Peter F. Hurst, Jr.

                     (This page intentionally left blank.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page
Independent Auditors' Reports.................................................................................F-2

Consolidated Balance Sheets as of June 30, 2003 and 2002......................................................F-4

Consolidated Statements of Operations for each of the years in the three-year period
     Ended June 30, 2003......................................................................................F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for
     each of the years in the three-year period ended June 30, 2003...........................................F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2003.......................................................................................F-7

Notes to Consolidated Financial Statements....................................................................F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheet of United American Healthcare Corporation and Subsidiaries as of June 30, 2003 and the related consolidated statement of operations, shareholders' equity and comprehensive income, and cash flows for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/Follmer Rudzewicz PLC

Southfield, Michigan
August 25, 2003

                          Independent Auditors' Report

The Board of Directors
United American Healthcare Corporation

We have audited the accompanying consolidated balance sheet of United American Healthcare Corporation and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 16 to the consolidated financial statements, the Company has restated the 2002 and 2001 consolidated financial statements to reflect certain discontinued operations.

/s/KPMG LLP

Detroit, Michigan
October 11, 2002, except for note 16, as to which the date is September 23, 2003

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                  JUNE 30,
                                                                                                          -----------------------
                                                                                                          2003               2002
                                                                                                          ----               ----
ASSETS
Current assets
    Cash and cash equivalents                                                                           $  3,693           $  2,026
    Marketable securities                                                                                  1,000             16,784
    Accounts Receivable -- State of Tennessee                                                              1,213              1,794
    Other receivables                                                                                      1,495              2,856
    Refundable income taxes                                                                                 --                  284
    Prepaid expenses and other                                                                               167                621
    Deferred income taxes                                                                                    570              1,090
                                                                                                        --------           --------
       Total current assets                                                                                8,138             25,455

Assets held for sale                                                                                         800               --
Property and equipment, net                                                                                  478              2,426
Goodwill                                                                                                   2,952              2,952
Marketable securities                                                                                      2,160              1,826
Other assets                                                                                                 586                677
                                                                                                        --------           --------
                                                                                                        $ 15,114           $ 33,336
                                                                                                        ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                                                   $  1,108           $  1,032
    Medical claims payable                                                                                   591             24,495
    Accounts payable and accrued expenses                                                                  2,796              1,148
    Accrued compensation and related benefits                                                                519                788
    Other current liabilities                                                                              1,430              1,784
                                                                                                        --------           --------
       Total current liabilities                                                                           6,444             29,247

Long-term debt, less current portion                                                                         658              1,837
Accrued rent                                                                                                 872                505
                                                                                                        --------           --------
Total Liabilities                                                                                          7,974             31,589

Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                                                  -                  -
    Common stock, no par, 15,000,000 shares authorized; 7,034,249 and
      6,910,721 shares issued and outstanding at June 30, 2003 and 2002,
      respectively                                                                                        11,570             11,407
    Retained deficit                                                                                      (4,469)            (9,675)
    Accumulated other comprehensive income, net of deferred federal income
      taxes                                                                                                   39                 15
                                                                                                        --------           --------
Total Shareholders' Equity                                                                                 7,140              1,747
                                                                                                        --------           --------
                                                                                                        $ 15,114           $ 33,336
                                                                                                        ========           ========

See accompanying notes to the consolidated financial statements

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   YEAR ENDED JUNE 30,
                                                                                      ---------------------------------------------
                                                                                        2003              2002              2001
                                                                                        ----              ----              ----
REVENUES
  Medical premiums                                                                    $   7,841         $ 163,094         $ 103,004
  Fixed administrative fees                                                              14,750              --                --
  Interest and other income                                                               1,939             2,082             2,326
                                                                                      ---------         ---------         ---------
     Total revenues                                                                      24,530           165,176           105,330

EXPENSES
  Medical services                                                                          434           155,092            85,738
  Marketing, general and administrative                                                  15,680            17,989            15,234
  Depreciation and amortization                                                             296               320               961
  Interest expense                                                                          140               216               401
                                                                                      ---------         ---------         ---------
     Total expenses                                                                      16,550           173,617           102,334
                                                                                      ---------         ---------         ---------
Earnings (loss) from continuing operations before income taxes                            7,980            (8,441)            2,996
Income tax expense (benefit)                                                                647               818            (1,566)
                                                                                      ---------         ---------         ---------
Earnings (loss) from continuing operations                                                7,333            (9,259)            4,562

DISCONTINUED OPERATIONS
   Loss from discontinued operations                                                     (2,127)           (1,704)           (3,333)
                                                                                      ---------         ---------         ---------
Net earnings (loss)                                                                   $   5,206         $ (10,963)        $   1,229
                                                                                      =========         =========         =========

NET EARNINGS (LOSS) PER COMMON SHARE -- BASIC
   Earnings (loss) from continuing operations                                              1.06             (1.35)             0.67
   Loss from discontinued operations                                                      (0.31)            (0.25)            (0.49)
                                                                                      ---------         ---------         ---------
   Net earnings (loss) per common share                                               $    0.75         $   (1.60)        $    0.18
                                                                                      =========         =========         =========
       Weighted average shares outstanding                                                6,941             6,839             6,779
                                                                                      =========         =========         =========
NET EARNINGS (LOSS) PER COMMON SHARE -- DILUTED
   Earnings (loss) from continuing operations                                              1.06             (1.35)             0.67
   Loss from discontinued operations                                                      (0.31)            (0.25)            (0.49)
                                                                                      ---------         ---------         ---------
   Net earnings (loss) per common share                                               $    0.75         $   (1.60)        $    0.18
                                                                                      =========         =========         =========
       Weighted average shares outstanding                                                6,950             6,839             6,808
                                                                                      =========         =========         =========


See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                  NUMBER                          RETAINED        ACCUMULATED
                                                    OF                            EARNINGS           OTHER            TOTAL
                                                  COMMON          COMMON        (ACCUMULATED     COMPREHENSIVE     SHAREHOLDERS'
                                                  SHARES           STOCK          DEFICIT)       INCOME (LOSS)       EQUITY
                                                  ------           -----          --------       -------------       ------
BALANCE AT JUNE 30, 2000                            6,779         $11,152         $    59         $  (160)          $11,051

Issuance of stock options                            --                36            --              --                  36
Comprehensive income:
  Net earnings                                       --              --             1,229            --               1,229

Unrealized loss on marketable
  securities, net of tax of $5                       --              --              --                (3)               (3)
                                                  -------         -------         -------         -------           -------
Total comprehensive income (loss)                    --              --             1,229              (3)            1,226
                                                  -------         -------         -------         -------           -------
BALANCE AT JUNE 30, 2001                            6,779          11,188           1,288            (163)           12,313

Issuance of common stock                              132             219             --              --                219
Comprehensive income:
   Net loss                                          --              --           (10,963)            --            (10,963)
Unrealized gain on marketable
  securities                                         --              --               --              178               178
                                                  -------         -------         -------         -------           -------
Total comprehensive income (loss)                    --              --           (10,963)            178           (10,785)
                                                  -------         -------         -------         -------           -------
BALANCE AT JUNE 30, 2002                            6,911          11,407          (9,675)             15             1,747
                                                  -------         -------         -------         -------           -------

Issuance of common stock                              148             163            --              --                 163
Comprehensive income:
   Net earnings                                      --              --             5,206            --               5,206
 Unrealized gain on marketable
  securities                                         --              --              --                24                24
                                                  -------         -------         -------         -------           -------
Total comprehensive income                           --              --             5,206              24             5,230
                                                  -------         -------         -------         -------           -------
BALANCE AT JUNE 30, 2003                            7,059         $11,570         $(4,469)        $    39           $ 7,140
                                                  =======         =======         =======         =======           =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED JUNE 30,
                                                                                       --------------------------------------------
                                                                                         2003              2002              2001
                                                                                         ----              ----              ----
OPERATING ACTIVITIES
    Net earnings (loss)                                                                $  5,206          $(10,963)         $  1,229
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
       Bad debt expense                                                                     847              --              11,532
       Loss (gain) on disposal of assets                                                    577             2,411               (18)
       Loss on liquidation of investment                                                     24               166              --
       Depreciation and amortization                                                        640             1,800             1,953
       Accrued rent                                                                         367               (75)              (72)
       Deferred income taxes                                                                520               556            (1,940)
       Stock awards                                                                         127                50              --
    Changes in assets and liabilities
       Accounts receivable-State of Tennessee                                               581            (1,358)            2,036
       Management fee receivable                                                           --                --              (2,008)
       Other receivables                                                                    514              (567)             (984)
       Refundable federal income taxes                                                      284              --                (284)
       Prepaid expenses and other                                                           454               (72)             (337)
       Other assets                                                                          91              --                --
       Medical claims payable                                                           (23,904)            4,680             8,570
       Accounts payable and accrued expenses                                              1,648            (1,990)           (2,601)
       Accrued compensation and related benefits                                           (269)             (305)              333
       Other current liabilities                                                           (354)              558               539
                                                                                       --------          --------          --------
       Net cash provided by (used in) operating activities                              (12,647)           (5,109)           17,948
                                                                                       --------          --------          --------
INVESTING ACTIVITIES
    Purchase of marketable securities                                                      (334)          (19,388)           (1,265)
    Proceeds from the sale of marketable securities                                      15,784             5,997               921
    Purchase of property and equipment                                                      (68)           (1,005)           (3,044)
    Proceeds from the sale of property and equipment                                                         --                  21
                                                                                       --------          --------          --------
       Net cash provided by (used in) investing activities                               15,382           (14,396)           (3,367)
                                                                                       --------          --------          --------
FINANCING ACTIVITIES
    Payments made on debt                                                                (1,104)             (623)             (853)
    Repurchase of common stock                                                             --                --                --
    Issuance of common stock                                                                 36               169              --
                                                                                       --------          --------          --------
       Net cash used in financing activities                                             (1,068)             (454)             (853)
                                                                                       --------          --------          --------
       Net increase (decrease) in cash and cash equivalents                               1,667           (19,959)           13,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            2,026            21,985             8,257
                                                                                       --------          --------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $  3,693          $  2,026          $ 21,985
                                                                                       ========          ========          ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                                                                     YEAR ENDED JUNE 30,
                                                                                           -----------------------------------------
                                                                                           2003              2002              2001
                                                                                           ----              ----              ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                         $ 133             $ 200             $ 401
                                                                                           -----             -----             -----
     Income taxes paid                                                                     $ --              $ 250             $  58
                                                                                           -----             -----             -----

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

NOTE 1 - DESCRIPTION OF BUSINESS

United American Healthcare Corporation, together with its wholly and majority owned subsidiary (collectively, the "Company"), is a provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee and previously (until November 1, 2002) Michigan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned operational subsidiary:
                  United American of Tennessee, Inc. ("UA-TN") and Subsidiary. OmniCare Health Plan, Inc. ("OmniCare-TN") is a 75%-owned subsidiary of UA-TN. Also included in the consolidated financial statements are its non-operational wholly owned subsidiary, United American of Florida, Inc. ("UA-FL") and its 51% owned subsidiary, UltraMedix Healthcare Systems, Inc. ("UltraMedix"). The Company ceased activities related to UA-FL and UltraMedix in fiscal 1998. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         D. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2003 and 2002.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

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

         F. PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures -- 5 to 13 years; equipment -- 5 years; and computer software -- 2 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from 5 to 13 years. The Company uses accelerated methods for income tax purposes.

         G. GOODWILL. Goodwill resulting from business acquisitions is carried at cost. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

                  Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS NO.
                  142. Accordingly, goodwill impairment was not recorded for the years ended June 30, 2003 and 2002. Amortization expense of approximately $0.7 million, or $0.10 per share, was recorded for the year ended June 30, 2001. Had the provisions of SFAS 142 been applied for the year ended June 30, 2001, the Company's net earnings would have been $1.9 million or $0.28 per share for that year.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

         H. LONG-LIVED ASSETS. Following the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values.

         I. MEDICAL CLAIMS PAYABLE. The Company provides for medical claims incurred but not reported and the cost of adjudicating claims based primarily on past experience, together with current factors, using accepted actuarial methods. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

         J. REVENUE RECOGNITION. Medical premium revenues are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenues. Management fee revenues are recognized in the period the related services are performed. Per generally accepted accounting principles ("GAAP"), the Company's revenue recognition policy has been adjusted for Fiscal 2003 to reflect TennCare's administrative services only ("ASO") arrangement in which OmniCare-TN assumes no risk for medical claims. See Note 14 for further discussion.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

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

         N. STOCK BASED COMPENSATION. The Company has adopted SFAS No. 148 and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock, if dilutive. See Note 12 for further discussion.

         O. EARNINGS PER SHARE. Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

                  For the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001 the Company had outstanding stock options of 9,241, 0, and 29,030 common shares, respectively, having a dilutive effect on earnings per share.

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

         Q. RECLASSIFICATION. Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation, which present the operations related to managing OmniCare-MI as a discontinued operation. Such reclassifications have no effect on net earnings (loss) as originally presented for those years. See Note 16 for further discussion.

NOTE 3 - ACQUISITIONS

OMNICARE HEALTH PLAN, INC. OF TENNESSEE (OMNICARE-TN)

In February 1994, the Company and its wholly owned subsidiary, UA-TN, entered into a long-term agreement to manage OmniCare-TN and, effective July 1994, acquired a 50% equity

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

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

NOTE 4 -- MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost, of marketable securities as of June 30, 2003 and 2002 is as follows (in thousands):


                                                           2003            2002
                                                           ----            ----
Available for sale -- Current:
 Certificates of deposit                                 $ 1,000         $15,922
 Equity and other securities                                --               862
                                                         -------         -------
                                                           1,000          16,784
                                                         -------         -------

Available for sale -- Noncurrent:
 U.S. government obligations                               2,160           1,826
                                                         -------         -------
                                                           2,160           1,826
                                                         -------         -------
                                                         $ 3,160         $18,610
                                                         =======         =======

Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $2.2 million and $1.8 million at June 30, 2003 and 2002, respectively.

NOTE 5 - CONCENTRATION OF RISK

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

During the years ended June 30, 2003, 2002 and 2001, approximately 87%, 91% and 71%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. Prior to the current administrative services only arrangement discussed in Note 14, TennCare withheld 5% of the Company's monthly capitation payment, which withheld amounts were distributed to the Company when certain informational filing requirements were met by the Company. Amounts withheld by TennCare as of June 30, 2003 and 2002 totaled approximately $0.0 million and $1.8 million, respectively. There are no withholdings by TennCare under the current administrative services only arrangement.

The Company had a long-term management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"), which terminated on November 1, 2002. Pursuant to the management agreement, the Company provided management and consulting services to OmniCare-MI and was paid a percentage of revenues until August 1, 2001 and thereafter cost-based fee, from OmniCare-MI as a percentage of the Company's total revenues were 8%, 20% and 17% for the years ended June 30, 2003, 2002 and 2001, respectively. See Note 11 for further discussion of the OmniCare-MI management agreement.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at each June 30 consists of the following (in thousands):

                                                               2003        2002
                                                               ----        ----
Furniture and fixtures                                       $   863     $ 2,234
Equipment                                                      2,636      11,729
Computer software                                                177       6,488
                                                             -------     -------
                                                               3,676      20,451
Less accumulated depreciation and amortization                 3,198      18,025
                                                             -------     -------
                                                             $   478     $ 2,426
                                                             =======     =======

See Note 16 for discussion on assets held for sale.

NOTE 7 - SURPLUS NOTES RECEIVABLE

On April 13, 2000 and June 30, 1998, the Company funded unsecured loans to OmniCare-MI, evidenced by surplus notes of $7.7 million and $4.6 million, respectively, to enable OmniCare-MI to meet its minimum statutory requirements for net worth and working capital. The $7.7 million loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus notes, interest and principal payments required approval by the State of Michigan's Office of Financial and Insurance Services ("OFIS") and were payable only from any statutory surplus earnings of OmniCare-MI. The fixed interest rate on the $7.7 million surplus note was 8.5% per annum, and the interest rate on the

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

$4.6 million surplus note was the prime rate (4.75% at June 30, 2002). Interest was payable annually and forfeited if not then paid. Interest income of $0.9 million and $1.1 million was forfeited for fiscal 2002 and 2001, respectively. The principal on the notes had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI.

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

NOTE 8 - LONG TERM DEBT

The Company currently has a $1.8 million term loan with Standard Federal Bank, N.A. It is repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.25% at June 30, 2003) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

The Company's outstanding debt at each June 30 is as follows (in thousands):

                                                             2003          2002
                                                             ----          ----
Term loan                                                   $1,766        $2,869
Less debt payable within one year                            1,108         1,032
                                                            ------        ------
Long-term debt, less current portion                        $  658        $1,837
                                                            ======        ======

NOTE 9 -- MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $0.6 million and $24.5 million at June 30, 2003 and 2002, respectively, for unpaid claims and medical claims incurred by enrollees. The ultimate

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

settlement of medical claims may vary from the estimated amounts reported at June 30, 2003, 2002 and 2001.

The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                            2003                 2002                  2001
                                                            ----                 ----                  ----
Balance at beginning of fiscal year                       $  24,495            $  19,815             $  11,245

Incurred losses as related to current year                     --                157,953                87,396
Incurred loss related to prior year                             434                 --                    --
Reserve reversal related to prior year                         --                 (2,861)               (1,658)
                                                          ---------            ---------             ---------
Total losses incurred                                           434              155,092                85,738

Paid claims related to current year                            --                132,734                67,581
Paid claims related to prior year                            24,338               17,678                 9,587
                                                          ---------            ---------             ---------
Total paid claims                                            24,338              150,412                77,168
                                                          ---------            ---------             ---------
Balance at end of fiscal year                             $     591            $  24,495             $  19,815
                                                          =========            =========             =========

Under an agreement with an insurer, 80% of inpatient medical claim costs in excess of $0.2 million up to $1.0 million per enrollee per year are paid by the insurer. The reserve reversal related to prior year of $0.8 million in fiscal 2001 was attributable to UltraMedix Healthcare Systems, Inc. (a Florida managed care organization which had been managed under a long-term agreement by the Company and its majority-owned subsidiary, UA-FL), which ceased operations and was placed in liquidation in March 1998. Company management concluded at March 31, 2001 that the previously established medical claims liability of $0.8 million should be zero.

NOTE 10 -- INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

                                                     2003                   2002                   2001
                                                     ----                   ----                   ----
Continuing operations:
Current expense                                     $   127                $   262                $   374
Deferred expense (credit)                             1,592                 (2,991)                  (238)
Change in valuation allowance                        (1,072)                 3,547                 (1,702)
                                                    -------                -------                -------
                                                    $   647                $   818                $(1,566)
                                                    =======                =======                =======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):

                                                              2003               2002               2001
                                                              ----               ----               ----
Income tax expense (benefit) at the statutory tax rate       $ 1,990            $(3,449)           $  (114)
State and city income tax                                        177                299                237
Utilization of AMT credit                                       --                 --                 (284)
Tax-exempt interest on municipal bonds                          --                  (13)               (13)
Non-deductible goodwill amortization                            --                 --                  242
Utilization of NOL carryforward                                 --                 --                 --
Valuation allowance                                           (1,072)             3,547             (1,702)
Other, net                                                      (448)               434                 68
                                                             -------            -------            -------
                                                             $   647            $   818            $(1,566)
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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2003. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of June 30, 2003, the NOLs for federal income tax purposes expire from 2011 to 2021. Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

                                                                          2003                  2002
                                                                          ----                  ----
Deferred tax assets
    Accrued rent                                                        $    297              $    172
    Bad debt expense                                                       1,360                 1,360
    Deferred compensation                                                    135                   185
    Net operating loss carryforward of consolidated losses                 5,381                 3,812
    Net operating loss carryforward of purchased subsidiary                1,563                 4,998
    Alternative minimum tax credit carryforward                              403                   403
    Property and equipment                                                 1,018                   820
                                                                        --------              --------
Total gross deferred tax assets                                           10,157                11,750
    Valuation allowance                                                   (9,587)              (10,660)
                                                                        --------              --------
Total gross deferred tax liabilities                                        --                    --
                                                                        --------              --------
    Net deferred tax asset                                              $    570              $  1,090
                                                                        ========              ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

NOTE 11 - RELATED PARTY TRANSACTIONS


The Company had a long-term management agreement with OmniCare-MI from 1985 until November 1, 2002. OmniCare-MI was related to the Company via certain common officers and directors until July 31, 2001. During the period of such relationship, the agreement provided that: it would expire in December 2010; it was subject to review every five years and could be terminated without cause by OmniCare-MI at the time of the review or by either party with cause; the Company was required to pay certain administrative expenses associated with its activity on behalf of OmniCare-MI; and all costs associated with the management of OmniCare-MI were expensed as incurred.

A court order issued on July 31, 2001 placed OmniCare-MI in rehabilitation. Pursuant to the court order, the Company continued to perform the management agreement without interruption and no Company officers or directors were any longer OmniCare-MI officers or directors. The Company and OmniCare-MI amended the agreement effective as of August 1, 2001, reducing the Company's management fee percentage from a fixed percentage (14%) of premiums earned by OmniCare-MI to a cost-based fee beginning in August 2001, subject to adjustment to appropriately reflect the Company's costs of performing the contract, and continuing unchanged the agreement's other basic terms. The management agreement terminated November 1, 2002.

Health insurance for some of the Company's employees was provided by OmniCare-MI. The expense was $0.03 million, $0.6 million and $1.0 million for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company then arranged in October 2002 for a sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement has and will cost the Company approximately $40,000 per month through the remainder of the lease.

NOTE 12 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective April 1, 2001, the Company has matched 50% of an employee's contribution up to 4% of the employee's salary. Prior to April 1, 2001, the Company matched 1% of compensation. Expenses related to the 401(k) plan were $45,653, $94,000 and $40,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions for each of the years ended June 30, 2003 and 2002 were zero.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999, May 3, 2001 November 30, 2001, and May 8, 2003 nonqualified options for a total of 325,000, 26,000, 5,000, 8,000, 50,000, 75,000, and 25,000 common shares, respectively, were granted under the 1998 Plan. The exercise prices of the options range from $0.63 to $5.08.

Independent of any stock option plan, on May 11, 1998 the Company granted nonqualified stock options for 100,000 common shares to the Company's prior President and reserved that number of common shares for issuance upon exercise of such options. Such options expired on May 11, 2003 without being exercised. On March 1, 2003, the Company granted nonqualified stock options for 100,000 common shares to the Company's President and CEO and reserved that number of common shares for issuance upon exercise of such options. Such options expire March 1, 2008 and are fully exercisable beginning March 1, 2005 at a price of $1.10 per share.

SFAS No. 148 and SFAS No. 123 prescribes a method of accounting and disclosure for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted SFAS No. 148 and the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for fiscal 2003, 2002 and 2001 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                           2003             2002              2001
                                                                                           ----             ----              ----
Earnings (loss) from continuing operations:
 Net earnings as reported                                                                 $ 7,333          $(9,259)          $ 4,562
Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                                                       74              244                18
Pro forma net earnings                                                                    $ 7,259          $(9,503)          $ 4,544
Earnings (loss) from continuing operations per share (Basic
and Diluted):
      As reported                                                                         $  1.06          $ (1.35)          $  0.67
      Pro forma                                                                           $  1.04          $ (1.39)          $  0.67
                                                                                          -------          -------           -------

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2003: dividend yield of 0%; expected volatility of 90.58%; risk free interest rate of 3.77%; and expected life of 10 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

Information regarding the stock options for fiscal 2003, 2002 and 2001 follows (shares in thousands):

                                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                -----------------------------------------------------  ----------------------------
                                                                                                                           WEIGHTED
                                                                     WEIGHTED            AVERAGE        NUMBER OF           AVERAGE
                                                                      AVERAGE           REMAINING         SHARES           EXERCISE
                                                SHARES            EXERCISE PRICE     CONTRACTUAL LIFE  EXERCISABLE           PRICE
                                                ------            --------------     ----------------  -----------           -----
Options
 outstanding at
  June 30, 2001                                    495                $1.46              7.7 years          484              $1.46
Granted                                             75                 5.08              9.3 years           75               5.08
Exercised                                         (125)                0.63                   --           (125)              0.63
Expired                                           --                    --                    --           --                  --
Forfeited                                           (9)                1.25                   --           --                  --
                                                ------                -----              ---------       ------              -----
Options
 outstanding at
  June 30, 2002                                    436                 2.08              7.2 years          434              $2.08
Granted                                            155                 1.27              6.8 years            1              $5.28
Exercised                                          (38)                0.96                   --            (38)               --
Expired                                           (100)                1.38                   --           (100)               --
Forfeited                                           (2)                1.25                   --             (2)               --
                                                ------                -----              ---------       ------              -----
Options
 outstanding at
  June 30, 2003                                    451                $2.03              7.2 years          295              $2.42
                                                ------                -----              ---------       ------              -----

Options for 13,000 common shares were available for grant under the 1998 Plan at the end of fiscal 2003.

NOTE 13 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through May 2005. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the years ended June 30, 2003, 2002 and 2001 totaled $1.9 million, $1.7 million and $1.6 million, respectively. Based on current commitments, the Company anticipates rent expense of $0.5 million for fiscal years 2004 and 2005.

The Company has arranged for a sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

end of the lease in May 2005. This arrangement has and will cost the Company approximately $40,000 per month through the remainder of the lease. The Company recognized a charge of $0.6 million in the second quarter of fiscal 2003 relating to this sublease, which is included in discontinued operations.

NOTE 14 -- CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earn fixed administrative fees, are not at risk for medical costs in excess of targets established based on various factors, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. TennCare has stated it intends to return to a full risk system after the end of the 18-month stabilization period at January 1, 2004.

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but has been recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare TN pursuant to the State's TennCare amendment and further agreement discussed above in this Note 14.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

NOTE 15 -- LIQUIDITY

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

The outcome of the above matters could have an impact on the Company's ability to successfully meet ongoing obligations. The Company had expected to earn limited additional administrative fees under the current TennCare reimbursement system as originally established, based on certain performance measures as an incentive to manage medical costs below the targets. However, the Governor of Tennessee and TennCare representatives later publicly stated in discussions with the Tennessee legislature and elsewhere that no incentive payments would be made because of that state's and TennCare's budget situation. On the basis of the 19,857 additional new OmniCare-TN members effective June 1, 2003, the premium rate increase effective July 1, 2003, and the matters discussed in Note 14, management believes at this time that the Company has the ability to generate sufficient earnings and cash to adequately support its financial requirements through the next twelve months, maintain compliance with bank financial covenants, and maintain minimum statutory net worth requirements of OmniCare-TN.

NOTE 16 -- DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare-MI, ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management now expects to complete the signing of the sublease and the sale of assets by the third quarter of fiscal 2004. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2002.

In connection with the November 1, 2002 termination of its OmniCare-MI management agreement, the Company recorded a $1.8 million loss from discontinued operations in the second quarter of fiscal 2003. Such loss was due in part to:
(i) a $0.6 million write-down of assets held for sale in

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

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

The loss in fiscal year 2002 of $1.7 million is primarily attributed to an impairment loss equal to the $2.4 million remaining carrying value of the patient care software system which the Company had purchased to fulfill a requirement of the State of Michigan's Office of Financial and Insurance Services to implement such a system for OmniCare-MI. The system was not in use at June 30, 2002 and Company management recognized that the system would not be used by OmniCare-MI because its management agreement with the Company would terminate November 1, 2002.

Summarized selected financial information for the discontinued operations is as follows:

                                                                     2003              2002              2001
                                                                     ----              ----              ----
Management fees revenue                                            $  3,395          $ 14,941          $ 26,394
                                                                   --------          --------          --------
Loss from discontinued operations net of zero income taxes         $ (2,127)         $ (1,704)         $ (3,333)
                                                                   ========          ========          ========

NOTE 17- UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the years ended June 30, 2003 and 2002 (in thousands, except per share data):

                                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------------------------------------
                                                 JUNE 30,           MARCH 31,          DEC. 31,         SEPT. 30,            TOTAL
                                                 --------           ---------          --------         ---------            -----
2003
Total revenues                                   $   4,657              4,717             8,042             7,114            24,530
Net earnings                                           828                528             1,448             2,402             5,206
Net earnings
 per common share
  assuming dilution                              $    0.12               0.08              0.21              0.34              0.75

2002
Total revenues                                   $  52,859          $  42,679         $  33,715         $  35,923         $ 165,176
Net earnings (loss)                                (14,414)               299             1,033             2,119           (10,963)
Net earnings (loss) per
 common share
  assuming dilution                              $   (2.10)         $    0.04         $    0.15         $    0.31         $   (1.60)

In the quarter ended June 30, 2002, the Company made the following significant adjustments: (i) increase in medical expenses of $11.2 million due to an increase in the medical loss ratio from 87% to 95% and (ii) loss of $2.4 million for the write-down of a claims conversion system.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

NOTE 18 -- SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations is as follows (in thousands):

                                                             MANAGEMENT             HMOS &           CORPORATE &        CONSOLIDATED
   2003                                                     COMPANIES (1)      MANAGED PLANS (2)     ELIMINATIONS          COMPANY
   ----                                                     -------------      -----------------     ------------       ------------
Revenues -- external customers                                $    --                22,591                --                22,591
Revenues -- intersegment                                         13,291                --               (13,291)               --
Interest and other income                                           231               1,708                --                 1,939
                                                              ---------           ---------           ---------           ---------
Total revenues                                                $  13,522              24,299             (13,291)             24,530
                                                              =========           =========           =========           =========
Interest expense                                              $     140                --                  --                   140
Earnings (loss) from continuing                                  (2,211)              9,544                --                 7,333
   operations
Loss from discontinued operations                                (2,127)               --                  --                (2,127)
Segment assets                                                   30,416               9,987             (25,289)             15,114
Purchase of equipment                                                68                --                  --                    68
Depreciation and amortization                                       296                --                  --                   640
                                                              =========           =========           =========           =========
   2002
Revenues -- external customers                                $    --             $ 163,094           $    --             $ 163,094
Revenues -- intersegment                                         16,191                --               (16,191)               --
Interest and other income                                           (13)              2,095                --                 2,082
                                                              ---------           ---------           ---------           ---------
Total revenues                                                $  16,178           $ 165,189           $ (16,191)          $ 165,176
                                                              =========           =========           =========           =========
Interest expense                                              $     216           $    --             $    --             $     216
Earnings (loss) from continuing                                     639              (9,898)               --                (9,259)
   operations
Loss from discontinued operations                                (1,704)               --                  --                (1,704)
Segment assets                                                   29,485              23,836             (19,985)             33,336
Purchase of equipment                                             1,005                --                  --                 1,005
Depreciation and amortization                                       320                --                  --                   320
                                                              =========           =========           =========           =========
   2001
Revenues -- external customers                                     --             $ 103,004           $    --             $ 103,004
Revenues -- intersegment                                      $  11,731                --               (11,731)               --
Interest and other income                                           571               1,862                (107)              2,326
                                                              ---------           ---------           ---------           ---------
Total revenues                                                   12,302             104,866           $ (11,838)          $ 105,330
                                                              =========           =========           =========           =========
Interest expense                                              $     401                --                  --                   401
Earnings (loss) from continuing                                  (1,458)              6,837                (817)              4,562
   operations
Loss from discontinued operations                                (3,333)               --                  --                (3,333)
Segment assets                                                   30,194              29,714             (18,251)             41,657
Purchase of equipment                                             3,044                --                  --                 3,044
Depreciation and amortization                                       961                --                  --                   961
                                                              =========           =========           =========           =========


(1) Management Companies: United American Healthcare Corporation (2003, 2002,
2001), United American of Tennessee, Inc. (2003, 2002, 2001), and United American of Florida, Inc. (2001).

(2) HMOs and Managed Plans: OmniCare Health Plan of Tennessee (2003, 2002, 2001) and County Care (through September 30, 2001).

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003, 2002 AND 2001

NOTE 19 - RECENTLY ENACTED PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued the following new accounting standards and interpretations, which may be applicable in the future to the Company:

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted SFAS 148 according to the disclosure-only provisions of SFAS No. 123 and has implemented disclosure for all interim periods beginning March 31, 2003 of pro-forma earnings per share if the Company had elected to recognize compensation cost based on the fair value of the options at grant date.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations.

FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 related to initial recognition and measurement of guarantees did not have an impact on the net income or equity of the Company.

FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities, or VIE's, which are entities for which control is achieved through means other than through voting rights. The Company has completed an analysis of FIN 46 and has determined that it does not have any VIEs.

                                  EXHIBIT INDEX

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
   3.1             Restated Articles of Incorporation    Exhibit 3.1 to the Registrant's Form S-1
                   of Registrant                         Registration Statement under the
                                                         Securities Act of 1933, as amended,
                                                         declared effective on April 23, 199"
                                                         ("1991 "-1")

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
                   Care, Inc. dated

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
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

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
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

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
                   occupancy

                   Lease Agreement between               Exhibit 10.19 to Registrant's 1995 Form
   10.17           International Business Machines       10-K
                   Corporation and Registrant dated
                   August 29, 1994

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

   10.23           Form of Stock Transfer Services       Exhibit 10.19 to Registrant's 1994 Form
                   Agreement between Huntington          10-K
                   National Bank and Registrant

   10.24           Employment Agreement between Julius   Exhibit 10.15 to 1991 S-1
                   V. Combs, M.D. and Registrant dated

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
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

   10.33           Agreement of Purchase and             Form 10-K filed October 14,

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
                   Sale of Stock, between CHF            1997
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
                   24,

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
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

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
                   December 11, 1998

   10.51           Amendment of Promissory               Exhibit 10.51 to Registrant's 1999
                   Note and Business Loan Agreement      Form 10-K
                   from Michigan National Bank dated
                   May 6, 1999

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

   10.54           Business Loan Agreement between       Exhibit 10.54 to Registrant's 2001
                   Registrant and Michigan National      Form 10-K
                   Bank dated September 25, 2000

   10.55           Promissory Note of Registrant to      Exhibit 10.55 to Registrant's 2001
                   Michigan National Bank dated          Form 10-K
                   September 25, 2000

   10.56           Security Agreement between            Exhibit 10.56 to Registrant's 2001
                   Registrant and Michigan National      Form 10-K
                   Bank dated September 25, 2000

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

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
                   November 29, 2001 and
                   effective September 30, 2001.

   10.59           Amendment to Management Agreement     Form 10-Q for the Quarter Ended December
                   with OmniCare Health Plan dated       31, 2001, filed February 14, 2002
                   December 14, 2001 and effective
                   August 1, 2001.

   10.60           Amendment of Business Loan            Exhibit 10.60 to Registrant's 2002
                   Agreement with Standard Federal Bank  Form 10-K
                   N.A., dated October 11,
                   2002

   10.61           Amendment of Business Loan            Form 10-Q for the Quarter Ended September
                   Agreement with Standard Federal       30, 2002, filed November 13, 2003
                   Bank N.A., dated October 11, 2002
                   and effective September 30, 2002

   10.62           Letter amendment of Business Loan     Form 10-Q for the Quarter Ended December
                   Agreement with Standard Federal       31, 2002, filed May 13, 2003
                   Bank N.A., dated February 5, 2003

   16.1            Concurring Letter regarding change    Form 8-K filed October 30, 1997
                   in Certifying Accountants dated
                   October 30, 1997, from Grant
                   Thornton LLP

   16.2            Concurring Letter regarding change    Form 8-K/A filed November 12, 1997
                   in Certifying Accountants dated
                   November 12, 1997, from Grant
                   Thornton LLP

   16.3            Concurring Letter regarding change    Form 8-K/A filed November 12, 1997
                   in Certifying Accountants dated
                   November 12, 1997, from Ernst &
                   Young LLP

   EXHIBIT                                                       INCORPORATED HEREIN BY                   FILED
   NUMBER              DESCRIPTION OF DOCUMENT                        REFERENCE TO                       HEREWITH
   ------              -----------------------                        ------------                       --------
   16.4            Concurring Letter regarding change    Form 8-K filed January 20, 1998
                   in Certifying Accountants dated
                   January 16, 1998, from Arthur
                   Andersen LLP

   16.5            Letter of KPMG LLP dated March 5,     Form 8-KA filed March 10, 2003
                   2003 to the Securities and Exchange
                   Commission.

   21              Subsidiaries of the Registrant                                                           *

   31.1            Certification of Chief Executive                                                         *
                   Officer under Section 302 of the
                   Sarbanes-Oxley Act of 2002

   31.2            Certification of Chief Financial                                                         *
                   Officer under Section 302 of the
                   Sarbanes-Oxley Act of 2002

   32.1            Certification of Chief Executive                                                         *
                   Officer Pursuant to 18 U.S.C.
                   Section 1350

   32.2            Certification of Chief Financial                                                         *
                   Officer Pursuant to 18 U.S.C.
                   Section 1350

   99.1            Press Release dated January 12, 1998  Form 8-K filed January 20, 1998

   99.2            Press Release dated January           Form 8-K filed January 14, 2000
                   6, 2000