Form 10-Q
period 2003-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2003-11-04
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 31, 2003 WAS 7,191,811

================================================================================
As filed with the Securities and Exchange Commission on November 4, 2003

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

TABLE OF CONTENTS

                                                                                           PAGE
PART I.
         Item 1.  Unaudited Condensed Consolidated Financial Statements-
                  Condensed Consolidated Balance Sheets - September 30, 2003 and
                    June 30, 2003......................................................      1
                  Condensed Consolidated Statements of Operations - Three Months
                    Ended September 30, 2003 and 2002..................................      2
                  Condensed Consolidated Statements of Cash Flows - Three Months
                    Ended September 30, 2003 and 2002..................................      3
                  Notes to the Unaudited Condensed Consolidated Financial Statements...      4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..............................................     10
         Item 3.  Quantitative and Qualitative Disclosures About Market risk...........     15

         Item 4.  Controls and Procedures..............................................     15

PART II.

         Item 5.  Other Information....................................................     16
         Item 6.  Exhibits and Reports on Form 8-K.....................................     17

SIGNATURES.............................................................................     18

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  SEPTEMBER 30,      JUNE 30,
                                                                                      2003             2003
                                                                                   (Unaudited)
                                                                                  -----------------------------
ASSETS
Current assets
  Cash and cash equivalents                                                        $      5,267    $      3,693
  Marketable securities                                                                   1,000           1,000
  Accounts Receivable - State of Tennessee                                                1,027           1,213
  Other receivables                                                                       1,240           1,495
  Refundable federal income taxes                                                             -               -
  Prepaid expenses and other                                                                130             167
  Deferred income taxes                                                                     331             570
                                                                                   ----------------------------
     Total current assets                                                                 8,995           8,138

Assets held for sale                                                                        800             800
Property and equipment, net                                                                 446             478
Goodwill                                                                                  2,952           2,952
Marketable securities                                                                     2,205           2,160
Other assets                                                                                586             586
                                                                                   ----------------------------
                                                                                   $     15,984    $     15,114
                                                                                   ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                                $      1,479    $      1,108
  Medical claims payable                                                                    591             591
  Accounts payable and accrued expenses                                                   3,003           2,796
  Accrued compensation and related benefits                                                 493             519
  Other current liabilities                                                               1,395           1,430
                                                                                   ----------------------------
     Total current liabilities                                                            6,963           6,444
Long-term debt, less current portion                                                          -             658
Accrued rent                                                                                778             872
                                                                                   ----------------------------
Total Liabilities                                                                         7,739           7,974

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued
  Common stock, no par, 15,000,000 shares authorized; 7,191,811 and
     7,034,247 issued and outstanding at September 30, 2003 and June 30,
     2003, respectively                                                                  11,762          11,570
  Retained deficit                                                                       (3,556)         (4,469)
  Accumulated other comprehensive gain, net of income taxes                                  39              39
                                                                                   ----------------------------
     Total Shareholders' equity                                                           8,245           7,140
                                                                                   ============================
                                                                                   $     15,984    $     15,114
                                                                                   ============================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       2003            2002
                                                                                   ----------------------------
REVENUES
  Medical premiums                                                                 $        369    $      2,692
  Fixed administrative fees                                                               5,074           4,083
  Interest and other income                                                                 285             339
                                                                                   ----------------------------
       Total revenues                                                                     5,728           7,114

EXPENSES
  Medical services                                                                          369               0
  Marketing, general and administrative                                                   3,915           3,775
  Depreciation and amortization                                                              63              81
  Interest expense                                                                           20              54
                                                                                   ----------------------------
       Total expenses                                                                     4,367           3,910
                                                                                   ----------------------------
Earnings before income taxes                                                              1,361           3,204
Income tax expense                                                                          449             428
                                                                                   ----------------------------
EARNINGS FROM CONTINUING OPERATIONS                                                         912           2,776

DISCONTINUED OPERATIONS
   Loss from discontinued operations                                                          -            (374)
                                                                                   ----------------------------
NET EARNINGS                                                                       $        912    $      2,402
                                                                                   ============================

NET EARNINGS PER COMMON SHARE - BASIC
  Earnings from continuing operations                                                      0.13            0.40
  Loss from discontinued operations                                                           -           (0.05)
                                                                                   ----------------------------
  Net earnings per common share                                                    $       0.13    $       0.35
     Weighted average shares outstanding                                                  7,086           6,911
NET EARNINGS PER COMMON SHARE - DILUTED
  Earnings from continuing operations                                                      0.13            0.39
  Loss from discontinued operations                                                           -
                                                                                                          (0.05)
                                                                                   ----------------------------
  Net earnings per common share                                                    $       0.13    $       0.34
      Weighted average shares outstanding                                                 7,110           7,091

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       2003            2002
                                                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                    $        912    $      2,402
   Adjustments  to  reconcile  net  earnings to net cash  provided  by operating activities:
     Depreciation and amortization                                                           63             339
     Accrued rent                                                                           (94)            (43)
     Deferred income taxes                                                                  239             435
     Stock awards                                                                           165
   Net changes in assets and liabilities                                                    629         (18,191)
                                                                                   ----------------------------
        Net cash provided by (used in) operating activities                               1,914         (15,058)

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale (purchase) of marketable securities                                                 (45)         15,922
   Purchase of property and equipment                                                       (35)            (39)
                                                                                   ----------------------------
        Net cash provided by (used in) investing activities                                 (80)         15,883

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                                         (287)           (266)
   Issuance of common stock                                                                  27               -
                                                                                   ----------------------------

        Net cash used in financing activities                                              (260)           (266)
                                                                                   ----------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 1,574             559
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          3,693           2,026
                                                                                   ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $      5,267    $      2,585
                                                                                   ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                                   $         14    $         42
                                                                                   ============================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2003 AND 2002

NOTE 1 - BASIS OF PREPARATION

The accompanying consolidated financial statements include the accounts of United American Healthcare Corporation and its wholly and majority-owned subsidiaries, together referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ============================
Net earnings                                                                       $        912    $      2,402
Realized holding gains, net of deferred federal income taxes                                  -               -
                                                                                   ============================
Comprehensive income                                                               $        912           2,402
                                                                                   ============================

The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 2003 and June 30, 2003, include net unrealized holding gains and losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2003 AND 2002

NOTE 3 - LONG-TERM DEBT

The Company currently has a $1.5 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.00% at September 30, 2003) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

The Company's outstanding debt is as follows (in thousands):

                                                            SEPTEMBER 30,     JUNE 30,
                                                                2003            2003
                                                            ============================
Term loan                                                   $      1,479    $      1,766
Less debt payable within one year                                  1,479           1,108
                                                            ----------------------------
Long-term debt, less current portion                        $          -    $        658
                                                            ============================

NOTE 4 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the first quarter of fiscal 2004 is equal to the statutory rate of 34%. In the first quarter of fiscal 2003, the effective tax rate was 12%, principally impacted by the Company's net operating loss carryforward position and the release of certain tax liabilities that were deemed no longer needed.

NOTE 6 - CONTRACTUAL RISK AGREEMENT

For all its contracted managed care organizations ("MCOs"), the State of Tennessee, doing business as TennCare, changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), a MCO 75%-owned by the Company's wholly owned subsidiary - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2003 AND 2002

penalties for not achieving certain performance requirements. The State of Tennessee's Finance Commissioner recently stated that a forthcoming report of the consulting firm, McKinsey & Co., is expected to identify "all types of options" for changes to the present TennCare reimbursement system following the 18-month stabilization period, and that such report will be the basis for a TennCare presentation to the Tennessee legislature in January 2004.

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but has been recorded as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. For the three months ended September 30, 2003, an additional $0.4 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare TN.

NOTE 7 - GOODWILL

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2003 AND 2002

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three months ended September 30, 2003 and 2002.

NOTE 8 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare-MI ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management now expects to complete the signing of the sublease and the sale of assets by the third quarter of fiscal 2004. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003.

In connection with the November 1, 2002 termination of its OmniCare-MI management agreement, the Company recorded a $0.4 million loss from discontinued operations in the first quarter of fiscal 2003. Such loss was principally due to a bad debt charge of $0.5 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI is doubtful.

Summarized selected financial information for the discontinued operations is as follows:

                                                                                        THREE MONTHS ENDED

                                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                                       2003            2002
                                                                                   =============================
Management fees                                                                     $         -    $      2,570
                                                                                   ----------------------------
Loss from discontinued operations net of zero income taxes                          $         -    $       (374)
                                                                                   ----------------------------

NOTE 9 - STOCK OPTION PLANS

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2003 AND 2002

the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three months ended September 30, 2003 and 2002 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         2003           2002
                                                     ===========================
Net earnings (loss):
   As reported                                       $        912   $      2,402
   Pro forma                                         $        912   $      2,402
Net earnings (loss) per share:

   Basic and Dilutive as reported                    $       0.13   $       0.35
   Basic and Dilutive Pro forma                      $       0.13   $       0.35
                                                     ---------------------------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2003 AND 2002

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three months ended September 30, 2003 and 2002, is as follows (in thousands):

----------------------------------------------------------------------------------------------------
       THREE MONTHS ENDED            MANAGEMENT          HMOs &         CORPORATE &     CONSOLIDATED
       SEPTEMBER 30, 2003           COMPANIES (1)   MANAGED PLANS (2)   ELIMINATIONS      COMPANY
----------------------------------------------------------------------------------------------------



Revenues - external customers        $                  $   5,443       $               $     5,443
Revenues - intersegment                    4,567                              (4,567)             -
Interest and other income                     40              245                               285
                                     --------------------------------------------------------------
Total revenues                       $     4,607        $   5,688       $    (4,567)    $     5,728
===================================================================================================
Interest expense                     $        20        $               $               $        20
Earnings (loss) from continuing
   operations                                492              420
Loss from discontinued operations              -
Segment assets                            33,573           10,542            (28,131)        15,984
Purchase of equipment                         35                -                                35
Depreciation and amortization                 63                -                                63
---------------------------------------------------------------------------------------------------
        THREE MONTHS ENDED
        SEPTEMBER 30, 2002

Revenues - external customers        $         -        $   6,775       $          -    $     6,775
Revenues - intersegment                    3,266                -             (3,266)             -
Interest and other income                     64              275                  -            339
                                     --------------------------------------------------------------
Total revenues                       $     3,330        $   7,050       $     (3,266)   $     7,114
===================================================================================================
Interest expense                     $        54        $       -       $          -    $        54
Earnings (loss) from continuing
   operations                               (415)           3,191                  -          2,776
Loss from discontinued operations           (374)                                              (374)
Segment assets                            24,546            7,049            (16,094)        15,501
Purchase of equipment                         39                -                  -             39
Depreciation and amortization                 81                -                  -             81
----------------------------------------------------------------------------------------------------

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee.

(2)  HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee.

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO, which is 75%-owned by the Company's wholly owned subsidiary. As of September 30, 2003 there were approximately 130,000 enrollees in OmniCare-TN.

Total revenues decreased $1.4 million (20%), to $5.7 million for the quarter ended September 30, 2003 compared to $7.1 million for the quarter ended September 30, 2002, primarily due to a contractual amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In this amendment, TennCare, a State of Tennessee program that provider medical benefits to Medicaid and working uninsured and uninsurable recipients, agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million was recorded in its fiscal 2003 financial statements as fiscal 2002 claims were processed. For the quarter ended September 30, 2003, $0.4 million of such medical claims were processed compared to $2.7 million for the quarter ended September 30, 2002, and the same amount was recognized as revenue by Omnicare-TN.

Total expenses increased $0.5 million (13%), to $4.4 million for the quarter ended September 30, 2003 compared to $3.9 million for the quarter ended September 30, 2002, principally due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above. Earnings from continuing operations before income taxes were $1.4 million for the quarter ended September 30, 2003, a $1.8 million decrease (56%) from $3.2 million for the quarter ended September 30, 2002. Earnings from continuing operations were $0.9 million, or $0.13 per basic share, for the quarter ended September 30, 2003 compared to $2.8 million, or $0.40 per basic share, for the quarter ended September 30, 2002. The decrease in earnings from continuing operations of $1.9 million, or $0.27 per basic share, is primarily due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above.

The Company recognized no gain or loss from discontinued operations for the three months ended September 30, 2003 compared to a loss of $0.4 million for the three months ended September 30, 2002. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November, 1, 2002 and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects both parties will finalize and sign the sublease, and close the sale of such assets, in the third quarter of fiscal 2004. Meanwhile, OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003. The loss from discontinued operations recorded for the first quarter of fiscal 2003 was principally due to a bad debt charge of $0.5 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI is doubtful.

Net earnings were $0.9 million, or $0.13 per basic share, for the three months ended September 30, 2003 compared to net earnings of $2.4 million, or $0.35 per basic share, for the three months ended September 30, 2002. Such decrease in net earnings is primarily due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above.

              FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

Medical premiums revenues were $0.4 million in the three months ended September 30, 2003, a decrease of $2.3 million (85%) from $2.7 million in the three months ended September 30, 2002. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million was recorded in fiscal 2003 financial statements as fiscal 2002 claims were processed. The $0.4 million of medical premium revenues represent fiscal 2002 claims processed and reimbursed by TennCare in the first quarter of fiscal 2004.

Fixed administrative fees related to TennCare's ASO program were $5.1 million for the quarter ended September 30, 2003, an increase of $1.0 million (24%) from $4.1 million in the three months ended September 30, 2002. The increase in fixed administrative fees is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare. For all its contracted managed care organizations ("MCOs"), TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare-TN - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. (Incidentally, such ASO period began May 1, 2002 for OmniCare- TN pursuant to an amendment to its TennCare contract.) The State of Tennessee's Finance Commissioner recently stated that a forthcoming report of the consulting firm, McKinsey & Co., is expected to identify "all types of options" for changes to the present TennCare reimbursement system following the 18-month stabilization period, and that such report will be the basis for a TennCare presentation to the Tennessee legislature in January 2004.

Medical services expenses were $0.4 million in the three months ended September 30, 2003 and represent fiscal 2002 claims processed and reimbursed by TennCare in the first quarter of fiscal 2004. There were no medical services expenses in the three months ended September 30, 2002 because of the TennCare ASO reimbursement system.

Marketing, general and administrative expenses increased approximately $0.1 million (3%), to $3.9 million for the three months ended September 30, 2003 from $3.8 million for the three months ended September 30, 2002.

Depreciation and amortization expense decreased $0.02 million (25%), to $0.06 million for the three months ended September 30, 2003 from $0.08 million for the three months ended September 30, 2002.

Interest expense decreased $0.03 million (60%), to $0.02 million for the three months ended September 30, 2003 from $0.05 million for the three months ended September 30, 2002, due to debt reduction and decreases in the prime rate.

Income tax expense increased $0.02 million (5%), to $0.45 million for the three months ended September 30, 2003 from $0.43 million for the three months ended September 30, 2002. The Company's effective tax rate for the first quarter of 2004 is equal to the statutory rate of 34%.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had (i) cash and cash equivalents and short-term marketable securities of $6.3 million, compared to $4.7 million at June 30, 2003; (ii) working capital of $1.9 million, compared to working capital of $1.7 million at June 30, 2003; and (iii) a current assets-to-current liabilities ratio of 1.28-to-1, compared to 1.26-to-1 at June 30, 2003. The principal source of funds for the Company during the three months ended September 30, 2003 was $2.0 million provided from net operating activities. The principal use of funds for the period was $0.3 million for debt repayment. Positive cash flow was $1.6 million compared to $0.5 million for the comparable quarter a year earlier.

Accounts receivable decreased by $0.4 million at September 30, 2003 compared to June 30, 2003, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.02 million at September 30, 2003 compared to June 30, 2003, due to the recording of depreciation of $0.06 million and fixed asset additions of $0.04 million.

Long-term debt decreased $0.3 million at September 30, 2003 compared to June 30, 2003. The Company currently has a $1.5 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.00% at September 30, 2003) plus one percent per annum, and a maturity date of September 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2003, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2003. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II.

ITEM 5. OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage management to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statements. Certain statements contained in this Form 10-Q quarterly report, including, without limitation, statements containing the words "believes," "anticipates," "will," "could," "may," "might" and words of similar import, constitute "forward-looking statements" within the meaning of this "safe harbor."

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

         12. Adverse regulatory determinations resulting in loss or limitations of licensure, certification or contracts with governmental payers.

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

         18. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1 Certifications of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED AMERICAN HEALTHCARE CORPORATION

Dated:  November 4, 2003               By: /s/ William C. Brooks
                                           --------------------------------
                                           William C. Brooks
                                           Chairman, President & Chief Executive
                                           Officer

Dated:  November 4, 2003               By: /s/ Stephen D. Harris
                                           --------------------------------
                                           Stephen D. Harris
                                           Chief Financial Officer & Treasurer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
  31.1            Certifications of, Chief Executive Officer pursuant to Rule
                  13a-14(a), as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

  31.2            Certifications of, Chief Financial Officer pursuant to Rule
                  13a-14(a), as Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

  32.1            Certifications of Chief Executive Officer and Chief Financial
                  Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.