Form 10-Q
period 2003-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2004-01-29
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF JANUARY 26, 2003 WAS 7,219,545.

================================================================================
As filed with the Securities and Exchange Commission on January 29, 2003

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                    PAGE
PART I.

      Item 1.    Unaudited Condensed Consolidated Financial Statements-
                 Condensed Consolidated Balance Sheets - December 31, 2003
                   and June 30, 2003..............................................................     1
                 Condensed Consolidated Statements of Operations - Three and Six Months
                   Ended December 31, 2003 and 2002...............................................     2
                 Condensed Consolidated Statements of Cash Flows - Six Months
                   Ended December 31, 2003 and 2002...............................................     3
                 Notes to the Unaudited Condensed Consolidated Financial Statements...............     4

      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................    10

      Item 3.    Quantitative and Qualitative Disclosures
                   About Market risk..............................................................    16

      Item 4.    Controls and Procedures..........................................................    16

PART II.

      Item 1.    Legal Proceedings................................................................    17

      Item 5.    Other Information................................................................    17

      Item 6.    Exhibits and Reports on Form 8-K.................................................    19

SIGNATURES........................................................................................    20

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,   JUNE 30,
                                                                             2003         2003
                                                                         (Unaudited)
                                                                         ------------   --------
ASSETS
Current assets
   Cash and cash equivalents                                               $  6,748     $  3,693
   Marketable securities                                                      1,000        1,000
   Accounts receivable - State of Tennessee                                   1,063        1,213
   Other receivables                                                          1,189        1,495
   Prepaid expenses and other                                                   105          167
   Deferred income taxes                                                        308          570
                                                                           --------     --------
     Total current assets                                                    10,413        8,138
Assets held for sale                                                            800          800
Property and equipment, net                                                     399          478
Goodwill                                                                      2,952        2,952
Marketable securities                                                         2,170        2,160
Other assets                                                                    586          586
                                                                           --------     --------
     Total assets                                                          $ 17,320     $ 15,114
                                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Current portion of long-term debt                                       $  1,188     $  1,108
   Medical claims payable                                                       506          591
   Accounts payable and accrued expenses                                      3,536        2,796
   Accrued compensation and related benefits                                    426          519
   Other current liabilities                                                  1,400        1,430
                                                                           --------     --------
     Total current liabilities                                                7,056        6,444
Long-term debt, less current portion                                             --          658
Accrued rent                                                                    667          872
                                                                           --------     --------
Total liabilities                                                             7,723        7,974
Shareholders' equity
   Preferred stock, 5,000,000 shares authorized; none issued                     --           --
   Common stock, no par, 15,000,000 shares authorized; 7,219,545 and
      7,034,247 issued and outstanding at December 31, 2003 and June 30,
      2003, respectively                                                     11,810       11,570
   Accumulated deficit                                                       (2,226)      (4,469)
   Accumulated other comprehensive gain, net of income taxes                     13           39
                                                                           --------     --------
     Total shareholders' equity                                               9,384        7,140
                                                                           ========     ========
                                                                           $ 17,320     $ 15,114
                                                                           ========     ========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                    -------------------    -------------------
                                                      2003       2002        2003       2002
                                                    --------   --------    --------   --------
REVENUES
  Fixed administrative fees                         $  5,092   $  3,700    $ 10,166   $  7,783
  Medical premiums                                        77      3,883         446      6,575
  Interest and other income                              310        459         595        799
                                                    --------   --------    --------   --------
       Total revenues                                  5,479      8,042      11,207     15,157

EXPENSES
  Medical services                                        77        380         446        380
  Marketing, general and administrative                3,915      4,137       7,830      7,911
  Depreciation and amortization                           57         79         120        160
  Interest expense                                        18         42          38         96
                                                    --------   --------    --------   --------
       Total expenses                                  4,067      4,638       8,434      8,547
                                                    --------   --------    --------   --------
Earnings from continuing operations before income
 taxes                                                 1,412      3,404       2,773      6,610
    Income tax expense                                    83        203         532        631
                                                    --------   --------    --------   --------
      EARNINGS FROM CONTINUING OPERATIONS              1,329      3,201       2,241      5,979

DISCONTINUED OPERATIONS
  Loss from discontinued operations                       --     (1,753)         --     (2,127)
                                                    --------   --------    --------   --------
      NET EARNINGS                                  $  1,329   $  1,448    $  2,241   $  3,852
                                                    ========   ========    ========   ========

NET EARNINGS  PER COMMON SHARE - BASIC
  Earnings from continuing operations               $   0.19       0.46        0.31       0.87
  Discontinued operations                                 --      (0.25)         --      (0.31)
                                                    --------   --------    --------   --------
  Net earnings per common share                     $   0.19       0.21        0.31       0.56
                                                    ========   ========    ========   ========
  Weighted average shares outstanding                  7,168      6,912       7,127      6,912
                                                    ========   ========    ========   ========
NET EARNINGS PER COMMON SHARE - DILUTED
  Earnings from continuing operations               $   0.19   $   0.46    $   0.31   $   0.85
  Discontinued operations                                 --      (0.25)         --      (0.30)
                                                    --------   --------    --------   --------
  Net earnings per common share                     $   0.19   $   0.21    $   0.31   $   0.55
                                                    ========   ========    ========   ========
  Weighted average shares outstanding                  7,220      6,931       7,180      7,015
                                                    ========   ========    ========   ========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                               2003        2002
                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                              $  2,241    $  3,852
   Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
     Loss on disposal of assets                                                    --         584
     Realized loss on investment                                                  (26)         --
     Depreciation and amortization                                                120         504
     Bad debt expense                                                              --         847
     Accrued rent                                                                (205)        581
     Deferred income taxes                                                        475         670
     Stock awards                                                                 213          11
   Net changes in operating assets and liabilities                              1,053     (21,076)
                                                                             --------    --------
           Net cash provided by (used in) operating activities                  3,658     (14,027)

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale (purchase) of marketable securities                                       (10)     14,465
   Purchase of property and equipment                                             (42)        (55)
                                                                             --------    --------
           Net cash provided by (used in) investing activities                    (52)     14,410

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                               (578)       (635)
   Issuance of common stock                                                        27          --
                                                                             --------    --------
           Net cash used in financing activities                                 (551)       (635)
                                                                             --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       3,055       1,748
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                3,693       2,026
                                                                             --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  6,748    $  3,774
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                             $     35    $     84
                                                                             ========    ========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - BASIS OF PREPARATION

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three and six-month periods ended December 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                            Three months ended       Six months ended
                                               December 31,            December 31,
                                            -------------------    -------------------
                                              2003       2002        2003       2002
                                            --------   --------    --------   --------
Net earnings                                $  1,329   $  1,448    $  2,241   $  3,852
Unrealized holding gains, net of deferred
     federal income taxes                         13         (5)         13         (5)
                                            --------   --------    --------   --------
Comprehensive income                        $  1,342   $  1,443    $  2,254   $  3,847
                                            ========   ========    ========   ========

The components of accumulated other comprehensive income, included in shareholders' equity at December 31, 2003 and June 30, 2003, include net unrealized holding gains and losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2003 AND 2002

NOTE 3 - LONG-TERM DEBT

The Company currently has a $1.2 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.00% at December 31, 2003) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

The Company's outstanding debt is as follows (in thousands):

                                                            DECEMBER 31,      JUNE 30,
                                                                2003            2003
                                                            ===========================
Term loan                                                   $      1,188     $    1,766
Less debt payable within one year                                  1,188          1,108
                                                            ---------------------------
Long-term debt, less current portion                        $          -     $      658
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

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the six months ended December, 31, 2003 is 19% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards. In the second quarter of fiscal 2003, the effective tax rate was 6%, principally impacted by the Company's net operating loss carryforward position.

NOTE 6 - CONTRACTUAL RISK AGREEMENT

For all its contracted managed care organizations ("MCOs"), the State of Tennessee, doing business as TennCare, changed its reimbursement system to an administrative services only ("ASO") program for an initially declared 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an MCO 75%-owned by

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2003 AND 2002

the Company's wholly owned subsidiary - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare has extended through June 30, 2004, the ASO reimbursement system applicable to OmniCare-TN. The State of Tennessee has commissioned and anticipates receiving soon the final part of a two-part independent study of the TennCare system by the consulting firm McKinsey & Company, which is expected to identify potential changes to the present TennCare reimbursement system following the stabilization period. That report is expected to be the basis for the Tennessee Governor's presentation of proposed TennCare reforms to the Tennessee legislature in February 2004.

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but has been recorded as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. For the three months ended December 31, 2003, an additional $0.4 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare-TN.

The above-described December 19, 2003 contractual amendment also extended the term of OmniCare-TN's TennCare contract to December 31, 2004, with provisions for automatic one-year renewals thereafter in certain circumstances.

NOTE 7 - GOODWILL

Goodwill resulting from business acquisitions is carried at cost. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2003 AND 2002

goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three and six-months ended December 31, 2003 and 2002.

NOTE 8 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI") ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management now expects to complete the signing of the sublease and the sale of assets by the third quarter of fiscal 2004. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003.

Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                                       Three months ended               Six months ended
                                                          December 31,                    December 31,
                                                  ------------------------------------------------------------
                                                     2003            2002            2003             2002
                                                  ------------------------------------------------------------
Management fees                                   $        -      $       825     $        -      $      3,395
Loss from discontinued operations
      net of zero income taxes                    $        -      $    (1,753)             -            (2,127)
                                                  ------------------------------------------------------------

NOTE 9 - STOCK OPTION PLANS

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2003 AND 2002

statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three months ended December 31, 2003 and 2002 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          DECEMBER 31,                    DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     2003            2002            2003            2002
                                                  ------------------------------------------------------------
Net earnings (loss):
   As reported                                    $    1,329      $     1,448     $    2,241      $      3,852
   Pro forma                                      $    1,050      $     1,425     $    1,962      $      3,829
Net earnings (loss) per share:
   As reported:
         Basic                                    $     0.19      $      0.21     $     0.31      $       0.56
         Diluted                                        0.19             0.21           0.31              0.55
                                                  ------------------------------------------------------------
   Pro forma:
         Basic                                    $     0.15      $      0.21     $     0.28      $       0.55
         Diluted                                        0.15             0.21           0.28              0.55
                                                  ------------------------------------------------------------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2003 AND 2002

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the six-months ended December 31, 2003 and 2002, is as follows (in thousands):

                                            MANAGEMENT          HMOs &          CORPORATE &       CONSOLIDATED
                                           COMPANIES (1)   MANAGED PLANS (2)    ELIMINATIONS        COMPANY
--------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED
DECEMBER 31, 2003

Revenues - external customers             $            -    $       10,612    $            -    $       10,612
Revenues - intersegment                            9,150                 -            (9,150)                -
Interest and other income                             89               506                 -               595
                                          --------------------------------------------------------------------
Total revenues                            $        9,239    $       11,118    $       (9,150)   $       11,207
==============================================================================================================
Interest expense                          $           38    $                 $                 $           38
Earnings (loss) from continuing
   operations                                      1,148             1,093                 -             2,241
Loss from discontinued operations                      -                 -                 -                 -
Segment assets                                    36,222            11,248           (30,150)           17,320
Purchase of equipment                                 42                 -                 -                42
Depreciation and amortization                        120                 -                 -               120
--------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED
DECEMBER 31, 2002

Revenues - external customers             $            -    $       14,358    $            -    $       14,358
Revenues - intersegment                            6,229                 -            (6,229)                -
Interest and other income                            104               695                 -               799
                                          --------------------------------------------------------------------
Total revenues                            $        6,333    $       15,053    $       (6,229)   $       15,157
==============================================================================================================
Interest expense                          $           96    $            -    $            -    $           96
Earnings (loss) from continuing
   operations                                     (1,530)            7,509                 -             5,979
Loss from discontinued operations                 (2,127)                -                 -            (2,127)
Segment assets                                    26,498             9,272           (21,129)           14,641
Purchase of equipment                                 55                 -                 -                55
Depreciation and amortization                        504                 -                 -               504
--------------------------------------------------------------------------------------------------------------

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO, which is 75%-owned by the Company's wholly owned subsidiary. As of December 31, 2003 there were approximately 130,000 enrollees in OmniCare-TN.

Total revenues decreased $2.6 million (32%) to $5.4 million for the quarter ended December 31, 2003 compared to $8.0 million for the quarter ended December 31, 2002, and decreased $4.0 million (26%) to $11.2 million for the six months ended December 31, 2003 compared to $15.2 million for the six months ended December 31, 2002, primarily due to a contractual amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In this amendment, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million was recorded in its fiscal 2003 financial statements as fiscal 2002 claims were processed. For the quarter ended December 31, 2003, $0.1 million of such medical claims were processed compared to $3.9 million for the quarter ended December 31, 2002, and the same amount was recognized as revenue by Omnicare-TN.

Total expenses decreased $0.6 million (12%) to $4.1 million for the quarter ended December 31, 2003 compared to $4.6 million for the quarter ended December 31, 2002, and decreased $0.1 million (1%) to $8.4 million for the six months ended December 31, 2003 from $8.5 million for the six months ended December 31, 2002. principally due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above.

Earnings from continuing operations before income taxes were $1.4 million and $3.4 million for the quarters ended December 31, 2003 and 2002, respectively. Earnings from continuing operations were $1.1 million, or $0.16 per basic share, for the quarter ended December 31, 2003 compared to earnings from continuing operations of $3.2 million, or $0.46 per basic share, for the quarter ended December 31, 2002. Such decrease in earnings from continuing operations of $2.1 million, or $0.30 per basic share, is principally due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above.

The Company recognized no gain or loss from discontinued operations for the quarter ended December 31, 2003 compared to a loss of $1.8 million for the quarter ended December 31, 2002, and there was no gain or loss recognized for the six months ended December 31, 2003 compared to a loss of $2.1 million for the six months ended December 31, 2002. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November, 1, 2002 and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects both parties will finalize and sign the sublease, and close the sale of such assets, in the third quarter of fiscal 2004. Meanwhile, OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003.

Net earnings were $1.3 million, or $0.19 per basic share, for the three months ended December 31, 2003 compared to net earnings of $1.4 million, or $0.21 per basic share, for the three months ended December 31, 2002. The Company recognized net earnings of $2.2 million, or $0.31 per basic share, for the six months ended December 31, 2003 and net earnings of $3.9 million, or $0.56 per basic share, for the period ended December 31, 2002. Such decrease in net earnings of $1.7 million is primarily due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above.

              FOR THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2002

Medical premiums revenues were $0.08 million in the three months ended December 31, 2003, a decrease of $3.8 million (98%) from $3.9 million in the three months ended December 31, 2002. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million was recorded in fiscal 2003 financial statements as fiscal 2002 claims were processed. The $0.08 million of medical premium revenues represent fiscal 2002 claims processed and reimbursed by TennCare in the second quarter of fiscal 2004.

Fixed administrative fees related to TennCare's ASO program were $5.1 million for the quarter ended December 31, 2003, an increase of $1.4 million (38%) from $3.7 million in the three months ended December 31, 2002. The increase in fixed administrative fees is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare. For all its contracted managed care organizations ("MCOs"), TennCare changed its reimbursement system to an administrative services only ("ASO") program for an initially declared 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs, including OmniCare-TN, have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare has extended through June 30, 2004, the ASO reimbursement system applicable to OmniCare-TN. The State of Tennessee has commissioned and anticipates receiving soon the final part of a two-part independent study of the TennCare system by the consulting firm McKinsey & Company, which is expected to identify potential changes to the present TennCare reimbursement system following the 18-month stabilization period, that report is expected to be the basis for the Tennessee Governor's presentation of proposed TennCare reforms to the Tennessee legislature in February 2004.

The above-described December 19, 2003 contractual amendment also extended the term of OmniCare-TN's TennCare contract to December 31, 2004, with provisions for automatic one-year renewals thereafter in certain circumstances.

Medical services expenses were $0.08 million in the three months ended December 31, 2003, a decrease of $0.3 million (80%) from $0.4 million in the three months ended December 31, 2002. The $0.08 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in the second quarter of fiscal 2004. Marketing, general and administrative expenses decreased approximately $0.2 million (5%), to $3.9 million for the three months ended December 31, 2003 from $4.1 million for the three months ended December 31, 2002. The decrease is principally due to reduced advertising costs and TennCare's payment of premium tax as a result of the ASO arrangement discussed above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.02 million (28%), to $0.06 million for the three months ended December 31, 2003 from $0.08 million for the three months ended December 31, 2002.

Interest expense decreased $0.02 million (57%), to $0.02 million for the three months ended December 31, 2003 from $0.04 million for the three months ended December 31, 2002, due to debt reduction and decreases in the prime rate.

Income tax expense decreased $0.1 million (59%), to $0.1 million for the three months ended December 31, 2003 from $0.2 million for the three months ended December 31, 2002. The Company's effective tax rate for the three months ended December, 31, 2003 is 6% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

               FOR SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 2002

Total revenues decreased $4.0 million (26%) to $11.2 million for the six months ended December 31, 2003 from $15.2 million for the six months ended December 31, 2002 principally as the result of a change in the reimbursement system of TennCare, as discussed above.

Medical premium revenues were $0.4 million for the six months ended December 31, 2003, a decrease of $6.1 million (93%) from medical premium revenues of $6.6 million for the six months ended December 31, 2002. The decrease came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended six-months through June 30, 2004.

Fixed administrative fees related to the ASO program were $10.2 million for the six months ended December 31, 2003, an increase of $2.4 million (31%) from fixed administrative fees of $7.8 million for the six months ended December 31, 2002. The increase in fixed administrative fees is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003.

Total expenses were $8.4 million for the six months ended December 31, 2003, compared to $8.5 million for the six months ended December 31, 2002, a decrease of $0.1 million (1%). The decreases were principally due to the TennCare ASO program for OmniCare-TN discussed above.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.44 million in the six months ended December 31, 2003, an increase of $0.06 million (17%), as compared with medical services expenses of $0.38 million in the six months ended December 31, 2002. The $0.44 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2004.

Marketing, general and administrative expenses were $7.8 million for the six-month period ended December 31, 2003, as compared with marketing, general and administrative expenses of $7.9 million for the comparable period a year earlier, a decrease of $0.1 million (1%). The decrease is principally due to reduced advertising costs and TennCare's payment of premium tax as a result of the ASO arrangement discussed above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.04 million (25%), to $0.12 million for the six months ended December 31, 2003 from $0.16 million for the six months ended December 31, 2002.

Interest expense decreased $0.06 million (60%), to $0.04 million for the six months ended December 31, 2003 from $0.1 million for the six months ended December 31, 2002, principally due to debt reduction.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had (i) cash and cash equivalents and short-term marketable securities of $6.7 million, compared to $3.7 million at June 30, 2003; (ii) working capital of $3.1 million, compared to working capital of $1.7 million at June 30, 2003; and (iii) a current assets-to-current liabilities ratio of 1.45-to-1, compared to 1.26-to-1 at June 30, 2003. The principal source of funds for the Company during the three months ended December 31, 2003 was $3.7 million provided from net operating activities. The principal use of funds for the period was $0.6 million for debt repayment. Positive cash flow was $3.1 million compared to $1.7 million for the comparable period a year earlier.

Accounts receivable decreased by $0.5 million at December 31, 2003 compared to June 30, 2003, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.08 million at December 31, 2003 compared to June 30, 2003, due to the recording of depreciation of $0.1 million and fixed asset additions of $0.04 million.

Long-term debt decreased $0.6 million at December 31, 2003 compared to June 30, 2003. The Company currently has a $1.2 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.00% at December 31, 2003) plus one percent per annum, and a maturity date of September 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2003, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2003. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

The parties have agreed to settle the pending action by Vanderbilt University against OmniCare-TN in the Chancery Court for Davidson County, Tennessee (described in the Company's Form 10-Q quarterly report for the period ended December 31, 2002). The plaintiff's amended complaint alleged that OmniCare-TN paid less than the plaintiff's full charges for health services provided by its hospital and physician group to OmniCare-TN members. The plaintiff was not an OmniCare-TN participating provider, and OmniCare-TN reimbursed the plaintiff at non-participating provider rates. The amended complaint sought additional reimbursement of the difference between the rates paid by OmniCare-TN and the alleged reasonable value of the plaintiff's services to OmniCare-TN members. Both parties have now entered into a written provider payor agreement for medical services provided to OmniCare-TN members since September 1, 2003, and they are working to finalize a written settlement agreement, which will be subject to approval by the State of Tennessee, Bureau of TennCare. The parties expect that upon TennCare's approval, such settlement agreement will be signed and the lawsuit will be permanently dismissed.

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

                                      UNITED AMERICAN HEALTHCARE CORPORATION

Dated: January 29, 2004                By: /s/ William C. Brooks
                                           --------------------------------
                                           William C. Brooks
                                           Chairman, President & Chief Executive
                                           Officer

Dated: January 29, 2004                By: /s/ Stephen D. Harris
                                           ---------------------------
                                           Stephen D. Harris
                                           Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX

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