Form 10-Q
period 2004-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2004-04-29
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF APRIL 26, 2004 AS 7,402,213.

================================================================================
As filed with the Securities and Exchange Commission on April 29, 2004

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                PAGE
PART I.

     Item 1.  Unaudited Condensed Consolidated Financial Statements-
              Condensed Consolidated Balance Sheets - March 31, 2004
                and June 30, 2003...........................................................      1
              Condensed Consolidated Statements of Operations - Three and Nine months
                Ended March 31, 2004 and 2003...............................................      2
              Condensed Consolidated Statements of Cash Flows - Nine months
                Ended March 31, 2004 and 2003...............................................      3
              Notes to the Unaudited Condensed Consolidated Financial Statements............      4

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................................     10

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk...........................................................     15

     Item 4.  Controls and Procedures.......................................................     15

PART II.

     Item 1.  Legal Proceedings.............................................................     17

     Item 5.  Other Information.............................................................     17

     Item 6.  Exhibits and Reports on Form 8-K..............................................     19

SIGNATURES..................................................................................     20

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           MARCH 31,       JUNE 30,
                                                                             2004            2003
                                                                          -------------------------
                                                                          (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                             $     8,011      $  3,693
    Marketable securities                                                       1,000         1,000
    Accounts receivable - State of Tennessee                                    1,081         1,213
    Other receivables                                                           1,191         1,495
    Prepaid expenses and other                                                     81           167
    Deferred income taxes                                                          32           570
                                                                          -------------------------
       Total current assets                                                    11,396         8,138
Assets held for sale                                                              800           800
Property and equipment, net                                                       359           478
Goodwill                                                                        2,952         2,952
Marketable securities                                                           2,188         2,160
Other assets                                                                      586           586
                                                                          -------------------------
       Total assets                                                       $    18,281      $ 15,114
                                                                          =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of long-term debt                                     $       894      $  1,108
    Medical claims payable                                                        473           591
    Accounts payable and accrued expenses                                       3,183         2,796
    Accrued compensation and related benefits                                     536           519
    Other current liabilities                                                   1,420         1,430
                                                                          -------------------------
       Total current liabilities                                                6,506         6,444
Long-term debt, less current portion                                                -           658
Accrued rent                                                                      555           872
                                                                          -------------------------
Total liabilities                                                               7,061         7,974
Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                       -             -
    Common stock, no par, 15,000,000 shares authorized; 7,292,813 and
       7,034,247 issued and outstanding at March 31, 2004 and June
       30, 2003, respectively                                                  12,020        11,570
    Accumulated deficit                                                          (832)       (4,469)
    Accumulated other comprehensive gain, net of income taxes                      32            39
                                                                          -------------------------
       Total shareholders' equity                                              11,220         7,140
                                                                          =========================
                                                                          $    18,281      $ 15,114
                                                                          =========================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  MARCH 31,                 MARCH 31,
                                                            -----------------------------------------------
                                                              2004         2003         2004         2003
                                                            -----------------------------------------------
REVENUES
    Fixed administrative fees                               $  5,095     $  3,417     $ 15,261     $ 11,200
    Medical premiums                                              56          777          502        7,352
    Interest and other income                                    396          523          991        1,315
                                                            -----------------------------------------------
           Total revenues                                      5,547        4,717       16,754       19,867

EXPENSES
    Medical services                                              56            -          502          380
    Marketing, general and administrative                      3,627        3,798       11,457       11,710
    Depreciation and amortization                                 56           69          176          229
    Interest expense                                              13           24           51          120
                                                            -----------------------------------------------
           Total expenses                                      3,752        3,891       12,186       12,439
                                                            -----------------------------------------------
Earnings from continuing operations before income taxes        1,795          826        4,568        7,428
      Income tax expense                                         398          298          930          929
                                                            -----------------------------------------------
         EARNINGS FROM CONTINUING OPERATIONS                   1,397          528        3,638        6,499

DISCONTINUED OPERATIONS
    Loss from discontinued operations                              -            -            -       (2,127)
                                                            -----------------------------------------------
         NET EARNINGS                                       $  1,397     $    528     $  3,638     $  4,372
                                                            ===============================================

NET EARNINGS PER COMMON SHARE - BASIC
    Earnings from continuing operations                     $   0.19         0.08         0.51     $   0.94
    Discontinued operations                                     0.00         0.00         0.00        (0.31)
                                                            -----------------------------------------------
    Net earnings per common share                           $   0.19         0.08         0.51     $   0.63
                                                            ===============================================
    Weighted average shares outstanding                        7,222        6,939        7,158        6,920
                                                            ===============================================

NET EARNINGS PER COMMON SHARE - DILUTED
    Earnings from continuing operations                     $   0.19     $   0.08     $   0.50     $   0.93
    Discontinued operations                                     0.00         0.00         0.00        (0.31)
                                                            -----------------------------------------------
    Net earnings per common share                           $   0.19     $   0.08     $   0.50     $   0.62
                                                            ===============================================
    Weighted average shares outstanding                        7,290        6,953        7,225        6,967
                                                            ===============================================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                MARCH 31,
                                                                            2004          2003
                                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                         $  3,638      $  4,372
     Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
        Loss on disposal of assets                                               -           584
        Gain on sale of equipment                                                -            (7)
        Realized loss on investment                                             (7)            3
        Depreciation and amortization                                          176           573
        Bad debt expense                                                         -           847
        Accrued rent                                                          (317)          475
        Deferred income taxes                                                  538           840
        Stock awards                                                           378            66
    Net changes in operating assets and liabilities                            797       (20,971)
                                                                          ----------------------
              Net cash provided by (used in) operating activities            5,203       (13,218)

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale (purchase) of marketable securities                                  (28)       16,474
     Purchase of property and equipment                                        (57)          (58)
                                                                          ----------------------
                  Net cash provided by (used in) investing activities          (85)       16,416

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments made on long-term debt                                          (872)         (914)
     Issuance of common stock                                                   72             -
                                                                          ----------------------
                  Net cash used in financing activities                       (800)         (914)
                                                                          ----------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    4,318         2,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             3,693         2,026
                                                                          ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  8,011      $  4,310
                                                                          ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                        $     48      $    111
                                                                          ======================

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2004 AND 2003

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2004. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                                   Three months ended    Nine months ended
                                                                       March 31,             March 31,
                                                                   ---------------------------------------
                                                                    2004        2003      2004       2003
                                                                   ---------------------------------------
Net earnings                                                       $1,397     $   528    $3,638     $4,372
Unrealized holding gains, net of deferred federal income taxes         32           3        32          3
                                                                   ---------------------------------------
Comprehensive income                                               $1,429     $   531    $3,670     $4,375
                                                                   =======================================

The components of accumulated other comprehensive income, included in shareholders' equity at March 31, 2004 and June 30, 2003, include net unrealized holding gains and losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2004 AND 2003

NOTE 3 - LONG-TERM DEBT

The Company currently has a $0.9 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.00% at March 31, 2004) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

The Company's outstanding debt is as follows (in thousands):

                                        MARCH 31,  JUNE 30,
                                          2004       2003
                                        -------------------
Term loan                                $  894     $1,766
Less debt payable within one year           894      1,108
                                         -----------------
Long-term debt, less current portion     $    -     $  658
                                         =================

NOTE 4 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the nine months ended March 31, 2004 is 20% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards. In the third quarter of fiscal 2003, the effective tax rate was 13%, principally impacted by the Company's net operating loss carryforward position.

NOTE 6 - CONTRACTUAL RISK AGREEMENT

For all its contracted managed care organizations ("MCOs"), the State of Tennessee, doing business as TennCare, changed its reimbursement system to an administrative services only ("ASO") program for an initially declared 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an MCO 75%-owned by the Company's wholly owned subsidiary - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare has extended through June 30, 2004, the ASO reimbursement system applicable to OmniCare-TN. There has been no specific indication yet of what TennCare reimbursement system will

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2004 AND 2003

apply after that date to OmniCare-TN. However, on February 17, 2004, Tennessee Governor Phil Bredesen presented his multi-year strategy to reform the TennCare system to a joint convention of the General Assembly (the Tennessee legislature). The plan in some respects requires approval by the General Assembly. Among other things, the plan would generally make no cuts in the TennCare system's enrollment or in benefits for children, pregnant women and the disabled (approximately 74.5% of OmniCare-TN's membership), but would institute co-pays and reduced services for one-third of the TennCare system's membership, (the largely able-bodied adults) and certain prescription drug limits for all TennCare members.

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded as fiscal 2002 claims are processed. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. For the nine months ended March 31, 2004, an additional $0.5 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare-TN.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2004 AND 2003

goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.0 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the nine-months ended March 31, 2004 and 2003.

NOTE 8 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI") ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects to complete the signing of the sublease and the sale of assets by the fourth quarter of fiscal 2004. OmniCare-MI has occupied the premises and made its monthly sublease rental payments continuously since November 1, 2002.

Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                                               Three months ended   Nine months ended
                                                                     March 31,          March 31,
                                                               --------------------------------------
                                                                2004         2003    2004      2003
                                                               --------------------------------------
Management fees                                                $    -        $   -  $    -    $ 3,395
Loss from discontinued operations net of zero income taxes     $    -        $   -       -     (2,127)
                                                               --------------------------------------

NOTE 9 - STOCK OPTION PLANS

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and nine months

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2004 AND 2003

ended March 31, 2004 and 2003 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                   MARCH 31,                   MARCH 31,
                            ---------------------------------------------------
                              2004          2003          2004          2003
                            ---------------------------------------------------
Net earnings:
    As reported             $   1,397     $     528     $   3,638     $   4,372
    Pro forma               $   1,118     $     454     $   3,359     $   4,275
Net earnings per share:

    As reported:
               Basic        $    0.19     $    0.08     $    0.51     $    0.63
               Diluted           0.19          0.04          0.50          0.63
                            ---------------------------------------------------
    Pro forma:

               Basic        $    0.15     $    0.05     $    0.47     $    0.62
               Diluted           0.15          0.05          0.46          0.61
                            ---------------------------------------------------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2004 AND 2003

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine-months ended March 31, 2004 and 2003, is as follows (in thousands):


                                                                     HMOs &
                                                MANAGEMENT        MANAGED PLANS     CORPORATE &       CONSOLIDATED
                                               COMPANIES (1)          (2)           ELIMINATIONS        COMPANY
                                               -------------------------------------------------------------------
            NINE MONTHS ENDED
              MARCH 31, 2004
Revenues - external customers                  $           -      $      15,763     $          -      $     15,763
Revenues - intersegment                               13,735                  -          (13,735)                -
Interest and other income                                159                832                -               991
                                               -------------------------------------------------------------------
Total revenues                                 $      13,894      $      16,595     $    (13,735)     $     16,754
                                               ===================================================================
Interest expense                               $          51      $           -     $          -      $         51
Earnings (loss) from continuing operations             2,031              1,607                -             3,638
Loss from discontinued operations                          -                  -                -                 -
Segment assets                                        39,806             11,795          (33,320)           18,281
Purchase of equipment                                     57                  -                -                57
Depreciation and amortization                            176                  -                -               176
==================================================================================================================
            NINE MONTHS ENDED
              MARCH 31, 2003
Revenues - external customers                  $           -      $      18,552     $          -      $     18,552
Revenues - intersegment                               10,092                  -          (10,092)                -
Interest and other income                                177              1,138                -             1,315
                                               -------------------------------------------------------------------
Total revenues                                 $      10,269      $      19,690     $    (10,092)     $     19,867
==================================================================================================================
Interest expense                               $         120      $           -     $          -      $        120
Earnings (loss) from continuing operations            (1,487)             7,985                -             6,499
Loss from discontinued operations                     (2,127)                 -                -            (2,127)
Segment assets                                        26,640              8,840          (21,255)           14,225
Purchase of equipment                                     58                  -                -                58
Depreciation and amortization                            573                  -                -               573
==================================================================================================================

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO, which is 75%-owned by the Company's wholly owned subsidiary. As of March 31, 2004 there were approximately 130,000 enrollees in OmniCare-TN.

Total revenues increased $0.8 million (18%) to $5.5 million for the quarter ended March 31, 2004 compared to $4.7 million for the quarter ended March 31, 2003, principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003. For the nine months ended March 31, 2004 total revenues decreased $3.1 million (16%) to $16.8 million compared to $19.9 million for the nine months ended March 31, 2003, primarily due to a contractual amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In this amendment, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million and additional funds were recorded in its fiscal 2003 and 2004 financial statements as fiscal 2002 claims were processed. For the quarter ended March 31, 2004, $0.1 million of such medical claims were processed compared to $0.8 million for the quarter ended March 31, 2003, and the same amount was recognized as revenue by Omnicare-TN.

Total expenses decreased $0.1 million (4%) to $3.8 million for the quarter ended March 31, 2004 compared to $3.9 million for the quarter ended March 31, 2003, and decreased $0.2 million (2%) to $12.2 million for the nine months ended March 31, 2004 from $12.4 million for the nine months ended March 31, 2003, principally due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above.

Earnings from continuing operations before income taxes were $1.8 million and $0.8 million for the quarters ended March 31, 2004 and 2003, respectively. Earnings from continuing operations were $1.4 million, or $0.19 per basic share, for the quarter ended March 31, 2004 compared to earnings from continuing operations of $0.5 million, or $0.08 per basic share, for the quarter ended March 31, 2003. Such increase in earnings from continuing operations of $0.9 million, or $0.11 per basic share, is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003.

The Company recognized no gain or loss from discontinued operations for the three months ended March 31, 2004 and March 31, 2003. For the nine months ended March 31, 2004 there was no gain or loss recorded compared to a loss of $2.1 million for the nine months ended March 31, 2003. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November, 1, 2002 and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. Management expects both parties will finalize and sign the sublease, and close the sale of such assets, in the fourth quarter of fiscal 2004. Meanwhile, OmniCare-MI has occupied the premises and made its monthly sublease rental payments continuously since November 1, 2002.

Net earnings were $1.4 million, or $0.19 per basic share, for the three months ended March 31, 2004 compared to net earnings of $0.5 million, or $0.08 per basic share, for the three months ended March 31, 2003, principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003. The Company recognized net earnings of $3.6 million, or $0.51 per basic share, for the nine months ended March 31, 2004 and net earnings of $4.4 million, or $0.63 per basic share, for the comparable period ended March 31, 2003. Such decrease in net earnings of $0.8 million is primarily due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above.

                FOR THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2003

Medical premiums revenues were $0.06 million in the three months ended March 31, 2004, a decrease of $0.7 million (93%) from $0.8 million in the three months ended March 31, 2003. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million and additional funds were recorded in fiscal 2003 and 2004 financial statements as fiscal 2002 claims were processed. The $0.06 million of medical premium revenues represent fiscal 2002 claims processed and reimbursed by TennCare in the third quarter of fiscal 2004.

Fixed administrative fees related to TennCare's ASO program were $5.1 million for the quarter ended March 31, 2004, an increase of $1.7 million (49%) from $3.4 million in the three months ended March 31, 2003. The increase in fixed administrative fees is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare.

For all its contracted managed care organizations ("MCOs"), TennCare changed its reimbursement system to an administrative services only ("ASO") program for an initially declared 18-month stabilization period (July 1, 2002 through March 31,
2004), during which the MCOs, including OmniCare-TN, have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees, are subject to increased oversight, and may incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare has extended through June 30, 2004, the ASO reimbursement system applicable to OmniCare-TN. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN. However, on February 17, 2004, Tennessee Governor Phil Bredesen presented his multi-year plan to reform the TennCare system to a joint convention of the General Assembly (the Tennessee legislature). The plan in some respects requires approval by the General Assembly. Among other things, the plan would generally make no cuts in the TennCare system's enrollment or in benefits for children, pregnant women and the disabled (approximately 74.5% of OmniCare-TN's membership), but would institute co-pays and reduced services for one-third of the TennCare system's membership (the largely able-bodied adults) and certain prescription drug limits for all TennCare members.

The above-described December 19, 2003 contractual amendment also extended the term of OmniCare-TN's TennCare contract to December 31, 2004, with provisions for automatic one-year renewals thereafter in certain circumstances.

Medical services expenses were $0.06 million in the three months ended March 31, 2004. The $0.06 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in the third quarter of fiscal 2004 as explained in the first paragraph under the above heading "For Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003."

Marketing, general and administrative expenses decreased approximately $0.2 million (4%), to $3.6 million for the three months ended March 31, 2004 from $3.8 million for the three months ended March 31, 2003. The decrease is principally due to TennCare's payment of premium tax as a result of the ASO arrangement discussed above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.01 million (19%), to $0.06 million for the three months ended March 31, 2004 from $0.07 million for the three months ended March 31, 2003.

Interest expense decreased $0.01 million (46%), to $0.01 million for the three months ended March 31, 2004 from $0.02 million for the three months ended March 31, 2003, due to debt reduction.

Income tax expense increased $0.1 million (34%), to $0.4 million for the three months ended March 31, 2004 from $0.3 million for the three months ended March 31, 2003. The Company's effective tax rate for the three months ended March 31, 2004 is 22% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

                FOR NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 2003

Total revenues decreased $3.1 million (16%), to $16.8 million for the nine months ended March 31, 2004 from $19.9 million for the nine months ended March 31, 2003 principally as the result of a change in the reimbursement system of TennCare, as discussed above.

Medical premium revenues were $0.5 million for the nine months ended March 31, 2004, a decrease of $6.9 million (93%) from medical premium revenues of $7.4 million for the nine months ended March 31, 2003. The decrease came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended six-months through June 30, 2004.

Fixed administrative fees related to the ASO program were $15.3 million for the nine months ended March 31, 2004, an increase of $4.1 million (36%) from fixed administrative fees of $11.2 million for the nine months ended March 31, 2003. The increase in fixed administrative fees is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003.

Total expenses were $12.2 million for the nine months ended March 31, 2004, compared to $12.4 million for the nine months ended March 31, 2003, a decrease of $0.2 million (2%). The decreases were principally due to the TennCare ASO program for OmniCare-TN discussed above.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.5 million in the nine months ended March 31, 2004, an increase of $0.1 million (32%), as compared with medical services expenses of $0.38 million in the nine months ended March 31, 2003. The $0.5 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2004 as explained in the first paragraph under the above heading "For Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003."

Marketing, general and administrative expenses were $11.5 million for the nine-month period ended March 31, 2004, as compared with marketing, general and administrative expenses of $11.7 million for the comparable period a year earlier, a decrease of $0.2 million (2%). The decrease is principally due to TennCare's payment of premium tax as a result of the ASO arrangement discussed above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.05 million (23%), to $0.18 million for the nine months ended March 31, 2004 from $0.23 million for the nine months ended March 31, 2003.

Interest expense decreased $0.07 million (58%), to $0.05 million for the nine months ended March 31, 2004 from $0.12 million for the nine months ended March 31, 2003, principally due to debt reduction.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company had (i) cash and cash equivalents and short-term marketable securities of $9.0 million, compared to $4.7 million at June 30, 2003; (ii) working capital of $4.9 million, compared to working capital of $1.7 million at June 30, 2003; and (iii) a current assets-to-current liabilities ratio of 1.75-to-1, compared to 1.26-to-1 at June 30, 2003. The principal source of funds for the Company during the nine months ended March 31, 2004 was $5.2 million provided from net operating activities. The principal use of funds for the nine month period was $0.9 million for debt repayment. Positive cash flow was $4.3 million for the nine months ended March 31, 2004 compared to $2.3 million for the comparable period a year earlier.

Accounts receivable decreased by $0.4 million at March 31, 2004 compared to June 30, 2003, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.1 million at March 31, 2004 compared to June 30, 2003, due to the recording of depreciation of $0.2 million and fixed asset additions of $0.06 million.

Long-term debt decreased $0.9 million at March 31, 2004 compared to June 30, 2003. The Company currently has a $0.9 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.00% at March 31, 2004) plus one percent per annum, and a maturity date of September 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2004, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of March 31, 2004. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

A previously reported action by Vanderbilt University against OmniCare-TN in the Chancery Court for Davidson County, Tennessee, was settled pursuant to a settlement agreement signed by the parties and approved by the State of Tennessee, Bureau of TennCare, on April 15, 2004. The plaintiff was not an OmniCare-TN participating provider, and OmniCare-TN had reimbursed it at nonparticipating provider rates for health services provided by its hospital and physician group to OmniCare-TN members. The plaintiff's action sought additional reimbursement of the difference between the rates paid by OmniCare-TN and the alleged reasonable value of the plaintiff's services to OmniCare-TN members. The settlement had no material adverse effect on the Company's financial condition.

A previously reported lawsuit entitled 1155 Brewery Park, LLC v. United American Healthcare Corporation was dismissed without prejudice by a stipulated court order on March 31, 2004, pursuant to a signed Settlement Agreement and Mutual Full and Final Release between the parties. The lawsuit was primarily for partial rent under the lease of the Company's former office in Detroit. Upon the Company's making its agreed monthly payments through the lease end in May 2005, the lawsuit is to be dismissed with prejudice. The settlement had no material adverse effect on the Company's financial condition.

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

                                          UNITED AMERICAN HEALTHCARE CORPORATION

Dated: April 29, 2004                       By: /s/ William C. Brooks
                                                --------------------------------
                                                William C. Brooks
                                                Chairman, President & Chief
                                                Executive Officer

Dated: April 29, 2004                       By: /s/ Stephen D. Harris
                                                --------------------------------
                                                Stephen D. Harris
                                                Chief Financial Officer &
                                                Treasurer

                                  Exhibit Index

No.                                    Description
----     -----------------------------------------------------------------------
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