Form 10-K
period 2004-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2004-08-26
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 2004
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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF AUGUST 23, 2004, COMPUTED BY REFERENCE TO THE NASDAQ SMALLCAP MARKET CLOSING PRICE ON SUCH DATE, WAS $31,235,543.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF AUGUST 23, 2004 WAS 7,419,369.

Portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report of Form 10-K.

================================================================================
    As filed with the Securities and Exchange Commission on August 26, 2004*

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                            Page
PART I
      Item 1.  Business....................................................................................   2
      Item 2.  Properties..................................................................................  11
      Item 3.  Legal Proceedings...........................................................................  11
      Item 4.  Submission of Matters to a Vote of Security Holders.........................................  13

PART II
      Item 5.  Market for the Registrant's Common Stock and Related Stockholder
               Matters  ...................................................................................  13
      Item 6.  Selected Financial Data.....................................................................  14
      Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................  14
      Item 8.  Financial Statements........................................................................  24
      Item 9.  Changes In and Disagreements with Accountants on Accounting and
               Financial Disclosure........................................................................  24
      Item 9A. Controls and Procedures.....................................................................  25

PART III
      Item 10. Directors and Executive Officers of the Registrant..........................................  25
      Item 11. Executive Compensation......................................................................  25
      Item 12. Security Ownership of Certain Beneficial Owners and Management..............................  25
      Item 13. Certain Relationships and Related Transactions..............................................  26
      Item 14. Principal Accounting Fees and Services......................................................  26

PART IV
      Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................  26

Financial Statements....................................................................................... F-1

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

Management and consulting services provided by the Company are and have been generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of August 1, 2004, there were 129,484 enrollees in OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), owned by the Company's wholly owned subsidiary.

Pursuant to notice received from OmniCare Health Plan in Michigan
("OmniCare-MI"), the Company's management agreement with OmniCare-MI terminated November 1, 2002. On that date, the Company ceased providing services to OmniCare-MI, and OmniCare-TN became the Company's only managed plan.

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

MANAGED CARE PRODUCTS AND SERVICES

The Company owns and manages the operations of an HMO in Tennessee, OmniCare-TN. The Company also managed the operations of an HMO in which it had no ownership interest, OmniCare-MI, pursuant to a management agreement, which terminated November 1, 2002.

The Company previously participated in the "County Care" plan in Michigan under a contract with Urban Hospital Care Plus, which expired on September 30, 2001 at the Company's election. The Company also has had an ownership interest in three other HMOs which are no longer part of its business: UltraMedix Healthcare Systems, Inc., in Florida ("UltraMedix"), OmniCare Health Plan of Louisiana, Inc., in Louisiana ("OmniCare-LA"), and PhilCare Health Systems, Inc., in Pennsylvania ("PhilCare"), each briefly described below in this Form 10-K annual report.

The following table shows the approximate number of OmniCare-TN members serviced by the Company as of August 1, 2004:

Medicaid         Non - Medicaid     Total
--------         --------------     -----
112,894             16,590          129,484

The following table shows the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.

                                          YEAR ENDED JUNE 30,
               -------------------------------------------------------------------------
                         2004                     2003                     2002
               -------------------------------------------------------------------------
                                    (in thousands, except percentages)
Revenues
OmniCare-TN    $     21,921      99.3%    $    24,314      87%   $     160,608      90%
OmniCare-MI*              -         -           3,395      12%          14,941       8%
County Care**             -         -               -       -            2,486       1%

---------
* The Company's gross revenues derived from OmniCare-MI are based on management fees earned under a management agreement with OmniCare-MI, which terminated November 1, 2002, and is reflected as a discontinued operation in the consolidated financial statements.

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

         Table A- Summary of Terms of Agreements with the Managed Plans

              Terms                                          OmniCare-TN                 OmniCare-MI(1)
              -----                                          -----------                 --------------
(1) Duration:
   (a) Effective dates:
        (i) Commencement                                    July 1, 1996                   May 1, 1985
        (ii) Expiration                                    June 30, 2005                   Nov. 1, 2002

   (b) Term extension:
        (i) Automatically renewable                        Yes - 4 successive                 N/A
                                                            5-year periods
        (ii) Terms of renewal/ continuation                    5 years                        N/A
        (iii) Next review period                           January 1, 2005                    N/A

   (c) Termination:

         (i) Without cause by the Plan at
             such review dates                                  Yes                           N/A
         (ii) Either party with cause                           Yes                           N/A

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

MANAGED PLAN OWNED BY THE COMPANY

OMNICARE-TN. OmniCare-TN was organized as a Tennessee corporation in October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of OmniCare-TN, and through the Company's wholly owned subsidiary, United American of Tennessee, Inc., wholly owns OmniCare-TN. OmniCare-TN began as a PPO contractor with the Bureau of TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, and operated as a full-risk prepaid health services plan until it obtained its TennCare HMO license in March 1996. OmniCare-TN's TennCare HMO contract was executed in October 1996, retroactive to the date of licensure.

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

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare extended the ASO reimbursement system applicable to OmniCare-TN through June 30, 2004. A subsequent amendment completed on June 25, 2004 further extended the ASO reimbursement system applicable to OmniCare-TN through December 31, 2004. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN.

OmniCare-TN sought reimbursement from TennCare for exceptionally high medical expenses incurred by new OmniCare-TN enrollees in fiscal year 2002, including for actuarially estimated claims incurred but not yet reported to OmniCare-TN. In response, TennCare amended its contract with OmniCare-TN in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. The amendment stated that OmniCare-TN's outside actuary certified the plan required $7.5 million to meet its statutory net worth requirement for the year ended June 30, 2002 and that OmniCare-TN "is a viable HMO under contract with TennCare on the same basis as other comparable HMOs in the program effective July 1, 2002."

Pursuant to such contractual amendment: OmniCare-TN retroactively elected an available risk option for the ten months from July 1, 2001 through April 30, 2002; TennCare retroactively agreed to reimburse OmniCare-TN on a no-risk ASO basis for medical services effective beginning May 1, 2002, and TennCare agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to an agreement between TennCare and OmniCare-TN in October 2002, TennCare further agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirmed they were needed by OmniCare-TN to meet that requirement.

Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but was recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare TN.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to OmniCare-TN's substantially increased enrollment from members TennCare assigned to it from defunct other plans.

As of August 1, 2004, OmniCare-TN's total enrollment was 129,050 members, of whom 87% were Medicaid enrollees and 13% were Non-Medicaid enrollees.

MANAGED PLAN OPERATED BY THE COMPANY

OMNICARE-MI. As further described below, OmniCare-MI ceased to be a Managed Plan operated by the Company effective November 1, 2002.

While managed by the Company, OmniCare-MI was a not-for-profit, tax-exempt corporation headquartered in Detroit, Michigan and serving southeastern Michigan, operating in Wayne, Oakland, Macomb, Monroe and Washtenaw counties. Its history included a number of innovations that were adopted and proved successful for the industry. While managed by the Company, it was the first network model HMO in the country and the first to capitate physician services in an IPA-model HMO (an Independent Practice Association model HMO does not employ physicians as staff, but instead contracts with associations or groups of independent physicians to provide services to HMO members). OmniCare-MI also created and implemented the first known mental health capitation carve out in 1983.

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

On April 13, 2000, the Company funded an unsecured loan to OmniCare-MI evidenced by a surplus note of $7.7 million to enable OmniCare-MI to meet its minimum statutory requirement for net worth and working capital. The loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus note, interest and principal payments required approval by the Michigan Office of Financial and Insurance Services and were repayable only from any statutory surplus earnings of OmniCare-MI. Note interest was payable annually and forfeited if not then paid. Interest income of $0.9 million and $1.1 million on that and a similar earlier surplus note was forfeited for fiscal years 2002 and 2001, respectively. The note principal had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus notes which resulted in bad debt expense of $6.9 million for the year ended June 30, 2001. On July 29, 2002, claims of all creditors holding surplus notes from OmniCare-MI were permanently disallowed by the State circuit court order, which approved OmniCare-MI's amended rehabilitation plan.

As a Michigan HMO, OmniCare-MI has been subject to oversight by the State of Michigan's Commissioner of the Office of Financial and Insurance Services (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible.

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

INSURANCE

The Company presently carries comprehensive general liability, directors and officers liability, property, business automobile, and workers' compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. In addition, OmniCare-TN has (and OmniCare-MI while managed by the Company had) professional liability insurance that covers liability claims arising from medical malpractice. OmniCare-TN is required to pay the professional liability insurance premiums under the terms of the Company's management agreement. There can be no assurance as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

COMPETITION

The managed care industry is highly competitive. The Company directly competes with other entities that provide health care plan management services, some of which are nonprofit corporations and others, which have significantly greater financial and administrative resources. The Company primarily competes on the basis of fee arrangements, cost effectiveness and the range and quality of services offered to prospective health care clients. While the Company believes that its experience gives it certain competitive advantages over existing and potential new competitors, there can be no assurance that the Company will be able to compete effectively in the future.

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of OmniCare-TN and, therefore, the revenues of the Company. OmniCare-TN's primary market competitors in western Tennessee are TLC, Better Health Plans and TennCare Select. OmniCare-TN primarily competes on the basis of enrollment, provider networks and other related plan features and criteria. Management believes that OmniCare-TN is able to compete effectively with its primary market competitors.

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

The total number of employees at August 1, 2004 was 119 compared to 112 at September 1, 2003. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

On June 17, 2004, a Circuit Court judge for the 30th Judicial Circuit, in Ingham County, Michigan, conducted a hearing and approved a report and recommendation filed by the court-appointed Special Deputy Rehabilitator of OmniCare-MI, in case no. 98-88265-CR, to which the Company is not a party. The Company provided services for many years to OmniCare-MI under a management agreement that terminated November 1, 2002. The approved report and recommendation were filed May 14, 2004 and requested that any potential cause of action against the Company "resulting from its actions as the management company" of OmniCare-MI be assigned to the creditors of OmniCare-MI who filed timely objections to its first amended Rehabilitation Plan. (The court approved that Plan on July 29, 2002.)

At the June 17th hearing, the judge acknowledged the Company's arguments opposing the recommendation, declared he was not prejudging any claims which creditors of OmniCare-MI might pursue against the Company, and stated he would enter an appropriate order to implement the Special Deputy Rehabilitator's recommendation. On August 20, 2004, the judge entered an order assigning jointly to "those persons that are health care providers/creditors" of OmniCare-MI any "rights and/or claims for damages of any kind" of OmniCare-MI against the Company in connection with the management of OmniCare-MI. The order required establishment of a creditors committee to make all decisions whether to pursue any claim and regarding any litigation of any claim. The order approved paying $50,000 of OmniCare-MI's assets for legal expenses to investigate the merits of pursuing any litigation and, if litigation is pursued, up to $150,000 more of OmniCare-MI's assets therefore, subject to required semiannual accountings to the court. No such claim has been asserted against the Company, and it is premature and not possible to predict what subsequent proceedings and claims, if any, might ensue, or the magnitude or outcome of such claims, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's common stock have been traded on the Nasdaq SmallCap Market. since January 2, 2003, under the trading symbol "UAHC". Prior thereto, shares of the Company's Common Stock were traded since May 16, 2002 on the NASDAQ National Market. Shares of the Company's Common Stock earlier were traded on the OTC Bulletin Board with the symbol "UAH".

The table below sets forth for the Common Stock the range of the high and low sales prices per share on the NASDAQ SmallCap or National Market for each quarter in the past two fiscal years.

                         2004 SALES PRICE           2003 SALES PRICE
                         ----------------           ----------------
FISCAL QUARTER           HIGH        LOW            HIGH         LOW
--------------           ----        ---            ----         ---
First                    $3.25      $1.52          $4.80        $1.80
Second                   $4.15      $2.57          $2.14        $0.88
Third                    $5.32      $3.33          $1.18        $0.76
Fourth                   $6.44      $3.70          $2.05        $0.96

As of August 23, 2004, the closing price of the Common Stock was $4.21 per share and there were approximately 120 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:

                                                  2004           2003         2002        2001          2000
                                                  ----           ----         ----        ----          ----
                                                               (in thousands, except per share data)
Operating Data (Year ended June 30):
Operating revenues                              $  22,084    $  24,530    $ 165,176    $ 105,330    $  90,284
Earnings (loss) from continuing
  operations                                        7,871        7,333       (9,259)       4,562        3,881
Earnings (loss) from discontinued
  operation, net of income taxes                     (700)      (2,127)      (1,704)      (3,333)      (2,897)
Net earnings (loss)                                 7,171        5,206      (10,963)       1,229          984
Earnings (loss) per common share from
  continuing operations - basic                 $    1.09    $    1.06    $   (1.35)   $    0.67    $    0.57
Net earnings (loss) per common share -
  basic and diluted                             $    0.99    $    0.75    $   (1.60)   $    0.18    $    0.15
Weighted average common shares
  outstanding - diluted                             7,266        6,950        6,839        6,808        6,779

Balance Sheet Data (June 30):
Cash and investments                            $   8,767    $   4,693    $  18,810    $  24,766    $  10,569
Goodwill                                            3,452        2,952        2,952        2,952        3,663
Total assets                                       20,081       15,114       33,336       41,657       34,809
Medical claims and benefits payable                   406          591       24,495       19,815       11,245
Debt                                                  847        1,766        2,869        3,492        4,345
Shareholders' equity                               14,886        7,140        1,747       12,313       11,051

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

OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO which is owned by the Company's wholly owned subsidiary. Accordingly, the consolidated financial statements in this annual report have been restated to present the operations related to managing OmniCare-MI as a discontinued operation.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare extended the ASO reimbursement system applicable to OmniCare-TN through June 30, 2004. A subsequent amendment completed on June 25,2004, further extended the ASO reimbursement system applicable to OmniCare-TN through December 31, 2004. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN. These matters are more fully discussed and analyzed below under the heading "Review of Consolidated Results of Operations - 2004 Compared to 2003."

The following are earlier events, which notably affected results of operations for fiscal years covered by the consolidated financial statements contained elsewhere in this annual report.

On April 13, 2000, the Company funded an unsecured loan to OmniCare-MI evidenced by a surplus note of $7.7 million to enable OmniCare-MI to meet its minimum statutory requirement for net worth and working capital. The loan consisted of $4.0 million in cash and conversion of $3.7 million of management fees owed to the Company. Pursuant to the terms of the surplus note, interest and principal payments required approval by the Michigan Office of Financial and Insurance Services and were repayable only from any statutory surplus earnings of OmniCare-MI. Note interest was payable annually and forfeited if not then paid. Interest income of $0.9 million and $1.1 million on that and a similar earlier surplus note was forfeited for fiscal years 2002 and 2001, respectively. The note principal had no stated maturity or repayment date. The surplus notes were subordinated to all other claimants of OmniCare-MI. Based on an analysis of OmniCare-MI's projected cash flows, the Company recorded impairment losses on the valuation of the surplus notes which resulted in bad debt expense of $6.9 million for the year ended June 30, 2001. On July 29, 2002, claims of all creditors holding surplus notes from OmniCare-MI were permanently disallowed by the State circuit court order, which approved OmniCare-MI's amended rehabilitation plan.

Effective July 1, 2001, OmniCare-TN entered into a new 42-month contract with the State of Tennessee's TennCare Program. The contract provided for an automatic renewal for calendar year 2005 with an expiration date of December 31, 2005 with future premium increases to be determined by the State of Tennessee.

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2004 COMPARED TO 2003

OMNICARE-TN DEVELOPMENTS

OmniCare-TN's results of operations for fiscal 2003 are best understood in the context of certain events preceding that fiscal year involving several of TennCare's major contracted MCOs, which ceased doing business in fiscal 2002. Beginning in February, March and April 2002, OmniCare-TN unexpectedly noticed increases in its claims payments, investigated, and found that approximately 9,500 new members added in September-December 2001 represented children with special needs with medical costs over 100% of the premiums received, and that many members transferred to OmniCare-TN from failed MCOs also had medical costs in excess of OmniCare-TN's premiums received. Beginning in April 2002, OmniCare-TN wrote to TennCare seeking risk adjustments and reimbursements to compensate OmniCare-TN for such medical expenses, including for actuarially estimated claims incurred but not yet reported to OmniCare-TN.

TennCare responded to its MCOs' situation generally and in some instances individually. For all its contracted MCOs generally, TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including OmniCare-TN - have no medical cost risk (i.e., no risk for medical losses), earn fixed administrative fees and are subject to increased oversight. Through an amendment completed on December 19, 2003, TennCare extended the ASO reimbursement system applicable to OmniCare-TN through June 30, 2004. A subsequent amendment completed on June 25, 2004, further extended the ASO reimbursement system applicable to OmniCare-TN through December 31, 2004. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN.

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

- retroactively effective beginning May 1, 2002, OmniCare-TN has been reimbursed under an administrative services only agreement with no risk of medical loss; and

- the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002.

Pursuant to a further agreement with OmniCare-TN in October 2002, the State of Tennessee agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002.

Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but was recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare TN. For the year ended June 30, 2004, an additional $0.5 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare-TN.

On May 25, 2004, and effective as of January 1, 2004, the Company's wholly owned subsidiary, United American of Tennessee, Inc. ("UA-TN"), which already owned 75% of the outstanding stock of OmniCare-TN, purchased the remaining 25% of the outstanding common stock of OmniCare-TN. OmniCare-TN thereby became a wholly owned subsidiary of UA-TN and a wholly owned second-tier subsidiary of the Company. The 25% minority interest was purchased under a longstanding option agreement for $500,000 evidenced by a Company promissory note payable by December 31, 2004.

As of June 30, 2004, OmniCare-TN's total enrollment was 129,484 members, compared to 130,080 at June 30, 2003.

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

Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003. Management had expected both parties to finalize and sign the sublease, and close the sale of such assets, in the fourth quarter of fiscal 2003, but was delayed as a result of the appointment by the Governor of Michigan of Linda A. Watters as the new Commissioner of the Office of Financial and Insurance Services on April 11, 2003. Ms. Watters had served on the Company's Board of Directors continually since 2000 and resigned that office on the same date she became the new Commissioner (as required to avoid any possible appearance of a conflict of interest and not as the result of any disagreement with the Company). Because of the new Commissioner's prior association with the Company, the State circuit court judge who retained jurisdiction over OmniCare-MI's rehabilitation proceedings then required that a designated independent person replace the Rehabilitator's (i.e., Commissioner's) special deputy who had been dealing with the sublease and assets purchase. Meanwhile, due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, Company management now does not expect to complete the sale of assets and accordingly has recorded a loss from discontinued operations of $0.7 million in the fourth quarter of fiscal year 2004. While OmniCare-MI has been regularly paying monthly rent under such de facto sublease with the Company, based on preliminary discussions management now expects that OmniCare-MI's occupancy of the subleased premises will diminish at some unknown future date and then cease at some unknown later date, but sooner than the primary lease end in May 2005. Those events would increase the Company's rent expense under that lease, but management cannot currently predict the timing and amount thereof.

In connection with the November 1, 2002 termination of its OmniCare-MI management agreement, the Company recorded a $1.8 million loss from discontinued operations in the second quarter of fiscal 2003. Such loss was due in part to:
(i) a $0.6 million write-down of assets held for sale in excess of the anticipated selling price for the expected sale of assets described above; (ii) the above-described sublease, with an expected cost to the Company of approximately $0.04 million per month through the remainder of the lease, ending in May 2005, resulting in a loss of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease; and (iii) a bad debt charge of $0.3 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI was doubtful. The recorded charges discussed above were offset by management fees from OmniCare-MI of $0.8 million.

Specific Comparisons of 2004 to 2003

Total revenues decreased $2.4 million (10%), to $22.1 million for the fiscal year ended June 30, 2004 from $24.5 million for the fiscal year ended June 30, 2003, principally as the result of the change in the reimbursement system of TennCare, discussed above.

Medical premium revenues were $0.5 million for the fiscal year ended June 30, 2004, a decrease of $7.3 million (93%) from medical premium revenues of $7.8 million for the fiscal year ended June 30, 2003. The decrease came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through December 31, 2004.

Fixed administrative fees related to the ASO program were $20.4 million for the fiscal year ended June 30, 2004, an increase of $5.6 million (38%) from fixed administrative fees of $14.8 million for the fiscal year ended June 30, 2003. The increase in fixed administrative fees is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003.

Total expenses were $15.3 million for the fiscal year ended June 30, 2004, compared to $16.6 million for the year ended June 30, 2003, a decrease of $1.3 million (8%). The decreases were principally due to the TennCare ASO program for OmniCare-TN discussed above.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.5 million in the fiscal year ended June 30, 2004, an increase of $0.1 million (23%) as compared with medical services expenses of $0.4 million in the fiscal year ended June 30, 2003. The $0.5 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2004 as explained under the above heading "OmniCare-TN Developments."

Marketing, general and administrative expenses were $14.5 million for the fiscal year ended June 30, 2004, as compared with marketing, general and administrative expenses of $15.7 million for the comparable period a year earlier, a decrease of $1.2 million (8%). The decrease is principally due to TennCare's payment of premium tax as a result of the ASO arrangement discussed above, offset by the costs of claims processing associated with a membership increase.

Depreciation and amortization expense decreased $0.07 million (23%), to $0.23 million for the fiscal year ended June 30, 2004 from $0.3 million for the fiscal year ended June 30, 2003.

Interest expense decreased $0.08 million (60%), to $0.06 million for the fiscal year ended June 30, 2004 from $0.14 million for the fiscal year ended June 30, 2003, principally due to debt reduction.

Income tax expense decreased $1.7 million (269%), to $(1.1) million in the fiscal year ended June 30, 2004 from $0.6 million in the fiscal year ended June 30, 2003. The Company's effective tax rate for the fiscal year ended June 30, 2003 was (16)% and differs from the statutory rate of 34%. This difference is primarily a result of the utilization of net operating loss carryforwards.

Earnings from continuing operations before income taxes were $6.8 million and $8.0 million for the fiscal years ended June 30, 2004 and 2003, respectively. Such decrease in earnings from continuing operations of $1.2 million is principally due to the fiscal 2002 contractual risk agreement discussed above.

Earnings from continuing operations were $7.9 million, or $1.09 per basic share, for the fiscal year ended June 30, 2004 compared to earnings from continuing operations of $7.3 million, or $1.06 per basic share, for the fiscal year ended June 30, 2003. Such increase in earnings from continuing operations of $0.5 million, or $0.03 per basic share, is principally due to the recognition of a deferred tax asset, an increase in members and an increase in reimbursement rates effective July 1, 2003.

The Company recognized a loss from discontinued operations of $0.7 million in the fiscal year ended June 30, 2004 compared to a loss from discontinued operations of $2.1 million in the fiscal year ended June 30, 2003 as the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "Overview" above for more detailed discussion and analysis of such loss from discontinued operations.

Net earnings were $7.2 million, or $0.99 per basic share, for the fiscal year ended June 30, 2004 compared to net earnings of $5.2 million, or $0.75 per basic share, for the fiscal year ended June 30, 2003, principally due to the utilization of net operating loss carryforwards, an increase in members and an increase in reimbursement rates effective July 1, 2003.

           REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2003 TO 2002

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

The Company recognized earnings from continuing operations before income taxes of $8.0 million in the fiscal year ended June 30, 2003, compared to a loss before income taxes of $8.4 million in the fiscal year ended June 30, 2002. Earnings from continuing operations were $7.3 million, or $1.06 per basic share, in the fiscal year ended June 30, 2003, compared to a loss from continuing operations of $9.3 million, or $1.35 per basic share, in the fiscal year ended June 30, 2002, an increase of $16.6 million, or $2.41 per basic share. The increase in earnings is primarily due to the amendment to OmniCare-TN's TennCare contract in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects, as described under "Overview" above. In the amendment, the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but was recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. The change in the estimated reimbursement from the State of Tennessee offset the corresponding change in the medical claims liability, still resulting in $7.5 million of net earnings in fiscal year 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare-TN.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had (i) cash and cash equivalents and short-term marketable securities of $8.8 million, compared to $4.7 million at June 30, 2003; (ii) working capital of $8.1 million, compared to working capital of $1.7 million at June 30, 2003; and (iii) a current assets-to-current liabilities ratio of 2.56-to-1, compared to 1.26-to-1 at June 30, 2003.

Net cash from operating activities was $5.0 million in fiscal 2004 compared to net cash used in operating activities of $12.6 million in fiscal 2003. Investing activities in fiscal 2004 included the purchase of equipment of $0.07 million, the purchase of marketable securities of $0.2 million, and the issuance of a promissory note for $0.5 million. Debt repayments were $1.4 million in fiscal 2004.

Cash and marketable securities increased by $4.1 million at June 30, 2004 compared to June 30, 2003 due primarily to operating activities.

Accounts receivable decreased by $0.3 million at June 30, 2004 compared to June 30, 2003, primarily due to the elimination of the pharmacy rebate program and reduction in reinsurance receivables.

Property, plant and equipment decreased by $0.2 million at June 30, 2004 compared to June 30, 2003, due to the recording of depreciation of $0.2 million.

Medical claims payable decreased by $0.2 million at June 30, 2004 compared to June 30, 2003, which is directly related to the payment of outstanding medical claims.

OmniCare-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to OmniCare-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare extended the ASO reimbursement system applicable to OmniCare-TN through June 30, 2004. A subsequent amendment completed on June 25, 2004, further extended the ASO reimbursement system applicable to OmniCare-TN through December 31, 2004. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN.

The Company's de facto sublease to OmniCare-MI of all of the Company's leased premises in Detroit, Michigan, from November 1, 2002 to the end of the lease in May 2005 has cost the Company approximately $40,000 per month through the remainder of the lease. While OmniCare-MI has been regularly paying monthly rent under such de facto sublease with the Company, based on preliminary discussions management now expects that OmniCare-MI's occupancy of the subleased premises will diminish at some unknown future date and then cease at some unknown later date, but sooner than the primary lease end in May 2005. Those events would increase the Company's rent expense under that lease, but management cannot currently predict the timing and amount thereof.

The Company currently has a $0.6 million term loan with Standard Federal Bank, N.A. repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.0% at June 30, 2004) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property.

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

                         RECENTLY ENACTED PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was revised in December 2003. The revisions to SFAS132 are intended to improve financial statement disclosures for defined benefit plans by requiring more detail about plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The revisions are effective for fiscal years after December 15, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations.

Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", was issued by the Securities and Exchange Commission ("SEC") in December 2003. SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact the Corporation's financial condition or results of operations as a result of the issuance of SAB No. 104.

FIN 46R, a revision to FIN 46, "Consolidation of Variable Interest Entities", was issued in December 2003. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R had no effect on the Corporation's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS

Presented beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 5, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 5, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 5, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 5, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 5, 2004 is the information set forth in such proxy statement under the headings "Audit Fees" and "Audit Committees Pre-Approval Policies and Procedures."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report

(3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760); (ii) the Company's Form 10-K reports for its fiscal years ended June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2001 and 2002; (iii) the Company's
10-K/A report filed October 14, 1996; (iv) the Company's Form 10-Q reports for its quarters ended March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, March 31, 1998, December 31, 1998, December 31, 2001, September 30,
2002 and December 31, 2002; (v) the Company's Form 8-K reports filed with the Commission August 8, 1991, April 23, 1993, May 24, 1993, January 29, 1996, April 19, 1996, October 30, 1997, January 20, 1998, January 14, 2000, March 5, 2003
and April 15, 2003; or (vi) the Company's Form 8-K/A reports filed with the Commission July 21, 1993, November 12, 1997 and March 10, 2003. The Exhibit Index is hereby incorporated by reference into this Item 15.

Reports on Form 8-K

         1) The Company filed a Current Report on Form 8-K on June 1, 2004, reporting the purchase of the remaining 25% of the outstanding common stock of Omnicare-TN and a scheduled court hearing regarding a petition filed by the Special Deputy Rehabilitator of OmniCare-MI recommending that the "Court assign the potential cause of action against UAHC [the Company] resulting from its actions as the management company of OmniCare-MI to the creditors of OmniCare-MI who filed timely objections to the first amended Rehabilitation Plan."

         2) The Company filed a Current Report on Form 8-K on June 23, 2004, reporting the extension of the ASO reimbursement system for OmniCare-TN through December 31, 2004, and that a court approved a report and recommendation filed by the Special Deputy Rehabilitator of OmniCare-MI.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION (REGISTRANT)

           SIGNATURE                                    CAPACITY
           ---------                                    --------
/s/ WILLIAM C. BROOKS                       Chairman, President and CEO
-------------------------------             (Principal Executive Officer)
William C. Brooks

/s/ STEPHEN D. HARRIS                       Chief Financial Officer
-------------------------------             (Principal Financial Officer and
Stephen D. Harris                           Principal Accounting Officer)


/s/ EMMETT S. MOTEN, JR.                    Secretary and Director
-------------------------------
Emmett S. Moten, Jr.

/s/ OSBIE HOWARD                            Director
-------------------------------
Osbie Howard

/s/ RICHARD M. BROWN, D.O.                  Director
-------------------------------
Richard M. Brown, D.O.

/s/ DARREL W. FRANCIS                       Director
-------------------------------
Darrel W. Francis

/s/ TOM A. GOSS                             Director
-------------------------------
Tom A. Goss

/s/ RONALD E. HALL, SR.                     Director
-------------------------------
Ronald E. Hall, Sr.

/s/ PETER F. HURST, JR.                     Director
-------------------------------
Peter F. Hurst, Jr.

Date: August 26, 2004


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Page
Report of Independent Registered Public Accounting Firm...................................   F-2

Report of Independent Registered Public Accounting Firm...................................   F-3

Consolidated Balance Sheets as of June 30, 2004 and 2003..................................   F-4

Consolidated Statements of Operations for each of the years in the three-year period
     Ended June 30, 2004..................................................................   F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for
     each of the years in the three-year period ended June 30, 2004.......................   F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period
     ended June 30, 2004..................................................................   F-7

Notes to Consolidated Financial Statements................................................   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Follmer Rudzewicz PLC

Southfield, Michigan
August 5, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
United American Healthcare Corporation

We have audited the consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows of United American Healthcare Corporation and Subsidiaries for the year ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 14 to the consolidated financial statements, the Company has restated the 2002 consolidated financial statements to reflect certain discontinued operations.

/s/ KPMG LLP

Detroit, Michigan
October 11, 2002, except for note 14, as to which the date is September 23, 2003

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30,
                                                                                ---------------------
                                                                                  2004         2003
                                                                                --------     --------
ASSETS
Current assets
    Cash and cash equivalents                                                   $  7,767     $  3,693
    Marketable securities                                                          1,000        1,000
    Accounts receivable - State of Tennessee                                       1,230        1,213
    Other receivables                                                              1,206        1,495
    Prepaid expenses and other                                                       147          167
    Deferred income taxes                                                          1,939          570
                                                                                --------     --------
       Total current assets                                                       13,289        8,138

Assets held for sale                                                                 100          800
Property and equipment, net                                                          323          478
Goodwill                                                                           3,452        2,952
Marketable securities                                                              2,331        2,160
Other assets                                                                         586          586
                                                                                --------     --------
                                                                                $ 20,081     $ 15,114
                                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of debt                                                     $    847     $  1,108
    Medical claims payable                                                           406          591
    Accounts payable and accrued expenses                                          1,140        2,516
    Accrued compensation and related benefits                                        582          519
    Accrued rent                                                                     837          280
    Other current liabilities                                                      1,384        1,430
                                                                                --------     --------
       Total current liabilities                                                   5,196        6,444

Long-term debt, less current portion                                                   -          658
Accrued rent                                                                           -          872
                                                                                --------     --------
Total Liabilities                                                                  5,196        7,974

Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                          -            -
    Common stock, no par, 15,000,000 shares authorized; 7,418,519 and
      6,910,721 shares issued and outstanding at June 30, 2004 and 2003,
      respectively                                                                12,226       11,570
    Retained earnings (deficit)                                                    2,702       (4,469)
    Accumulated other comprehensive (loss) income, net of deferred federal
      income taxes                                                                   (43)          39
                                                                                --------     --------
Total shareholders' equity                                                        14,885        7,140
                                                                                --------     --------
                                                                                $ 20,081     $ 15,114
                                                                                ========     ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                  2004         2003         2002
                                                                                --------     --------     --------
REVENUES
  Fixed administrative fees                                                     $ 20,391     $ 14,750     $      -
  Medical premiums                                                                   532        7,841      163,094
  Interest and other income                                                        1,161        1,939        2,082
                                                                                --------     --------     --------
     Total revenues                                                               22,084       24,530      165,176

EXPENSES
  Medical services                                                                   532          434      155,092
  Marketing, general and administrative                                           14,483       15,680       17,989
  Depreciation and amortization                                                      227          296          320
  Interest expense                                                                    66          140          216
                                                                                --------     --------     --------
     Total expenses                                                               15,308       16,550      173,617
                                                                                --------     --------     --------
Earnings (loss) from continuing operations before income taxes                     6,776        7,980       (8,441)
Income tax expense (benefit)                                                      (1,095)         647          818
                                                                                --------     --------     --------
Earnings (loss) from continuing operations                                         7,871        7,333       (9,259)

DISCONTINUED OPERATIONS
  Loss from discontinued operations                                                 (700)      (2,127)      (1,704)
                                                                                --------     --------     --------
Net earnings (loss)                                                             $  7,171     $  5,206     $(10,963)
                                                                                ========     ========     ========

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
  Earnings (loss) from continuing operations                                    $   1.09     $   1.06     $  (1.35)
  Loss from discontinued operations                                                (0.10)       (0.31)       (0.25)
                                                                                --------     --------     --------
  Net earnings (loss) per common share                                          $   0.99     $   0.75     $  (1.60)
                                                                                ========     ========     ========
       Weighted average shares outstanding                                         7,207        6,941        6,839
                                                                                ========     ========     ========
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
  Earnings (loss) from continuing operations                                    $   1.08     $   1.06     $  (1.35)
  Loss from discontinued operations                                                (0.10)       (0.31)       (0.25)
                                                                                --------     --------     --------
  Net earnings (loss) per common share                                          $   0.98     $   0.75     $  (1.60)
                                                                                ========     ========     ========
       Weighted average shares outstanding                                         7,266        6,950        6,839
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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                             RETAINED      ACCUMULATED
                                                             EARNINGS         OTHER           TOTAL
                                         COMMON STOCK      (ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                       SHARES    AMOUNT      DEFICIT)     INCOME (LOSS)      EQUITY
                                       ------   --------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2001                6,779   $ 11,188   $      1,288   $        (163)  $      12,313
                                       ======   ========   ============   =============   =============
Issuance of common stock                  132   $    219   $          -   $           -   $         219
Comprehensive income:
   Net loss                                 -          -        (10,963)              -         (10,963)
Unrealized gain on marketable
  securities                                -          -                            178             178
                                       ------   --------   ------------   -------------   -------------
Total comprehensive income (loss)           -          -        (10,963)            178         (10,785)
                                       ------   --------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2002                6,911   $ 11,407   $     (9,675)  $          15   $       1,747
                                       ======   ========   ============   =============   =============
Issuance of common stock                  148   $    163   $          -   $           -   $         163
Comprehensive income:
   Net earnings                             -          -          5,206               -           5,206
Unrealized gain on marketable
  securities                                -          -              -              24              24
                                       ------   --------   ------------   -------------   -------------
Total comprehensive income                  -          -          5,206              24           5,230
                                       ------   --------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2003                7,059   $ 11,570   $     (4,469)  $          39   $       7,140
                                       ======   ========   ============   =============   =============
Issuance of common stock                  360   $    656   $              $               $         656
Comprehensive income:
   Net earnings                             -          -          7,171               -           7,171
Unrealized loss on marketable
  securities                                -          -              -             (82)            (82)
                                       ------   --------   ------------   -------------   -------------
Total comprehensive income (loss)           -          -          7,171             (82)          7,089
                                       ------   --------   ------------   -------------   -------------
BALANCE AT JUNE 30, 2004                7,419   $ 12,226   $      2,702   $         (43)  $      14,885
                                       ======   ========   ============   =============   =============

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                               ------------------------------
                                                                 2004       2003       2002
                                                               --------   --------   --------
OPERATING ACTIVITIES
    Net earnings (loss)                                        $  7,171   $  5,206   $(10,963)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
       Bad debt expense                                               -        847          -
       Loss on disposal of assets                                   700        577      2,411
       Loss (gain) on liquidation of investment                     (82)        24        166
       Depreciation and amortization                                227        640      1,800
       Deferred income taxes                                     (1,369)       520        556
       Stock awards                                                 385        127         50
    Changes in assets and liabilities
       Accounts receivable- State of Tennessee                      (17)       581     (1,358)
       Other receivables                                            289        514       (567)
       Refundable federal income taxes                                -        284          -
       Prepaid expenses and other                                    20        454        (72)
       Other assets                                                   -         91          -
       Medical claims payable                                      (185)   (23,904)     4,680
       Accounts payable and accrued expenses                     (1,376)     1,648     (1,990)
       Accrued rent                                                (315)       367        (75)
       Accrued compensation and related benefits                     63       (269)      (305)
       Other current liabilities                                    (46)      (354)       558
                                                               --------   --------   --------
       Net cash provided by (used in) operating activities        5,465    (12,647)    (5,109)
                                                               --------   --------   --------
INVESTING ACTIVITIES
    Purchase of marketable securities                              (171)      (334)   (19,388)
    Proceeds from the sale of marketable securities                   -     15,784      5,997
    Purchase of property and equipment                              (72)       (68)    (1,005)
                                                               --------   --------   --------
       Net cash provided by (used in) investing activities         (243)    15,382    (14,396)
                                                               --------   --------   --------
FINANCING ACTIVITIES
    Payments made on debt                                        (1,419)    (1,104)      (623)
    Issuance of common stock                                        271         36        169
                                                               --------   --------   --------
       Net cash used in financing activities                     (1,148)    (1,068)      (454)
                                                               --------   --------   --------
       Net increase (decrease) in cash and cash equivalents       4,074      1,667    (19,959)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    3,693      2,026     21,985
                                                               --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  7,767   $  3,693   $  2,026
                                                               ========   ========   ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                                    YEAR ENDED JUNE 30,
                                                               ------------------------------
                                                                 2004       2003       2002
                                                               --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                              $     63   $    133   $    200
                                                               ========   ========   ========
    Income taxes paid                                          $      -   $      -   $    250
                                                               ========   ========   ========
     Non-cash financing activity - Promissory note and
     goodwill recorded upon purchase of minority interest           500          -          -
                                                               ========   ========   ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned operational subsidiary: United American of Tennessee, Inc. ("UA-TN") and Subsidiary. OmniCare Health Plan, Inc. ("OmniCare-TN") is a wholly owned subsidiary of UA-TN. All significant intercompany transactions and balances have been eliminated in consolidation.

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

      d. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2004 and 2003.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

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

            Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill impairment was not recorded for the years ended June 30, 2004, 2003 and 2002.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

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

      j. REVENUE RECOGNITION. Medical premium revenues are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenues. Management fee revenues are recognized in the period the related services are performed. Per generally accepted accounting principles ("GAAP"), the Company's revenue recognition policy has been adjusted for fiscal 2003 and 2004 to reflect TennCare's administrative services only ("ASO") arrangement in which OmniCare-TN assumes no risk for medical claims. See Note 13 for further discussion.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

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

      n. STOCK BASED COMPENSATION. The Company has adopted SFAS No. 148 and the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company records compensation expense for stock options only if the market price of the Company's stock, on the date of grant, exceeds the amount an individual must pay to acquire the stock, if dilutive. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for fiscal 2004, 2003 and 2002 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                2004       2003        2002
                                              --------   --------   ----------
Net earnings as reported                      $  7,171   $  5,206   $  (10,963)
Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax effects         1,047         74          244
Pro forma net earnings                        $  6,124   $  5,132   $  (11,207)
Earnings (loss) per share:
      As reported - Basic                     $   0.99   $   0.75   $    (1.60)
      As reported - Diluted                       0.98       0.75        (1.60)
      Pro forma (Basic and Diluted)           $   0.84   $   0.74   $    (1.64)
                                              --------   --------   ----------

            The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004: dividend yield of 0%; expected volatility of 57.18%; risk free interest rate of 4.47%; and expected life of 9.5 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

      o. EARNINGS PER SHARE. Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

            shares outstanding for the period. Diluted earnings per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

            For the fiscal years ended June 30, 2004, June 30, 2003 and June 30, 2002 the Company had outstanding stock options of 59,448, 9,241, and 0, respectively, having a dilutive effect on earnings per share.

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

      q. RECLASSIFICATION. Certain fiscal 2002 amounts have been reclassified to comform with the fiscal 2004 and 2003 presentation, which present the operations related to managing OmniCare-MI as a discontinued operation. Such reclassifications have no effect on net earnings
            (loss) as originally presented for those years. See Note 14 for further discussion.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

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

On May 25, 2004, and effective as of January 1, 2004, the Company's wholly owned subsidiary, United American of Tennessee, Inc. ("UA-TN"), which already owned 75% of the outstanding stock of OmniCare-TN, purchased the remaining 25% of the outstanding common stock of OmniCare-TN. OmniCare-TN thereby became a wholly owned subsidiary of UA-TN and a wholly owned second-tier subsidiary of the Company. The 25% minority interest was purchased under a longstanding option agreement for $0.5 evidenced by a Company promissory note payable by December 31, 2004. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of $0.5 million has been recorded as goodwill.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

NOTE 4 - MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost, of marketable securities as of June 30, 2004 and 2003 is as follows (in thousands):

                                         2004       2003
                                       --------   --------
Available for sale - Current:
 Certificates of deposit               $  1,000   $  1,000
 Equity and other securities                  -          -
                                       --------   --------
                                          1,000      1,000
Available for sale - Noncurrent:
 U.S. government obligations              2,331      2,160
                                       --------   --------
                                       $  3,331   $  3,160
                                       ========   ========

Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $2.3 million and $2.2 million at June 30, 2004 and 2003, respectively.

NOTE 5 - CONCENTRATION OF RISK

During the years ended June 30, 2004, 2003 and 2002, approximately 100%, 87% and 91%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. Prior to the current administrative services only arrangement discussed in Note 13, TennCare withheld 5% of the Company's monthly capitation payment, which withheld amounts were distributed to the Company when certain informational filing requirements were met by the Company. There are no withholdings by TennCare under the current administrative services only arrangement for the years ended June 30, 2004 and 2003.

The Company had a long-term management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"), which terminated on November 1, 2002. Pursuant to the management agreement, the Company provided management and consulting services to OmniCare-MI and was paid a percentage of revenues until August 1, 2001 and thereafter cost-based fee, from OmniCare-MI as a percentage of the Company's total revenues were 8% and 20% for the years ended June 30, 2003 and 2002, respectively. See Note 10 for further discussion of the OmniCare-MI management agreement.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at each June 30 consists of the following (in thousands):

                                                    2004       2003
                                                  --------   --------
Furniture and fixtures                            $    878   $    863
Equipment                                            2,665      2,636
Computer software                                      202        177
                                                  --------   --------
                                                     3,745      3,676
Less accumulated depreciation and amortization       3,422      3,198
                                                  --------   --------
                                                  $    323   $    478
                                                  ========   ========

See Note 14 for discussion on assets held for sale.

NOTE 7 - LONG TERM DEBT

The Company currently has a $0.6 million term loan with Standard Federal Bank, N.A. It is repayable in monthly installments of principal and interest of $0.1 million, with an interest rate equal to the bank's prime rate (4.0% at June 30, 2004) plus one percent per annum, and a maturity date of September 30, 2004. The loan agreement is collateralized by a security interest in all of the Company's personal property. The Company's outstanding debt at each June 30 is as follows (in thousands):

                                                    2004       2003
                                                  --------   --------
Term loan                                         $    597   $  1,766
Promissory note                                        250          -
                                                  --------   --------
             Total debt                                847      1,766
Less debt payable within one year                      847      1,108
                                                  --------   --------
Long-term debt, less current portion              $      -   $    658
                                                  ========   ========

NOTE 8 - MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $0.4 million, $0.6 million, and $24.5 million at June 30, 2004, 2003, and 2002 respectively, for unpaid claims and medical claims incurred by enrollees. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2004, 2003 and 2002.

The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2004, 2003 and 2002 (in thousands):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

                                                    2004       2003       2002
                                                  --------   --------   --------
Balance at beginning of fiscal year               $    591   $ 24,495   $ 19,815

Incurred losses related to current year                  -          -    157,953
Incurred loss related to prior year                    532        434          -
Reserve reversal related to prior year                   -          -     (2,861)
                                                  --------   --------   --------
Total losses incurred                                  532        434    155,092

Paid claims related to current year                      -          -    132,734
Paid claims related to prior year                      717     24,338     17,678
                                                  --------   --------   --------
Total paid claims                                      717     24,338    150,412
                                                  --------   --------   --------
Balance at end of fiscal year                     $    406   $    591   $ 24,495
                                                  ========   ========   ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

NOTE 9 - INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

                                                    2004       2003       2002
                                                  --------   --------   --------
Continuing operations:
Current expense                                   $    275   $    127   $    262
Deferred expense (credit)                              408      1,592     (2,991)
Change in valuation allowance                       (1,778)    (1,072)     3,547
                                                  --------   --------   --------
                                                  $ (1,095)  $    647   $    818
                                                  ========   ========   ========

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):

                                                    2004       2003       2002
                                                  --------   --------   --------
Income tax expense (benefit) at the statutory
 tax rate                                         $  2,073   $  1,990   $ (3,449)
State and city income tax                              313        177        299
Utilization of AMT credit                                -          -          -
Tax-exempt interest on municipal bonds                   -          -        (13)
Utilization of NOL carryforward                     (1,462)         -          -
Valuation allowance                                 (1,778)    (1,072)     3,547
Other, net                                            (241)      (448)       434
                                                  --------   --------   --------
                                                  $ (1,095)  $    647   $    818
                                                  ========   ========   ========

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2004. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

As of June 30, 2004, the NOLs for federal income tax purposes expire from 2011 to 2021. Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

                                                                2004       2003
                                                              --------   --------
Deferred tax assets
    Accrued rent                                              $    150   $    297
    Bad debt expense                                             1,360      1,360
    Deferred compensation                                          149        135
    Net operating loss carryforward of consolidated losses       4,863      5,381
    Net operating loss carryforward of purchased subsidiary        598      1,563
    Alternative minimum tax credit carryforward                    392        403
    Property and equipment                                       2,247      1,018
    Unrealized loss on marketable securities                       (11)
                                                              --------   --------
Total gross deferred tax assets                                  9,748     10,157
    Valuation allowance                                         (7,809)    (9,587)
                                                              --------   --------
Total gross deferred tax liabilities                                 -          -
                                                              --------   --------
    Net deferred tax asset                                    $  1,939   $    570
                                                              ========   ========

NOTE 10 - RELATED PARTY TRANSACTIONS

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

Health insurance for some of the Company's employees was provided by OmniCare-MI. The expense was $0.03 million and $0.6 million for the years ended June 30, 2003 and 2002 respectively.

The Company then arranged in October 2002 for a sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement has cost the Company

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

approximately $40,000 per month. While OmniCare-MI has been regularly paying monthly rent under such de facto sublease with the Company, based on preliminary discussions management now expects that OmniCare-MI's occupancy of the subleased premises will diminish at some unknown future date and then cease at some unknown later date, but sooner than the primary lease end in May 2005. Those events would increase the Company's rent expense under that lease, but management cannot currently predict the timing and amount thereof.

NOTE 11 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective April 1, 2001, the Company has matched 50% of an employee's contribution up to 4% of the employee's salary. Prior to April 1, 2001, the Company matched 1% of compensation. Expenses related to the 401(k) plan were $65,862, $45,653 and $94,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions for each of the years ended June 30, 2004 and 2003 were $7,812 and $527, respectively.

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by 5 years to August 6, 2013. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999, May 3, 2001
November 30, 2001, May 8, 2003, December 4, 2003, and April 29, 2004
nonqualified options for a total of 325,000, 26,000, 5,000, 8,000, 50,000,
75,000, 25,000, 196,500 and 280,000 common shares, respectively, were granted under the amended and restated 1998 Plan. The exercise prices of the options range from $0.63 to $5.28.

Independent of any stock option plan, on May 11, 1998 the Company granted nonqualified stock options for 100,000 common shares to the Company's prior President and reserved that number of common shares for issuance upon exercise of such options. Such options expired on May 11, 2003 without being exercised. On March 1, 2003, the Company granted nonqualified stock options for 100,000 common shares (outside the 1998 Plan) to the Company's President and CEO and reserved that number of common shares for issuance upon exercise of such options. Such options expire March 1, 2008 and are fully exercisable beginning March 1, 2005 at a price of $1.10 per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

Information regarding the stock options for fiscal 2004, 2003 and 2002 follows (shares in thousands):

                             OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  ------------------------------------------   ----------------------------
                              WEIGHTED          AVERAGE         NUMBER OF       WEIGHTED
                              AVERAGE          REMAINING         SHARES         AVERAGE
                  SHARES   EXERCISE PRICE   CONTRACTUAL LIFE   EXERCISABLE   EXERCISE PRICE
                  ------   --------------   ----------------   -----------   --------------
Options
outstanding at
June 30, 2002        436   $         2.08          7.2 years           434   $         2.08
Granted              155             1.27          6.8 years             1             5.28
Exercised            (38)            0.96              -               (38)               -
Expired             (100)            1.38              -              (100)               -
Forfeited             (2)            1.25              -                (2)               -
                  ------   --------------   ----------------   -----------   --------------
Options
outstanding at
June 30, 2003        451   $         2.03          7.2 years           295   $         2.42
Granted              477             3.37          9.6 years           120             2.09
Exercisable            -                -              -                32             1.48
Exercised           (143)            1.56              -              (143)               -
Expired                -                -              -                 -                -
Forfeited             (5)            1.72              -                 -                -
                  ------   --------------   ----------------   -----------   --------------
Options
outstanding at
June 30, 2004        780   $         2.94          8.0 years           304   $         2.65
                  ------   --------------   ----------------   -----------   --------------

Options for 38,500 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2004.

NOTE 12 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through February 2006. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the years ended June 30, 2004, 2003 and 2002 totaled $0.6 million, $1.9 million and $1.7 million, respectively. Based on the current commitments, the Company estimates rent expense of $0.6 million for fiscal years 2005 and 2006.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

The Company's de facto sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005, has cost the Company approximately $40,000 per month through the remainder of the lease. The Company recognized a charge of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease and is included in discontinued operations. While OmniCare-MI has been regularly paying monthly rent under such de facto sublease with the Company, based on preliminary discussions management now expects that OmniCare-MI's occupancy of the subleased premises will diminish at some unknown future date and then cease at some unknown later date, but sooner than the primary lease end in May 2005. Those events would increase the Company's rent expense under that lease, but management cannot currently predict the timing and amount thereof.

NOTE 13 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including OmniCare-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare extended the ASO reimbursement system applicable to OmniCare-TN through June 30, 2004. A subsequent amendment completed on June 25, 2004, further extended the ASO reimbursement system applicable to OmniCare-TN through December 31, 2004. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN.

In September 2002, OmniCare-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment:

- Retroactively effective July 1, 2001 through April 30, 2002, OmniCare-TN elected to operate under a shared risk arrangement, under which gains or losses are shared with the State of Tennessee;

- retroactively effective beginning May 1, 2002, OmniCare-TN has been reimbursed under an administrative services only agreement with no risk of medical loss; and

- the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002.

Pursuant to a further agreement with OmniCare-TN in October 2002, the State of Tennessee agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002.

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

accounting principles, the $7.5 million receivable was not recorded in fiscal 2002 financial statements but was recorded in fiscal 2003 financial statements. Based on an actuarial determination, an additional $0.4 million of fiscal 2002 medical claims liability was recorded during fiscal 2003. In all, fiscal 2002 medical claims of $7.9 million were processed in the fiscal year ended June 30, 2003, and the same aggregate amount was recognized as revenue by OmniCare TN. For the year ended June 30, 2004, an additional $0.5 million of such medical claims were processed, and the same amount was recognized as revenue by OmniCare-TN pursuant to the State's TennCare amendment and further agreement discussed above in this Note 13.

NOTE 14 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare-MI, ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003. Management expected to complete the signing of the sublease and the sale of assets by the third quarter of fiscal 2004; however, due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, management now does not expect to complete the sale of assets and has recorded a loss from discontinued operations of $0.7 million in the fourth quarter of fiscal year 2004. While OmniCare-MI has been regularly paying monthly rent under such de facto sublease with the Company, based on preliminary discussions management now expects that OmniCare-MI's occupancy of the subleased premises will diminish at some unknown future date and then cease at some unknown later date, but sooner than the primary lease end in May 2005. Those events would increase the Company's rent expense under that lease, but management cannot currently predict the timing and amount thereof.

In connection with the November 1, 2002 termination of its OmniCare-MI management agreement, the Company recorded a $1.8 million loss from discontinued operations in the second quarter of fiscal 2003. Such loss was due in part to:
(i) a $0.6 million write-down of assets held for sale in excess of the anticipated selling price for the expected sale of assets described above; (ii) the above-described sublease, with an expected cost to the Company of approximately $0.04 million per month through the remainder of the lease, ending in May 2005, resulting in a loss of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease; and (iii) a bad debt charge of $0.3 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI was doubtful. The recorded charges discussed above were offset by management fees from OmniCare-MI of $0.8 million.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

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

Summarized selected financial information for the discontinued operations is as follows:

                                                               2004        2003        2002
                                                               ----        ----        ----
Management fees                                              $      -    $  3,395    $ 14,941
                                                             --------    --------    --------
Loss from discontinued operations net of zero income taxes   $   (700)   $ (2,127)   $ (1,704)
                                                             ========    ========    ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

NOTE 15 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the years ended June 30, 2004 and 2003 (in thousands, except per share data):

                                                      THREE MONTHS ENDED
                              -------------------------------------------------------------
                              SEPT. 30,          DEC. 31,       MARCH 31,          JUNE 30,        TOTAL
                              ---------          --------       ---------          --------        -----
2004
Total revenues                $  5,728            5,479           5,547             5,330          22,084
Net earnings                       912            1,329           1,397             3,533           7,171
Net earnings per common
 share assuming dilution      $   0.13             0.19            0.19              0.48            0.98

2003
Total revenues                $  7,114            8,042           4,717             4,657          24,530
Net earnings                     2,402            1,448             528               828           5,206
Net earnings per common
 share assuming dilution      $   0.34             0.21            0.08              0.12            0.75

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

NOTE 16 - SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations is as follows (in thousands):

                                                            HMOs &
                                        MANAGEMENT       MANAGED PLANS       CORPORATE &      CONSOLIDATED
                                       COMPANIES (1)          (2)            ELIMINATIONS        COMPANY
                                       -------------          ---            ------------        -------
     2004
Revenues - external customers            $        -        $   20,923        $         -       $   20,923
Revenues - intersegment                      18,352                 -            (18,352)               -
Interest and other income                       163               998                  -            1,161
                                         ----------        ----------        -----------       ----------
Total revenues                           $   18,515        $   21,921        $   (18,352)      $   22,084
                                         ==========        ==========        ===========       ==========
Interest expense                         $       66        $        -        $         -       $       66
Earnings from continuing operations           4,967             2,904                  -            7,871
Loss from discontinued operations              (700)                -                  -             (700)
Segment assets                               44,633            12,175            (36,727)          20,081
Purchase of equipment                            72                 -                  -               72
Depreciation and amortization                   227                 -                  -              227
                                         ==========        ==========        ===========       ==========
     2003
Revenues - external customers            $        -        $   22,591        $         -       $   22,591
Revenues - intersegment                      13,291                 -            (13,291)               -
Interest and other income                       231             1,708                  -            1,939
                                         ----------        ----------        -----------       ----------
Total revenues                           $   13,522        $   24,299        $   (13,291)      $   24,530
                                         ==========        ==========        ===========       ==========
Interest expense                         $      140        $        -        $         -       $      140
Earnings (loss) from continuing
   operations                                (2,211)            9,544                  -            7,333
Loss from discontinued operations            (2,127)                -                  -           (2,127)
Segment assets                               30,416             9,987            (25,289)          15,114
Purchase of equipment                            68                 -                  -               68
Depreciation and amortization                   296                 -                  -              640
                                         ==========        ==========        ===========       ==========
     2002
Revenues - external customers            $        -        $  163,094        $         -       $  163,094
Revenues - intersegment                      16,191                 -            (16,191)               -
Interest and other income (loss)                (13)            2,095                  -            2,082
                                         ----------        ----------        -----------       ----------
Total revenues                           $   16,178        $  165,189        $   (16,191)      $  165,176
                                         ==========        ==========        ===========       ==========
Interest expense                         $      216        $        -        $         -       $      216
Earnings (loss) from continuing
   operations                                   639            (9,898)                 -           (9,259)
Loss from discontinued operations            (1,704)                -                  -           (1,704)
Segment assets                               29,485            23,836            (19,985)          33,336
Purchase of equipment                         1,005                 -                  -            1,005
Depreciation and amortization                   320                 -                  -              320
                                         ==========        ==========        ===========       ==========

(1) Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

(2)   HMOs and Managed Plans: OmniCare Health Plan of Tennessee (2004, 2003,
      2002) and County Care (through September 30, 2001).

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004, 2003 AND 2002

NOTE 17 - RECENTLY ENACTED PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was revised in December 2003. The revisions to SFAS132 are intended to improve financial statement disclosures for defined benefit plans by requiring more detail about plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The revisions are effective for fiscal years after December 15, 2003. The adoption of this standard had no effect on the Corporation's financial condition or results of operations.

Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", was issued by the Securities and Exchange Commission ("SEC") in December 2003. SAB No. 104 revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly there is no impact the Corporation's financial condition or results of operations as a result of the issuance of SAB No. 104.

FIN 46R, a revision to FIN 46, "Consolidation of Variable Interest Entities", was issued in December 2003. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The adoption of FIN 46R had no effect on the Corporation's financial condition or results of operations.

                      (This page intentionally left blank.)

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

10.3            Management Agreement between U.A.     Exhibit 10.3 to 1991 S-1
                Health Care Corporation and
                Personal Physician Care, Inc. dated
                March 18, 1987

10.4            Amendment dated February 16, 1993     Exhibit 10.5 to the Registr'nt's 1995 Form
                to Management Agreement between       10-K
                United American Healthcare
                Corporation and Personal Physician
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

10.6            Management Agreement between          Exhibit 10.5 to Registr'nt's 1994 Form 10-K
                OmniCare Health Plan, Inc. and
                United American of Tennessee, Inc.
                dated February 2, 1994

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

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER                DESCRIPTION OF DOCUMENT                        REFERENCE TO                      HEREWITH
------                -----------------------                        ------------                      --------
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

10.23           Form of Stock Transfer Services       Exhibit 10.19 to Registrant's 1994 Form
                Agreement between Huntington          10-K
                National Bank and Registrant

10.24           Employment Agreement between Julius   Exhibit 10.15 to 1991 S-1
                V. Combs, M.D. and Registrant dated
                March 15, 1991

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER                DESCRIPTION OF DOCUMENT                        REFERENCE TO                      HEREWITH
------                -----------------------                        ------------                      --------
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