Form 10-Q
period 2004-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2004-10-28
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 25, 2004 AS 7,442,557.

================================================================================
As filed with the Securities and Exchange Commission on October 28, 2004

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I.
        Item 1.    Unaudited Condensed Consolidated Financial Statements-
                   Condensed Consolidated Balance Sheets - September 30, 2004
                     and June 30, 2004.............................................................    1
                   Condensed Consolidated Statements of Operations  - Three months
                     Ended September 30, 2004 and 2003.............................................    2
                   Condensed Consolidated Statements of Cash Flows - Three months
                     Ended September 30, 2004 and 2003.............................................    3
                   Notes to the Unaudited Condensed Consolidated Financial Statements..............    4

        Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...........................................   11

        Item 3.    Quantitative and Qualitative Disclosures
                     About Market Risk.............................................................   15

        Item 4.    Controls and Procedures.........................................................   15

PART II.

        Item 1.    Legal Proceedings...............................................................   16

        Item 5.    Other Information...............................................................   16

        Item 6.    Exhibits........................................................................   17

SIGNATURES..........................................................................................  18

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,
                                                                                   2004        JUNE 30,
                                                                              (Unaudited)       2004
                                                                              ------------     --------
ASSETS
Current assets
   Cash and cash equivalents                                                    $ 5,598        $ 7,767
   Marketable securities                                                          3,605          1,000
   Accounts receivable - State of Tennessee                                       1,218          1,230
   Other receivables                                                              1,634          1,206
   Prepaid expenses and other                                                       126            147
   Deferred income taxes                                                          2,097          1,939
                                                                                -------        -------
     Total current assets                                                        14,278         13,289
Assets held for sale                                                                  -            100
Property and equipment, net                                                         269            323
Goodwill                                                                          3,452          3,452
Marketable securities                                                             2,358          2,331
Other assets                                                                        586            586
                                                                                -------        -------
     Total assets                                                               $20,943        $20,081
                                                                                =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                             $   125        $   847
  Medical claims payable                                                            341            406
  Accounts payable and accrued expenses                                             746          1,140
  Accrued compensation and related benefits                                         511            582
  Accrued rent                                                                    1,223            837
  Other current liabilities                                                       1,535          1,384
                                                                                -------        -------
     Total current liabilities                                                    4,481          5,196
                                                                                -------        -------
Total liabilities                                                                 4,481          5,196

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                           -              -
  Common stock, no par, 15,000,000 shares authorized; 7,442,557 and
     7,418,519 issued and outstanding at September 30, 2004 and June 30,
     2004, respectively                                                          12,314         12,226
  Retained earnings                                                               4,168          2,702
  Accumulated other comprehensive gain, net of income taxes                         (20)           (43)
                                                                                -------        -------
    Total shareholders' equity                                                   16,462         14,885
                                                                                =======        =======
                                                                                $20,943        $20,081
                                                                                =======        =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                --------------------
                                                                                  2004        2003
                                                                                ---------   --------
REVENUES
  Fixed administrative fees                                                     $   5,128   $  5,074
  Medical premiums                                                                     19        369
  Interest and other income                                                           261        285
                                                                                ---------   --------
       Total revenues                                                               5,408      5,728

EXPENSES
  Medical services                                                                     19        369
  Marketing, general and administrative                                             3,737      3,915
  Depreciation and amortization                                                        49         63
  Interest expense                                                                      8         20
                                                                                ---------   --------
       Total expenses                                                               3,813      4,367
                                                                                ---------   --------
Earnings from continuing operations before income taxes                             1,595      1,361
    Income tax expense                                                                  -        449
                                                                                ---------   --------
      EARNINGS FROM CONTINUING OPERATIONS                                           1,595        912

DISCONTINUED OPERATIONS
  Loss from discontinued operations                                                  (129)         -
                                                                                ---------   --------
      NET EARNINGS                                                              $   1,466   $    912
                                                                                =========   ========
NET EARNINGS  PER COMMON SHARE - BASIC
  Earnings from continuing operations                                           $    0.22   $   0.13
  Discontinued operations                                                           (0.02)      0.00
                                                                                ---------   --------
  Net earnings per common share                                                 $    0.20   $   0.13
                                                                                =========   ========
  Weighted average shares outstanding                                               7,391      6,939
                                                                                =========   ========
NET EARNINGS PER COMMON SHARE - DILUTED
  Earnings from continuing operations                                           $    0.21   $   0.13
  Discontinued operations                                                           (0.02)      0.00
                                                                                ---------   --------
  Net earnings per common share                                                 $    0.19   $   0.13
                                                                                =========   ========
  Weighted average shares outstanding                                               7,443      6,953
                                                                                =========   ========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               2004       2003
                                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                              $ 1,466    $   912
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Realized loss on investment                                                  23
     Depreciation and amortization                                                49         63
         Deferred income taxes                                                  (158)       239
         Stock awards                                                           (183)       165
   Net changes in operating assets and liabilities                              (388)       535
                                                                             -------    -------
           Net cash provided by operating activities                             809      1,914

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                                          (2,632)       (45)
   Purchase of property and equipment                                              -        (35)
   Proceeds from the sale of property and equipment                              105          -
                                                                             -------    -------
           Net cash used in investing activities                              (2,527)       (80)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                              (722)      (287)
   Issuance of common stock                                                      271         27
                                                                             -------    -------
           Net cash used in financing activities                                (451)      (260)
                                                                             -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (2,169)     1,574
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               7,767      3,693
                                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 5,598    $ 5,267
                                                                             =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                             $     8    $    14
                                                                             =======    =======
   Income taxes paid                                                              58          0
                                                                             =======    =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2004 AND 2003

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results of operations for the full fiscal year ended June 30, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                                            Three months ended
                                                                              September 30,
                                                                            ------------------
                                                                              2004        2003
                                                                            -------      -----
Net earnings                                                                $ 1,466      $ 912
Unrealized holding gains (losses), net of deferred federal income taxes          23
                                                                            -------      -----
Comprehensive income                                                        $ 1,489      $ 912
                                                                            -------      -----

The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 2004 and June 30, 2004, include net unrealized holding gains and losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2004 AND 2003

NOTE 3 - LONG-TERM DEBT

The Company retired its term loan with Standard Federal Bank, N.A. on September 23, 2004.

The Company's remaining debt is as follows (in thousands):

                                                         SEPTEMBER 30,      JUNE 30,
                                                             2004             2004
                                                         -------------      --------
Term loan                                                   $    -           $ 597
Promissory note                                                125             250
                                                            ------           -----
             Total debt                                        125             847
Less debt payable within one year                              125             847
                                                            ------           -----
Long-term debt, less current portion                        $    -           $   -
                                                            ======           =====

NOTE 4 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the three months ended September 30, 2004 is 0% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

NOTE 6 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, Omnicare Health Plan, Inc. in Tennessee ("OmniCare-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare extended the ASO reimbursement system applicable to OmniCare-TN through June 30, 2004. A subsequent amendment completed

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2004 AND 2003

on June 25, 2004 further extended the ASO reimbursement system applicable to OmniCare-TN through December 31, 2004. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN. The above-described December 19, 2003 contractual amendment also extended the term of OmniCare-TN's TennCare contract to December 31, 2004, with provisions for automatic one-year renewals thereafter in certain circumstances.

In September 2002, OmniCare-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment, the State of Tennessee agreed to pay OmniCare-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to a further agreement with OmniCare-TN in October 2002, the State of Tennessee agreed to pay additional funds to OmniCare-TN if future certified actuarial data confirm they are needed by OmniCare-TN to meet its statutory net worth requirement as of June 30, 2002.

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded as fiscal 2002 claims are processed. For the three months ended September 30, 2004, an additional $0.02 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare-TN.

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three months ended September 30, 2004 and 2003.

NOTE 8 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI") ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          SEPTEMBER 30, 2004 AND 2003

premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. OmniCare-MI has occupied the premises and made its monthly sublease rental payments continuously through September 30, 2004. Company management now expects that OmniCare-MI's occupancy of the subleased premises will diminish at some unknown future date and then cease at some unknown later date, but sooner than the primary lease end in May 2005. The Company has recorded a contingent liability for the three months ended September 30, 2004 as it relates to the sublease obligation.

Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                                                              Three months ended
                                                                                  September 30,
                                                                            ------------------------
                                                                              2004            2003
                                                                            ----------     ---------
Loss from discontinued operations net of zero income taxes                  $     (129)    $       -
                                                                            ----------     ---------

NOTE 9 - STOCK OPTION PLANS

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three-month periods ended September 30, 2004 and 2003 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2004 AND 2003

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ----------------------
                                                                             2004           2003
                                                                            --------       -------
Net earnings:
   As reported                                                              $  1,466       $   912
   Pro forma                                                                $  1,466       $   912
Net earnings per share:

   As reported:
         Basic                                                              $   0.20       $  0.13
         Diluted                                                                0.19          0.13
                                                                            --------       -------
   Pro forma:
         Basic                                                              $   0.20       $  0.13
         Diluted                                                                0.19          0.13
                                                                            --------       -------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2004 AND 2003

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three-month periods ended September 30, 2004 and 2003, is as follows (in thousands):

                                     MANAGEMENT          HMOs &         CORPORATE &     CONSOLIDATED
                                    COMPANIES (1)   MANAGED PLANS (2)   ELIMINATIONS      COMPANY
                                    -------------   -----------------   ------------      -------
    THREE MONTHS ENDED
    SEPTEMBER 30, 2004
Revenues - external customers         $      -           $ 5,147         $      -         $  5,147
Revenues - intersegment                  4,615                 -           (4,615)               -
Interest and other income                   75               186                -              261
                                      --------           -------         --------         --------
Total revenues                        $  4,690           $ 5,333         $ (4,615)        $  5,408
                                      ========           =======         ========         ========
Interest expense                      $      8           $     -         $      -         $      8
Earnings from continuing operations      1,174               421                -            1,595
Loss from discontinued operations         (129)                -                -             (129)
Segment assets                          48,558            12,652          (40,267)          20,943
Purchase of equipment                        -                 -                -                -
Depreciation and amortization               49                 -                -               49
                                      --------           -------         --------         --------
    THREE MONTHS ENDED
    SEPTEMBER 30, 2003
Revenues - external customers         $      -           $ 5,443         $      -         $  5,443
Revenues - intersegment                  4,567                 -           (4,567)               -
Interest and other income                   40               245                -              285
                                      --------           -------         --------         --------
Total revenues                        $  4,607           $ 5,688         $ (4,567)        $  5,728
                                      ========           =======         ========         ========
Interest expense                      $     20           $     -         $      -         $     20
Earnings from continuing operations        492               420                -              912
Loss from discontinued operations            -                 -                -                -
Segment assets                          33,573            10,542          (28,131)          15,984
Purchase of equipment                       35                 -                -               35
Depreciation and amortization               63                 -                -               63
                                      --------           -------         --------         --------

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO owned by the Company's wholly owned subsidiary. As of September 30, 2004 there were approximately 130,000 enrollees in OmniCare-TN.

Total revenues decreased $0.3 million (6%) to $5.4 million for the quarter ended September 30, 2004, compared to $5.7 million for the quarter ended September 30, 2003, principally due to an to OmniCare-TN's contract with the State of Tennessee, doing business as TennCare, amendment in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In this amendment, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million and additional funds were recorded in its fiscal 2003 and 2004 financial statements as fiscal 2002 claims were processed. For the quarter ended September 30, 2004, $0.02 million of such medical claims were processed, compared to $0.4 million for the quarter ended September 30, 2003, and the same amount was recognized as revenue by Omnicare-TN.

Total expenses decreased $0.6 million (13%) to $3.8 million for the quarter ended September 30, 2004, compared to $4.4 million for the quarter ended September 30, 2003, principally due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above and a decrease in marketing, general and administrative expenses.

Earnings from continuing operations before income taxes were $1.6 million and $1.4 million for the quarters ended September 30, 2004 and 2003, respectively. Earnings from continuing operations were $1.6 million, or $0.22 per basic share, for the quarter ended September 30, 2004, compared to earnings from continuing operations of $0.9 million, or $0.13 per basic share, for the quarter ended September 30, 2003. Such increase in earnings from continuing operations of $0.7 million, or $0.09 per basic share, is principally due to a decrease in marketing, general and administrative expenses and lower effective tax rate for the period.

The Company recognized a loss of $0.1 million from discontinued operations for the three months ended September 30, 2004 principally due to a contingent liability relating to a sublease (further described below) partially offset by the release of certain liabilities related to a patient care software system no longer in use by the Company. For the three months ended September 30, 2003, there was no gain or loss for discontinued operations. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November, 1, 2002 and expiring at the lease end in May 2005. Due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, Company management now expects that OmniCare-MI's occupancy of the subleased premises will diminish at some unknown future date and then cease at some unknown later date, but sooner than the primary lease end in May 2005.

Net earnings were $1.4 million, or $0.20 per basic share, for the three months ended September 30, 2004, compared to net earnings of $0.9 million, or $0.13 per basic share, for the three months ended September 30, 2003, principally due to a decrease in marketing, general and administrative expenses and lower effective tax rate for the period.

              FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2003

Medical premium revenues were $0.02 million in the three months ended September 30, 2004, a decrease of $0.35 million (95%) from $0.4 million in the three months ended September 30, 2003. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million and additional funds were recorded in fiscal 2003 and 2004 financial statements as fiscal 2002 claims were processed. The $0.02 million of medical premium revenues represent fiscal 2002 claims processed and reimbursed by TennCare in the first quarter of fiscal 2005.

Fixed administrative fees related to TennCare's below-described ASO program were $5.1 million for the quarter ended September 30, 2004, an increase of $0.05 million (1%) from $5.07 million in the three months ended September 30, 2003. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organization ("MCOs"), including OmniCare-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through an amendment completed on December 19, 2003, TennCare extended the ASO reimbursement system applicable to OmniCare-TN through June 30, 2004. A subsequent amendment completed on June 25, 2004 further extended the ASO reimbursement system applicable to OmniCare-TN through December 31, 2004. There has been no specific indication yet of what TennCare reimbursement system will apply after that date to OmniCare-TN. The above-described December 19, 2003 contractual amendment also extended the term of OmniCare-TN's TennCare contract to December 31, 2004, with provisions for automatic one-year renewals thereafter in certain circumstances.

Medical services expenses were $0.02 million in the three months ended September 30, 2004. The $0.02 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in the first quarter of fiscal 2005 as explained in the first paragraph above.

Marketing, general and administrative expenses decreased approximately $0.2 million (5%), to $3.7 million for the three months ended September 30, 2004 from $3.9 million for the three months ended September 30, 2003. The decrease is principally due to certain accrued liabilities recorded in the first quarter of fiscal 2004.

Depreciation and amortization expense decreased $0.01 million (22%), to $0.05 million for the three months ended September 30, 2004 from $0.06 million for the three months ended September 30, 2003.

Interest expense decreased $0.01 million (60%), to $0.01 million for the three months ended September 30, 2004 from $0.02 million for the three months ended September 30, 2003, due to debt reduction.

Income tax expense decreased $0.4 million (100%), to $0.0 million for the three months ended September 30, 2004 from $0.4 million for the three months ended September 30, 2003. The Company's effective tax rate for the three months ended September 30, 2004 is 0% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had (i) cash and cash equivalents and short-term marketable securities of $9.2 million, compared to $8.8 million at June 30, 2004; (ii) working capital of $9.8 million, compared to working capital of $8.1 million at June 30, 2004; and (iii) a current assets-to-current liabilities ratio of 3.19-to-1, compared to 2.56-to-1 at June 30, 2004. The principal source of funds for the Company during the three-month period ended September 30, 2004 was $0.8 million provided from net operating activities. The principal use of funds for the three month period was $0.7 million for debt repayment. Cash flow was $(2.1) million for the three months ended September 30, 2004, compared to $1.6 million for the comparable period a year earlier, principally due to the purchase of short-term marketable securities.

Accounts receivable increased by $0.4 million at September 30, 2004 compared to June 30, 2004, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.05 million at September 30, 2004 compared to June 30, 2004, due to recording depreciation of $0.05 million.

Long-term debt decreased $0.7 million at September 30, 2004 compared to June 30, 2004, principally due to the retirement of a term loan with Standard Federal Bank, N.A. on September 23, 2004.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs, related to the ASO arrangement for the TennCare program and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of OmniCare-TN.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2004, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2004. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 5. OTHER INFORMATION

(a) On October 25, 2004, a newly formed wholly owned subsidiary of the Company, Omni Health Care Plan of Georgia, Inc. ("Omni Health"), applied to the State of Georgia Office of Insurance and Safety Fire Commission, Division of Regulatory Services for a health maintenance organization ("HMO") license. It is anticipated that at some future time the Georgia Department of Community Health ("DCH") may assign members of Georgia's Medicaid population to HMOs it will select pursuant to a Request for Proposals ("RFP") process to be conducted by DCH. Omni Health expects to respond to the RFP when received, and anticipates commencing to operate an HMO in Georgia if it receives the license and if DCH assigns sufficient Medicaid recipients to it to justify such new business operation. There can be no assurance that each of these anticipated events will occur or that Omni Health will operate an HMO in Georgia.

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

      16. Inability to obtain satisfactory bank loan credit arrangements, if needed.

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

                                   UNITED AMERICAN HEALTHCARE CORPORATION

Dated: October 28, 2004            By: /s/ William C. Brooks
                                      --------------------------------
                                        William C. Brooks
                                        Chairman, President & Chief Executive
                                           Officer

Dated:  October 28, 2004           By: /s/ Stephen D. Harris
                                      ---------------------------
                                       Stephen D. Harris
                                       Chief Financial Officer & Treasurer

                                   EXHIBIT INDEX

Exhibit No.                          Description
-----------                          -----------
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