Form 10-Q
period 2004-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2005-01-27
CIK 867963

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF JANUARY 24, 2005 AS 7,432,310.

===============================================================================
As filed with the Securities and Exchange Commission on January 27, 2005

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                       PAGE
PART I.

            Item 1.     Unaudited Condensed Consolidated Financial Statements-
                        Condensed Consolidated Balance Sheets - December 31, 2004 and June 30, 2004......................1
                        Condensed Consolidated Statements of Operations -Three and Six Months Ended
                          December 31, 2004 and 2003.....................................................................2
                        Condensed Consolidated Statements of Cash Flows - Six Months  Ended December 31, 2004
                          and 2003.......................................................................................3
                        Notes to the Unaudited Condensed Consolidated Financial Statements...............................4

            Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........11

            Item 3.     Quantitative and Qualitative Disclosures About Market Risk......................................16

            Item 4.     Controls and Procedures.........................................................................16

PART II.

            Item 1.     Legal Proceedings...............................................................................18

            Item 5.     Other Information...............................................................................18

            Item 6.     Exhibits........................................................................................19

SIGNATURES..............................................................................................................20

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         DECEMBER 31,    JUNE 30,
                                                                                            2004           2004
                                                                                         (Unaudited)
                                                                                         ------------------------
ASSETS
Current assets
   Cash and cash equivalents                                                             $   6,644       $  7,767
   Marketable securities                                                                     3,605          1,000
   Accounts receivable - State of Tennessee                                                  1,253          1,230
   Other receivables                                                                         1,668          1,206
   Prepaid expenses and other                                                                  170            147
   Deferred income taxes                                                                     2,227          1,939
                                                                                         ------------------------
      Total current assets                                                                  15,567         13,289

Assets held for sale                                                                             -            100
Property and equipment, net                                                                    224            323
Goodwill                                                                                     3,452          3,452
Marketable securities                                                                        2,347          2,331
Other assets                                                                                   586            586
                                                                                         ------------------------
     Total assets                                                                        $  22,176       $ 20,081
                                                                                         ========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current portion of long-term debt                                                     $     125       $    847
   Medical claims payable                                                                      337            406
   Accounts payable and accrued expenses                                                       309          1,140
   Accrued compensation and related benefits                                                   508            582
   Accrued rent                                                                              1,223            837
   Other current liabilities                                                                 1,290          1,384
                                                                                         ------------------------
     Total current liabilities                                                               3,792          5,196
                                                                                         ------------------------
Total liabilities                                                                            3,792          5,196
Shareholders' equity
   Preferred stock, 5,000,000 shares authorized; none issued                                                    -
   Common stock, no par, 15,000,000 shares authorized; 7,431,310 and 7,418,519 shares
     issued and outstanding at December 31, 2004 and June 30, 2004, respectively            12,314         12,226
   Retained earnings                                                                         6,098          2,702
   Accumulated other comprehensive loss, net of income taxes                                   (28)           (43)
                                                                                         ------------------------
     Total shareholders' equity                                                             18,384         14,885
                                                                                         ========================
                                                                                         $  22,176       $ 20,081
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

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              DECEMBER 31,            DECEMBER 31,
                                                          ---------------------------------------------
                                                            2004        2003       2004         2003
                                                          ---------------------------------------------
REVENUES
   Fixed administrative fees                              $  5,253    $  5,092    $ 10,381     $ 10,166
   Medical premiums                                              2          77          21          446
   Interest and other income                                   144         310         405          595
                                                          --------    --------    --------     --------
        Total revenues                                       5,399       5,479      10,807       11,207

EXPENSES
   Medical services                                              3          77          22          446
   Marketing, general and administrative                     3,421       3,915       7,158        7,830
   Depreciation and amortization                                45          57          94          120
   Interest expense                                              -          18           8           38
                                                          --------    --------    --------     --------
        Total expenses                                       3,469       4,067       7,282        8,434
                                                          --------    --------    --------     --------
Earnings from continuing operations before income taxes      1,930       1,412       3,525        2,773
    Income tax expense                                           -          83           -          532
                                                          --------    --------    --------     --------
       EARNINGS FROM CONTINUING OPERATIONS                   1,930       1,329       3,525        2,241

DISCONTINUED OPERATIONS
  Loss from discontinued operations                              -           -         129            -
                                                          --------    --------    --------     --------
       NET EARNINGS                                       $  1,930    $  1,329    $  3,396     $  2,241
                                                          ========    ========    ========     ========

NET EARNINGS  PER COMMON SHARE - BASIC
   Earnings from continuing operations                    $   0.26    $   0.19    $   0.48     $   0.31
   Discontinued operations                                    0.00           -       (0.02)           -
                                                          --------    --------    --------     --------
   Net earnings per common share                          $   0.26    $   0.19    $   0.46     $   0.31
                                                          ========    ========    ========     ========
   Weighted average shares outstanding                       7,409       7,168       7,400        7,127
                                                          ========    ========    ========     ========
NET EARNINGS PER COMMON SHARE - DILUTED
   Earnings from continuing operations                    $   0.26    $   0.19    $   0.47     $   0.31
   Discontinued operations                                    0.00           -       (0.02)           -
                                                          --------    --------    --------     --------
   Net earnings per common share                          $   0.26    $   0.19    $   0.45     $   0.31
                                                          ========    ========    ========     ========
   Weighted average shares outstanding                       7,486       7,220       7,476        7,180
                                                          ========    ========    ========     ========

    See accompanying Notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                              2004        2003
                                                            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                            $   3,396    $ 2,241
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Realized (loss) gain on investment                          15        (26)
      Depreciation and amortization                                94        120
       Accrued rent                                                 -       (205)
       Deferred income taxes                                     (288)       262
       Stock awards                                                57        213
    Net changes in operating assets and liabilities            (1,190)     1,053
                                                            --------------------
             Net cash provided by operating activities          2,084      3,658

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable securities                          (2,621)       (10)
    Purchase of property and equipment                                       (42)
    Proceeds from the sale of property and equipment              105          -
                                                            --------------------
             Net cash used in investing activities             (2,516)       (52)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments made on long-term debt                              (722)      (578)
    Issuance of common stock                                       31         27
                                                            --------------------
             Net cash used in financing activities               (691)      (551)
                                                            --------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (1,123)     3,055
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                7,767      3,693
                                                            --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   6,644    $ 6,748
                                                            ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                           $       8    $    35
                                                            ====================
    Income taxes paid                                             281          -
                                                            ====================

    See accompanying Notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - BASIS OF PREPARATION

The accompanying condensed consolidated financial statements include the accounts of United American Healthcare Corporation and its wholly owned subsidiaries, together referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the six-month period ended December 31, 2004 are not necessarily indicative of the results of operations for the full fiscal year ended June 30, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                    Three months ended      Six months ended
                                       December 31,            December 31,
                                    -----------------------------------------
                                       2004        2003      2004      2003
                                    -----------------------------------------
Net earnings                        $   1,930    $  1,329   $ 3,396   $ 2,241
Unrealized holding gains, net of
  deferred federal income taxes             5          13        28        13
                                    -----------------------------------------
Comprehensive income                $   1,935    $  1,342   $ 3,424   $ 2,254
                                    =========================================

The components of accumulated other comprehensive income, included in shareholders' equity at December 31, 2004 and June 30, 2004, include net unrealized holding gains and losses, net of deferred federal income taxes.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - LONG-TERM DEBT

The Company retired its term loan with Standard Federal Bank, N.A. on September 23, 2004.

The Company's remaining debt is as follows (in thousands):

                                       DECEMBER 31, 2004   JUNE 30, 2004
                                       =================================
Term loan                              $               -   $         597
Promissory note                                      125             250
                                       ---------------------------------
               Total debt                            125             847
Less debt payable within one year                    125             847
                                       ---------------------------------
Long-term debt, less current portion   $               -   $           -
                                       =================================

NOTE 4 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the six months ended December 31, 2004 and 2003 is 0% and 19%, respectively, which differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards for which a valuation allowance had previously been applied.

NOTE 6 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, Omnicare Health Plan, Inc. in Tennessee ("OmniCare-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
   NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2004 AND 2003

contractual amendments,TennCare extended the ASO reimbursement system applicable to OmniCare, first through June 30, 2004, and then through December 31, 2004.

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

OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded as fiscal 2002 claims are processed. For the six months ended December 31, 2004, an additional $0.02 million of such medical claims were processed, and the same amount was recognized as revenue by Omnicare-TN.

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three months ended December 31, 2004 and 2003.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
   NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                          DECEMBER 31, 2004 AND 2003

The Company has renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continues to occupy and pay rent for reduced space in such premises. Company management now expects that Michigan HMO's occupancy of the subleased premises will cease on or about February 28, 2005, which is sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                      Three months ended    Six months ended
                                          December 31,         December 31,
                                     -------------------------------------------
                                       2004       2003        2004       2003
                                     -------------------------------------------
Loss from discontinued operations
  net of zero income taxes           $      -  $        -   $  (129)   $   -
                                     -------------------------------------------

NOTE 9 - STOCK OPTION PLANS

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and six-month periods ended December 31, 2004 and 2003 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
   NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2004 AND 2003

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              DECEMBER 31,          DECEMBER 31,
                                                          ------------------------------------------
                                                               2004     2003        2004       2003
                                                          ------------------------------------------
Net earnings:
   As reported                                            $   1,930  $     1,329  $   3,396  $ 2,241
   Pro forma                                              $   1,342  $     1,050  $   2,808  $ 1,962
Net earnings per share:

   As reported:

           Basic                                          $    0.26  $      0.19  $    0.46  $  0.31

           Diluted                                             0.26         0.19       0.45     0.31
                                                          ------------------------------------------
   Pro forma:

           Basic                                          $    0.18  $      0.15  $    0.38  $  0.28

           Diluted                                             0.18         0.15       0.38     0.28
                                                          ------------------------------------------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
   NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2004 AND 2003

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the six-month periods ended December 31, 2004 and 2003, is as follows (in thousands):

----------------------------------------------------------------------------------------------------
    SIX MONTHS ENDED                    MANAGEMENT         HMOS &        CORPORATE &     CONSOLIDATED
    DECEMBER 31, 2004                  COMPANIES(1)   MANAGED PLANS(2)   ELIMINATIONS      COMPANY
-----------------------------------------------------------------------------------------------------
Revenues - external customers          $          -   $         10,403   $          -    $     10,403
Revenues - intersegment                       9,343                  -         (9,343)              -
Interest and other income                       147                257              -             404
                                       --------------------------------------------------------------
Total revenues                         $      9,490   $         10,660   $     (9,343)   $     10,807
                                       ==============================================================
Interest expense                       $          8   $              -   $          -    $          8
Earnings from continuing operations           2,742                783              -           3,525
Loss from discontinued operations              (129)                 -              -            (129)
Segment assets                               51,632             13,027        (42,483)         22,176
Purchase of equipment                             -                  -              -               -
Depreciation and amortization                    94                  -              -              94
                                       ==============================================================

    SIX MONTHS ENDED
    DECEMBER 31, 2004
    -----------------
Revenues - external customers          $          -   $         10,612   $          -    $     10,612
Revenues - intersegment                       9,150                  -         (9,150)              -
Interest and other income                        89                506              -             595
                                       --------------------------------------------------------------
Total revenues                         $      9,239   $         11,118   $     (9,150)   $     11,207
                                       ==============================================================
Interest expense                       $         38   $              -   $          -    $         38
Earnings from continuing operations           1,148              1,093              -           2,241
Loss from discontinued operations                 -                  -              -               -
Segment assets                               36,222             11,248        (30,150)         17,320
Purchase of equipment                            42                  -              -              42
Depreciation and amortization                   120                  -              -             120
                                       ==============================================================

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2) HMOs and Managed Plans: OmniCare Health Plan, Inc. of Tennessee.

--------------------------------------------------------------------------------
NOTE 11 -- RECENTLY ENACTED PRONOUNCEMENTS
--------------------------------------------------------------------------------

SFAS No. 123(R) "Share-Based Payment", which is a replacement to SFAS No. 123 "Accounting for Stock Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees", was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123, as originally issued in 1995, established a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Publicly traded entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS No. 123(R).

SFAS No. 151 "Inventory Costs," which amends ARB No. 43 Chapter 4, "Inventory Pricing," was issued in November 2004. The amendments made by SFAS No. 151 provides clarity relating to abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage), which should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is expected to have no effect on the Corporation's financial condition or results of operations.

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been OmniCare Health Plan, Inc., in Tennessee ("OmniCare-TN"), an HMO owned by the Company's wholly owned subsidiary. As of December 31, 2004 there were approximately 133,000 enrollees in OmniCare-TN.

Total revenues decreased $0.08 million (1%) to $5.4 million for the quarter ended December 31, 2004, compared to $5.5 million for the quarter ended December 31, 2003. For the six months ended December 31, 2004 total revenues decreased $0.4 million (4%) to $10.8 million compared to $11.2 million for the six months ended December 31, 2003, principally due to OmniCare-TN's contract with the State of Tennessee, doing business as TennCare, as amended in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. In this amendment, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. OmniCare-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million and additional funds were recorded in its fiscal 2003 and 2004 financial statements as fiscal 2002 claims were processed. For the six months ended December 31, 2004, $0.02 million of such medical claims were processed, compared to $0.4 million for the six months ended December 31, 2003, and the same amount was recognized as revenue by Omnicare-TN.

Total expenses decreased $0.6 million (15%) to $3.5 million for the quarter ended December 31, 2004, compared to $4.1 million for the quarter ended December 31, 2003, and decreased $1.1 million (14%) to $7.3 million for the six months ended December 31, 2004 from $8.4 million for the six months ended December 31, 2003, principally due to the amended TennCare contractual risk agreement for OmniCare-TN discussed above and a decrease in marketing, general and administrative expenses.

Earnings from continuing operations before income taxes were $1.9 million and $1.4 million for the quarters ended December 31, 2004 and 2003, respectively. Earnings from continuing operations were $1.9 million, or $0.26 per basic share, for the quarter ended December 31, 2004, compared to earnings from continuing operations of $1.3 million, or $0.19 per basic share, for the quarter ended December 31, 2003. Such increase in earnings from continuing operations of $0.6 million, or $0.07 per basic share, is principally due to a decrease in marketing, general and administrative expenses and a lower effective tax rate for the period.

The Company recognized no gain or loss from discontinued operations for the three months ended December 31, 2004 and December 31, 2003. For the six months ended December 31, 2004 the Company recognized a loss of $0.1 million from discontinued operations, principally due to a liability relating to a sublease (further described below) partially offset by the release of certain liabilities related to a patient care software system no longer in use by the Company. For the six months ended December 31, 2003, there was no gain or loss for discontinued operations. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November 1, 2002 and expiring at the lease end in May 2005. Due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004. The Company has renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continues to occupy and pay rent for reduced space in such premises. Company management now expects that Michigan HMO's occupancy of the subleased premises will cease on or around February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

Net earnings were $1.9 million, or $0.26 per basic share, for the three months ended December 31, 2004, compared to net earnings of $1.3 million, or $0.19 per basic share, for the three months ended December 31, 2003 an increase of $0.6 million (45%). The Company recognized net earnings of $3.4 million, or $0.46 per basic share, for the six months ended December 31, 2004 and net earnings of $2.2 million, or $0.31 per basic share, for the comparable period ended December 31, 2003. Such increase in net earnings is principally due to a decrease in marketing, general and administrative expenses and a lower effective tax rate for the period.

              FOR THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2003

Medical premiums revenues were $0.002 million in the three months ended December 31, 2004, a 97% decrease from $0.08 million in the three months ended December 31, 2003. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay OmniCare-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million and additional funds were recorded in fiscal 2003 through fiscal 2005 financial statements as fiscal 2002 claims were processed. The $0.002 million of medical premiums revenues represent fiscal 2002 claims processed and reimbursed by TennCare in the second quarter of fiscal 2005.

Fixed administrative fees related to TennCare's below-described ASO program were $5.3 million for the quarter ended December 31, 2004, an increase of $0.2 million (3%) from $5.1 million in the three months ended December 31, 2003. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organization ("MCOs"), including OmniCare-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to OmniCare-TN, first through June 30, 2004, and then through December 31, 2004.

In our current report on Form 8-K dated December 15, 2004, we reported that TennCare had recently provided OmniCare-TN a further written amendment that OmniCare-TN signed and sent back to be signed by TennCare, extending through December 31, 2005, the ASO reimbursement system applicable to OmniCare-TN. However, based on information our management received from TennCare in late January 2005, we now expect TennCare will not sign that amendment and instead will implement a modified risk arrangement with all its contracted MCOs, including OmniCare-TN, possibly as soon as July 1, 2005. We do not yet know the specific terms or effective date of that expected risk sharing arrangement.

On January 10, 2005, Tennessee Governor Bredesen announced plans to modify the TennCare program, subject to needed federal approval, due to financial and legal constraints. He announced plans to drop approximately 323,000 adults who are not eligible for Medicaid from TennCare coverage statewide, and to impose benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. The Governor said his plans would maintain "a reasonable level of benefits" for those adults and preserve full coverage for the 612,000 children on the program. As a result, OmniCare-TN expects to lose only approximately 12,000 of its present 133,000 members over a 12-month period beginning in mid-2005, being its only working uninsured and uninsurable adult members.

Medical services expenses were $0.002 million in the three months ended December 31, 2004. The $0.002 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in the third paragraph above.

Marketing, general and administrative expenses decreased approximately $0.5 million (13%), to $3.4 million for the three months ended December 31, 2004 from $3.9 million for the three months ended December 31, 2003. The decrease is principally due to certain accrued liabilities recorded in the second quarter of fiscal 2004 and subsequently reversed in the fourth quarter of fiscal 2004.

Depreciation and amortization expense decreased $0.01 million (21%), to $0.05 million for the three months ended December 31, 2004 from $0.06 million for the three months ended December 31, 2003.

There was no interest expense for the three months ended December 31, 2004, compared to interest expense of $0.02 million for the three months ended December 31, 2003, due to the elimination of the Company's outstanding term loan with Standard Federal Bank N.A.

Income tax expense decreased $0.1 million (100%), to $0.0 million for the three months ended December 31, 2004 from $0.1 million for the three months ended December 31, 2003. The Company's effective tax rate for the three months ended December 31, 2004 is 0% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards for which a valuation allowance had previously been applied.

               FOR SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 2003

Total revenues decreased $0.4 million (4%), to $10.8 million for the six months ended December 31, 2004 from $11.2 million for the six months ended December 31, 2003 principally as the result of a change in the reimbursement system of TennCare, as discussed above.

Medical premiums revenues were $0.02 million for the six months ended December 31, 2004, a decrease of $0.4 million (95%) from medical premiums revenues of $0.4 million for the six months ended December 31, 2003. The decrease came from OmniCare-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through December 31, 2005.

Fixed administrative fees related to the ASO program were $10.4 million for the six months ended December 31, 2004, an increase of $0.2 million (2%) from fixed administrative fees of $10.2 million for the six months ended December 31, 2003. The increase in fixed administrative fees is principally due to a slight increase in members.

Total expenses were $7.3 million for the six months ended December 31, 2004, compared to $8.4 million for the six months ended December 31, 2003, a decrease of $1.1 million (14%). The decreases were principally due to the TennCare ASO program for OmniCare-TN discussed above.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.02 million in the six months ended December 31, 2004, a decrease of $0.4 million (95%), as compared with medical services expenses of $0.44 million in the six months ended December 31, 2003. The $0.02 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in the first paragraph under the above heading "For Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003."

Marketing, general and administrative expenses were $7.2 million for the six-month period ended December 31, 2004, as compared with marketing, general and administrative expenses of $7.8 million for the comparable period a year earlier, a decrease of $0.6 million (9%). The decrease is principally due to certain accrued liabilities recorded in the first and second quarter of fiscal 2004.

Depreciation and amortization expense decreased $0.02 million (22%), to $0.1 million for the six months ended December 31, 2004 from $0.12 million for the six months ended December 31, 2003.

Interest expense decreased $0.08 million (79%), to $0.008 million for the six months ended December 31, 2004 from $0.04 million for the six months ended December 31, 2003, principally due to debt reduction.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had (i) cash and cash equivalents and short-term marketable securities of $10.2 million, compared to $8.8 million at June 30, 2004; (ii) working capital of $11.8 million, compared to working capital of $8.1 million at June 30, 2004; and (iii) a current assets-to-current liabilities ratio of 4.11-to-1, compared to 2.56-to-1 at June 30, 2004. The principal source of funds for the Company during the six-month period ended December 31, 2004 was $1.8 million provided from net operating activities. The principal use of funds for the six month period was $0.7 million for debt repayment. Cash flow was $(1.1) million for the six months ended December 31, 2004, compared to $3.1 million for the comparable period a year earlier, principally due to the purchase of short-term marketable securities.

Accounts receivable increased by $0.5 million at December 31, 2004 compared to June 30, 2004, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.1 million at December 31, 2004 compared to June 30, 2004, due to recording depreciation of $0.1 million.

Long-term debt decreased $0.7 million at December 31, 2004 compared to June 30, 2004, principally due to the retirement of a term loan with Standard Federal Bank, N.A. on September 23, 2004.

The Company's wholly owned subsidiary, OmniCare-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at June 30, 2004. OmniCare-TN had excess statutory net worth of $3.1 million at June 30, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2004. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 5. OTHER INFORMATION

(a)   CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

                                    UNITED AMERICAN HEALTHCARE CORPORATION

Dated: January 27, 2005               By: /s/ William C. Brooks
                                          -------------------------------
                                          William C. Brooks
                                          Chairman, President & Chief Executive
                                          Officer

Dated:  January 27, 2005              By: /s/ Stephen D. Harris
                                          ---------------------------
                                          Stephen D. Harris
                                          Chief Financial Officer & Treasurer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

EX-31.1       Certification of Chief Executive Officer pursuant to Section 302

EX-31.2       Certification of Chief Financial Officer pursuant to Section 302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COVER         SEC Cover Letter