Form 10-Q
period 2005-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2005-04-28
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2005
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

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ----
THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF APRIL 25, 2005 AS 7,457,042.

================================================================================
As filed with the Securities and Exchange Commission on April 28, 2005

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                                       PAGE
PART I.

       Item 1.  Unaudited Condensed Consolidated Financial Statements -
                Condensed Consolidated Balance Sheets - March 31, 2005
                  and June 30, 2004.................................................................................    1
                Condensed Consolidated Statements of Operations - Three and Nine Months
                  Ended March 31, 2005 and 2004.....................................................................    2
                Condensed Consolidated Statements of Cash Flows - Nine Months
                  Ended March 31, 2005 and 2004.....................................................................    3
                Notes to the Unaudited Condensed Consolidated Financial Statements..................................    4

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................................   11

       Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk.................................................................................   17

       Item 4.  Controls and Procedures.............................................................................   17

PART II.

       Item 1.  Legal Proceedings...................................................................................   18

       Item 5.  Other Information...................................................................................   18

       Item 6.  Exhibits............................................................................................   20

SIGNATURES..........................................................................................................   21

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,     JUNE 30,
                                                                               2005          2004
                                                                            (Unaudited)
                                                                            ----------     --------
ASSETS
Current assets
  Cash and cash equivalents                                                  $ 8,150       $ 7,767
  Marketable securities                                                        3,605         1,000
  Accounts receivable - State of Tennessee                                     1,279         1,230
  Other receivables                                                            1,500         1,206
  Prepaid expenses and other                                                     159           147
  Deferred income taxes                                                        2,050         1,939
                                                                              ------        ------
    Total current assets                                                      16,743        13,289

Assets held for sale                                                              --           100
Property and equipment, net                                                      185           323
Goodwill                                                                       3,452         3,452
Marketable securities                                                          2,312         2,331
Other assets                                                                     586           586
                                                                             -------        -------
    Total assets                                                             $23,278        $20,081
                                                                             ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                          $    --        $  847
  Medical claims payable                                                         226           406
  Accounts payable and accrued expenses                                          557         1,140
  Accrued compensation and related benefits                                      452           582
  Accrued rent                                                                   627           837
  Other current liabilities                                                    1,387         1,384
                                                                              ------        ------
    Total current liabilities                                                  3,249         5,196
                                                                              ------        ------
Total liabilities                                                              3,249         5,196

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                       --            --
  Common stock, no par, 15,000,000 shares authorized; 7,457,042 and           12,476        12,226
     7,418,519 shares issued and outstanding at March 31, 2005 and June
     30, 2004, respectively
  Retained earnings                                                            7,612         2,702
  Accumulated other comprehensive loss, net of income taxes                      (59)          (43)
                                                                             -------       -------
    Total shareholders' equity                                               $20,029       $14,885
                                                                             =======       =======
                                                                             $23,278       $20,081
                                                                             =======       =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE)

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           MARCH 31,           MARCH 31,
                                                     ------------------  --------------------
                                                      2005      2004       2005        2004
                                                     ------    ------    --------     -------
REVENUES
  Fixed administrative fees                          $5,201    $5,095     $15,582     $15,261
  Medical premiums                                       --        56          22         502
  Interest and other income                             372       396         776         991
                                                     ------    ------    --------     -------
       Total revenues                                 5,573     5,547      16,380      16,754

EXPENSES
  Medical services                                       --        56          22         502
  Marketing, general and administrative               3,705     3,627      10,863      11,457
  Depreciation and amortization                          40        56         134         176
  Interest expense                                       --        13           8          51
                                                     ------    ------    --------     -------
       Total expenses                                 3,745     3,752      11,027      12,186
                                                     ------    ------    --------     -------
Earnings from continuing operations before income
taxes                                                 1,828     1,795       5,353       4,568

    Income tax expense                                  312       398         312         930
                                                     ------    ------    --------     -------
      EARNINGS FROM CONTINUING OPERATIONS             1,516     1,397       5,041       3,638

DISCONTINUED OPERATIONS
  Loss from discontinued operations                      --        --        (129)         --
                                                     ------    ------    --------     -------
      NET EARNINGS                                   $1,516    $1,397    $  4,912     $ 3,638
                                                     ======    ======    ========     =======

NET EARNINGS PER COMMON SHARE - BASIC
  Earnings from continuing operations                $ 0.20    $ 0.19    $   0.68     $  0.51
  Discontinued operations                              0.00        --       (0.02)         --
                                                     ------    ------    --------     -------
  Net earnings per common share                      $ 0.20    $ 0.19    $   0.66     $  0.51
                                                     ======    ======    ========     =======
  Weighted average shares outstanding                 7,435     7,222       7,412       7,158
                                                     ======    ======    ========     =======
NET EARNINGS PER COMMON SHARE - DILUTED
  Earnings from continuing operations                $ 0.20    $ 0.19    $   0.67     $  0.50
  Discontinued operations                              0.00        --       (0.02)         --
                                                     ------    ------    --------     -------
  Net earnings per common share                      $ 0.20    $ 0.19    $   0.65     $  0.50
                                                     ======    ======    ========     =======
  Weighted average shares outstanding                 7,516     7,290       7,488       7,225
                                                     ======    ======    ========     =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                2005        2004
                                                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                               $ 4,912     $ 3,638
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Realized (loss) gain on investment                                           (16)         (7)
     Depreciation and amortization                                                134         176
     Accrued rent                                                                  --        (317)
       Deferred income taxes                                                     (111)        538
       Stock awards                                                               219         378
   Net changes in operating assets and liabilities                             (1,455)        797
                                                                              -------     -------
           Net cash provided by operating activities                            3,683       5,203

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                                           (2,586)        (28)
   Purchase of property and equipment                                              --         (57)
   Proceeds from the sale of property and equipment                               102          --
                                                                              -------     -------
           Net cash used in investing activities                               (2,484)        (85)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                               (847)       (872)
   Issuance of common stock                                                        31          72
                                                                              -------     -------
           Net cash used in financing activities                                 (816)       (800)
                                                                              -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              383       4,318
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                7,767       3,693
                                                                              -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 8,150     $ 8,011
                                                                              =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                              $     8     $    48
                                                                              =======     =======
   Income taxes paid                                                              337          --
                                                                              =======     =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2005 AND 2004

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine-month period ended March 31, 2005 are not necessarily indicative of the results of operations for the full fiscal year ended June 30, 2005. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                 Three months ended       Nine months ended
                                                       March 31,             December 31,
                                                 ------------------      -------------------
                                                   2005      2004         2005         2004
                                                  ------    ------       ------       ------
Net earnings                                      $1,516    $1,397       $4,912       $3,638
Unrealized holding gains, net of deferred
     federal income taxes                            (31)       19          (16)          (7)
                                                  ------    ------       ------       ------
Comprehensive income                              $1,485    $1,416       $4,896       $3,631
                                                  ======    ======       ======       ======


The components of accumulated other comprehensive income, included in shareholders' equity at March 31, 2005 and June 30, 2004, include net unrealized holding gains and losses, net of deferred federal income taxes.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2005 AND 2004


NOTE 3 - LONG-TERM DEBT

The Company retired its term loan with Standard Federal Bank, N.A. on September 23, 2004. The Company's remaining debt is as follows (in thousands):

                                            MARCH 31, 2005      JUNE 30, 2004
                                            --------------      -------------
Term loan                                       $   --              $ 597
Promissory note                                     --                250
                                                ------              -----
             Total debt                             --                847
Less debt payable within one year                   --                847
                                                ------              -----
Long-term debt, less current portion            $   --              $  --
                                                ======              =====

NOTE 4 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 5 - EFFECTIVE TAX RATE

The Company's effective tax rate for the nine months ended March 31, 2005 and 2004 is 6% and 20%, respectively, which differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards for which a valuation allowance had previously been applied.

NOTE 6 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, UAHC Health Plan of Tennessee, Inc. (formerly called Omnicare Health Plan, Inc.) ("UAHC Health Plan"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2005 AND 2004


reimbursement system applicable to UAHC Health Plan, first through June 30, 2004, December 31, 2004, and then through December 31, 2005.

In September 2002, UAHC Health Plan and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment, the State of Tennessee agreed to pay UAHC Health Plan up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to a further agreement with UAHC Health Plan in October 2002, the State of Tennessee agreed to pay additional funds to UAHC Health Plan if future certified actuarial data confirm they are needed by UAHC Health Plan to meet its statutory net worth requirement as of June 30, 2002.

UAHC Health Plan received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded as fiscal 2002 claims are processed. For the nine months ended March 31, 2005, an additional $0.02 million of such medical claims were processed, and the same amount was recognized as revenue by UAHC Health Plan.

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three months ended March 31, 2005 and 2004.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2005 AND 2004


system and certain computer hardware and software that the Company chose to leave there.

The Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                                       Three months ended              Nine months ended
                                                            March 31,                      March 31,
                                                     ----------------------         -----------------------
                                                      2005           2004             2005           2004
                                                     -----          -------         ---------       ------
Loss from discontinued operations net of zero
 income taxes                                        $  --          $    --         $   (129)       $   --
                                                     -----          -------         --------        ------

NOTE 9 - STOCK OPTION PLANS

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and nine-month periods ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2005 AND 2004



                                                  Three months ended              Nine months ended
                                                       March 31,                      March 31,
                                                  ------------------         -------------------------
                                                   2005       2004             2005             2004
                                                  -------    -------         --------          -------
Net earnings:
   As reported                                    $ 1,516    $ 1,397         $  4,912          $ 3,638
   Pro forma                                        1,516      1,118            4,324            3,359
Net earnings per share:
   As reported:
         Basic                                     $ 0.20     $ 0.19         $   0.66          $  0.51
         Diluted                                     0.20       0.19             0.66             0.50
                                                  -------    -------         --------          -------
   Pro forma:
         Basic                                     $ 0.20     $ 0.15         $   0.58          $  0.47
         Diluted                                     0.20       0.15             0.58             0.46
                                                  -------    -------         --------          -------

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2005 AND 2004


NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine-month periods ended March 31, 2005 and 2004, is as follows (in thousands):

                                                      HMOS &
NINE MONTHS ENDED                     MANAGEMENT      MANAGED    CORPORATE &   CONSOLIDATED
MARCH 31, 2005                       COMPANIES (1)   PLANS (2)  ELIMINATIONS     COMPANY
--------------                       -------------   ---------  ------------     -------
Revenues - external customers           $     --      $15,604     $     --       $ 15,604
Revenues - intersegment                   14,024           --      (14,024)            --
Interest and other income                    302          474           --            776
                                        --------      -------     --------       --------
Total revenues                          $ 14,326      $16,078     $(14,024)      $ 16,380
                                        ========      =======     ========       ========
Interest expense                        $      8      $    --     $     --       $      8
Earnings from continuing operations          559           --           --            559
Loss from discontinued operations           (129)          --           --           (129)
Segment assets                            54,620       13,573      (44,916)        23,277
Purchase of equipment                         --           --           --             --
Depreciation and amortization                134           --           --            134
                                        ========      =======     ========       ========

NINE MONTHS ENDED
MARCH 31, 2004
--------------
Revenues - external customers           $     --      $15,763     $     --       $ 15,763
Revenues - intersegment                   13,735           --      (13,735)            --
Interest and other income                    159          832           --            991
                                        --------      -------     --------       --------
Total revenues                          $ 13,894      $16,595     $(13,735)      $ 16,754
                                        ========      =======     ========       ========
Interest expense                        $     51      $    --     $     --       $     51
Earnings from continuing operations        2,031        1,607           --          3,638
Loss from discontinued operations             --           --           --             --
Segment assets                            39,806       11,795      (33,320)        18,281
Purchase of equipment                         57           --           --             57
Depreciation and amortization                176           --           --            176
                                        ========      =======     ========       ========

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)   HMOs and Managed Plans: UAHC Health Plan, Inc. of Tennessee.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2005 AND 2004


NOTE 11 - RECENTLY ENACTED PRONOUNCEMENTS

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) ("UAHC Health Plan"), an HMO owned by the Company's wholly owned subsidiary. As of March 31, 2005 there were approximately 130,000 enrollees in UAHC Health Plan.

Total revenues were $5.6 million for the quarter ended March 31, 2005, compared to $5.5 million for the quarter ended March 31, 2004. For the nine months ended March 31, 2005 total revenues decreased $0.4 million (2%) to $16.4 million compared to $16.8 million for the nine months ended March 31, 2004, principally due to UAHC Health Plan's contract with the State of Tennessee, doing business as TennCare, as amended in September 2002 (retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects). In this amendment, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, agreed to pay UAHC Health Plan up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. UAHC Health Plan received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under GAAP, such $7.5 million and additional funds were recorded in its fiscal 2003 through fiscal 2005 financial statements as fiscal 2002 claims were processed. For the nine months ended March 31, 2005, $0.02 million of such medical claims were processed, compared to $0.5 million for the nine months ended March 31, 2004, and the same amount was recognized as revenue by UAHC Health Plan.

Total expenses were $3.7 million for the quarter ended March 31, 2005, compared to $3.8 million for the quarter ended March 31, 2004, and decreased $1.2 million (10%) to $11.0 million for the nine months ended March 31, 2005 from $12.2 million for the nine months ended March 31, 2004, principally due to the amended TennCare contractual risk agreement for UAHC Health Plan discussed above and a decrease in marketing, general and administrative expenses.

Earnings from continuing operations before income taxes were $1.8 million and $1.8 million for the quarters ended March 31, 2005 and 2004, respectively. Earnings from continuing operations were $1.5 million, or $0.20 per basic share, for the quarter ended March 31, 2005, compared to earnings from continuing operations of $1.4 million, or $0.19 per basic share, for the quarter ended March 31, 2004. Such increase in earnings from continuing operations of $0.1 million, or $0.01 per basic share, is principally due to a lower effective tax rate for the period.

The Company recognized no gain or loss from discontinued operations for the three months ended March 31, 2005 and March 31, 2004. For the nine months ended March 31, 2005 the Company recognized a loss of $0.1 million from discontinued operations, principally due to a liability relating to a sublease (further described below) partially offset by the release of certain liabilities related to a patient care software system no longer in use by the Company. For the nine months ended March 31, 2004, there was no gain or loss for discontinued operations. The recorded loss was the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its principal office premises in Detroit, Michigan, to OmniCare-MI, retroactively to November 1, 2002 and expiring at the lease end in May 2005. Due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, the Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continued to occupy and pay rent for reduced space in such premises through February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

Net earnings were $1.5 million, or $0.20 per basic share, for the three months ended March 31, 2005, compared to net earnings of $1.4 million, or $0.19 per basic share, for the three months ended March 31, 2004, an increase of $0.1 million (9%). The Company recognized net earnings of $4.9 million, or $0.66 per basic share, for the nine months ended March 31, 2005 and net earnings of $3.6 million, or $0.51 per basic share, for the comparable period ended March 31, 2004. Such increase in net earnings is principally due to a decrease in marketing, general and administrative expenses and a lower effective tax rate for the period.

                FOR THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2004

There were no medical premiums revenues recorded in the three months ended March 31, 2005 compared to $0.06 million in the three months ended March 31, 2004. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay UAHC Health Plan up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million and additional funds were recorded in fiscal 2003 through fiscal 2005 financial statements as fiscal 2002 claims were processed.

Fixed administrative fees related to TennCare's below-described ASO program were $5.2 million for the quarter ended March 31, 2005, an increase of $0.1 million (2%) from $5.1 million in the three months ended March 31, 2004. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organization ("MCOs"), including UAHC Health Plan. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC Health Plan, first through June 30, 2004, and then through December 31, 2004. TennCare has provided UAHC Health Plan a further written amendment extending through December 31, 2005, the ASO reimbursement system applicable to UAHC Health Plan. However, based on information our management received from TennCare in late January 2005, we now expect TennCare will implement a modified risk arrangement with all its contracted MCOs, including UAHC Health Plan, possibly as soon as July 1, 2005. We do not yet know the specific terms or effective date of that expected risk sharing arrangement.

On January 10, 2005, Tennessee Governor Bredesen announced plans to modify the TennCare program, subject to needed federal approval, due to financial and legal constraints. He announced plans to drop approximately 323,000 adults who are not eligible for Medicaid from TennCare coverage statewide, and to impose benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. The Governor said his plans would maintain "a reasonable level of benefits" for those adults and preserve full coverage for the 612,000 children on the program. As a result, UAHC Health Plan expects to lose only approximately 12,000 of its present 130,000 members over a 12-month period beginning in mid-2005, being its only working uninsured and uninsurable adult members.

In addition, in mid-April 2005, a TennCare spokesman confirmed that the State of Tennessee plans to negotiate contract changes to reduce its TennCare payments to its eight contracted MCOs (including UAHC Health Plan) by an average of 10%, effective July 1, 2005. It is not now possible to predict, however, what actual effect that may have on UAHC Health Plan.

There were no medical services expenses recorded in the three months ended March 31, 2005 compared to $0.6 million of medical services expenses recorded for the three months ended March 31, 2004, which represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in the third paragraph above.

Marketing, general and administrative expenses increased approximately $0.1 million (2%), to $3.7 million for the three months ended March 31, 2005 from $3.6 million for the three months ended March 31, 2004. The increase is principally due to an increase in business development expenses.

Depreciation and amortization expense decreased $0.02 million (29%), to $0.04 million for the three months ended March 31, 2005 from $0.06 million for the three months ended March 31, 2004.

There was no interest expense for the three months ended March 31, 2005, compared to interest expense of $0.01 million for the three months ended March 31, 2004, due to the elimination of the Company's outstanding term loan with Standard Federal Bank N.A.

Income tax expense decreased $0.1 million (22%), to $0.3 million for the three months ended March 31, 2005 from $0.4 million for the three months ended March 31, 2004. The Company's effective tax rate for the three months ended March 31, 2005 is 17% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards for which a valuation allowance had previously been applied.

                FOR NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 2004

Total revenues decreased $0.4 million (2%), to $16.4 million for the nine months ended March 31, 2005 from $16.8 million for the nine months ended March 31, 2004 principally as the result of a change in the reimbursement system of TennCare, as discussed above.

Medical premiums revenues were $0.02 million for the nine months ended March 31, 2005, a decrease of $0.5 million (96%) from medical premiums revenues of $0.5 million for the nine months ended March 31, 2004. The decrease came from UAHC Health Plan as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through December 31, 2005.

Fixed administrative fees related to the ASO program were $15.6 million for the nine months ended March 31, 2005, an increase of $0.3 million (2%) from fixed administrative fees of $15.3 million for the nine months ended March 31, 2004. The increase in fixed administrative fees is principally due to a slight increase in members.

Total expenses were $11.0 million for the nine months ended March 31, 2005, compared to $12.2 million for the nine months ended March 31, 2004, a decrease of $1.2 million (10%). The decreases were principally due to the TennCare ASO program for UAHC Health Plan discussed above.

Because of TennCare's new ASO reimbursement system, medical services expenses were $0.02 million in the nine months ended March 31, 2005, a decrease of $0.5 million (96%), as compared with medical services expenses of $0.5 million in the nine months ended March 31, 2004. The $0.02 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in the first paragraph under the above heading "For Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004."

Marketing, general and administrative expenses were $10.9 million for the nine-month period ended March 31, 2005, as compared with marketing, general and administrative expenses of $11.5 million for the comparable period a year earlier, a decrease of $0.6 million (5%). The decrease is principally due to certain accrued liabilities recorded in the first and second quarter of fiscal 2004.

Depreciation and amortization expense decreased $0.02 million (24%), to $0.1 million for the nine months ended March 31, 2005 from $0.18 million for the nine months ended March 31, 2004.

Interest expense decreased $0.08 million (84%), to $0.008 million for the nine months ended March 31, 2005 from $0.05 million for the nine months ended March 31, 2004, principally due to debt reduction.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had (i) cash and cash equivalents and short-term marketable securities of $11.8 million, compared to $8.8 million at June 30, 2004; (ii) working capital of $13.5 million, compared to working capital of $8.1 million at June 30, 2004; and (iii) a current assets-to-current liabilities ratio of 5.15-to-1, compared to 2.56-to-1 at June 30, 2004. The principal source of funds for the Company during the nine-month period ended March 31, 2005 was $3.7 million provided from net operating activities. The principal use of funds for the nine month period was $2.6 million for purchase of marketable securities and $0.8 million for debt repayment. Cash flow was $0.5 million for the nine months ended March 31, 2005, compared to $4.3 million for the comparable period a year earlier, principally due to the purchase of short-term marketable securities.

Accounts receivable increased by $0.3 million at March 31, 2005 compared to June 30, 2004, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.1 million at March 31, 2005 compared to June 30, 2004, due to recording depreciation of $0.1 million.

Long-term debt decreased $0.8 million at March 31, 2005 compared to June 30, 2004, principally due to the retirement of a term loan with Standard Federal Bank, N.A. on September 23, 2004.

The Company's wholly owned subsidiary, UAHC Health Plan, had a required minimum net worth requirement using statutory accounting practices of $6.7 million at March 31, 2005. UAHC Health Plan had excess statutory net worth of $5.6 million at March 31, 2005.

As we reported more fully in a Form 8-K Report filed April 21, 2005 (as amended by two Forms 8-K/A filed at 6:00 a.m. on April 22, 2005):

(i) Pursuant to a Notice of Administrative Supervision issued by the Commissioner of the State of Tennessee's Department of Commerce and Insurance on April 20, 2005, to our subsidiary, UAHC Health Plan (filed as an exhibit with the first above-described Form 8-K/A), UAHC Health Plan has been placed under administrative supervision of the Commissioner and "has until December 31, 2005 to demonstrate to the Commissioner's satisfaction" that its "continued operation and business, absent the supervision or other oversight by the Commissioner, is not hazardous, financially or operationally, to its enrollees, its creditors or the public."

The entry of the order and its restrictions could negatively impact UAHC Health Plan and the Company. Both companies are cooperating with the State of Tennessee in accordance with the terms of the order, and we do not currently anticipate any material developments during the supervision period.

(ii) The order prohibits UAHC Health Plan from taking certain actions, including making any payments, without the approval of the Commissioner's appointed Administrative Supervisor during the supervision.

(iii) The notice asserts a number of findings of fact which the Commissioner states form the basis for her order. Neither UAHC Health Plan nor the Company had prior notice of the findings of fact. UAHC Health Plan and the Company do not agree with many of those findings. The notice also asserts that these disputed findings of fact describe potential grounds for termination of UAHC Health Plan's TennCare contract.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including no material adverse effects from the adminstrative supervision, the Company's ability to control administrative costs related to the ASO arrangement for the TennCare program, and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC Health Plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of March 31, 2005. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS

On April, 22, 2005, a lawsuit was filed in the Circuit Court of Tennessee for the Thirteenth Judicial Court, Case No. CT-002213-05, entitled Briggette Green
v. OmniCare Health Plan, Inc., now known as UAHC Health Plan of Tennessee, Inc.; United American of Tennessee, Inc.; United American Healthcare Corporation. The plaintiff, a former employee of OmniCare Health Plan, Inc. (now called UAHC Health Plan of Tennessee, Inc.), seeks damages of $1,500,000 and other relief from the defendants based on allegations that she was discharged from her job in violation of the State's whistle blower protection act. We and our two Tennessee subsidiaries that are our co-defendants believe the lawsuit is without merit and intend to file an answer denying those allegations and to vigorously defend the lawsuit.

In addition, reference is made to these previous reports in which legal proceedings have been earlier reported in our current fiscal year ending June 30, 2005:

Form 8-K filed April 21, 2005, as amended by two Forms 8-K/A both filed at 6:00 a.m. on April 22, 2005, regarding a Notice of Administrative Supervision issued by the Commissioner of the State of Tennessee Department of Commerce and Insurance to UAHC Health Plan of Tennessee, Inc., Respondent.

Form 8-K filed March 22, 2005 regarding a new lawsuit entitled Felicia Corbin Johnson v. OmniCare Health Plan, Inc, et al.

Form 8-K filed February 7, 2005 regarding a lawsuit entitled Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc., f/k/a OmniCare Health Plan v. United American Health Care Corporation, et al.

Form 10-K filed August 26, 2004 regarding a court order that resulted in the lawsuit described immediately above.

ITEM 5.  OTHER INFORMATION

We reported on a severance agreement with Osbie Howard in our Form 8-K filed April 15, 2005, which agreement is attached as Exhibit 10.63 hereto.

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

         17. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

ITEM 6.  EXHIBITS

         Exhibits
         10.63    Severance Agreement dated as of April 15, 2005 between United American
                  Tennessee, Inc. and Osbie Howard.

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

                                 UNITED AMERICAN HEALTHCARE CORPORATION

Dated: April 28, 2005              By: /s/ William C. Brooks
                                       ---------------------------------------
                                        William C. Brooks
                                        Chairman, President & Chief Executive
                                         Officer

Dated:  April 28, 2005             By: /s/ Stephen D. Harris
                                       ---------------------------------------
                                       Stephen D. Harris
                                       Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX


         NO.      EXHIBITS
         ---      --------
         10.63    Severance Agreement dated as of April 15, 2005 between United American
                  Tennessee, Inc. and Osbie Howard.

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