Form 10-K
period 2005-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2005-08-25
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 2005
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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF AUGUST 22, 2005, COMPUTED BY REFERENCE TO THE NASDAQ SMALLCAP MARKET CLOSING PRICE ON SUCH DATE, WAS $17,582,555.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF AUGUST 22, 2005 WAS 7,450,235.

Portions of the registrant's Proxy Statement for its 2004 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report of Form 10-K.

================================================================================
     As filed with the Securities and Exchange Commission on August 25, 2005

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                       Page
PART I
      Item 1.  Business.............................................................     1
      Item 2.  Properties...........................................................    12
      Item 3.  Legal Proceedings....................................................    12
      Item 4.  Submission of Matters to a Vote of Security Holders..................    13

PART II
      Item 5.  Market for the Registrant's Common Stock and Related Stockholder
               Matters  ............................................................    13
      Item 6.  Selected Financial Data..............................................    14
      Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................    14
      Item 8.  Financial Statements.................................................    24
      Item 9.  Changes In and Disagreements with Accountants on Accounting and
               Financial Disclosure................................................     25
      Item 9a. Controls and Procedures..............................................    25
      Item 9b. Other Information....................................................    25

PART III
      Item 10. Directors and Executive Officers of the Registrant...................    25
      Item 11. Executive Compensation...............................................    26
      Item 12. Security Ownership of Certain Beneficial Owners and Management.......    26
      Item 13. Certain Relationships and Related Transactions......................     26
      Item 14. Principal Accounting Fees and Services...............................    26

PART IV
      Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......    26

Financial Statements................................................................   F-1

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

Management and consulting services provided by the Company are and have been generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of August 1, 2005, there were 132,258 enrollees in UAHC Health Plan of Tennessee, Inc. (formally called OmniCare Health Plan, Inc.) ("UAHC-TN"), owned by the Company's wholly owned subsidiary.

Pursuant to notice received from OmniCare Health Plan in Michigan
("OmniCare-MI"), the Company's management agreement with OmniCare-MI terminated November 1, 2002. On that date, the Company ceased providing services to OmniCare-MI, and UAHC-TN became the Company's only managed plan.

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

MANAGED CARE PRODUCTS AND SERVICES

The Company owns and manages the operations of an HMO in Tennessee, UAHC-TN. The Company also managed the operations of an HMO in which it had no ownership interest, OmniCare-MI, pursuant to a management agreement, which terminated November 1, 2002.

The following table shows the approximate number of UAHC-TN members serviced by the Company as of August 1, 2005:


      Medicaid               Non - Medicaid              Total
-----------------------    ---------------------   ---------------------
      118,724                    13,534                 132,258

The following table shows the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.

                                                   YEAR ENDED JUNE 30,
                        ---------------------------------------------------------------------------
                                  2005                      2004                    2003
                        -------------------------  ---------------------   ------------------------
                                            (in thousands, except percentages)
Revenues
UAHC-TN                 $     21,794      98.7%    $    21,921     99.3%   $     24,314      87%
OmniCare-MI*                       -         -               -        -           3,395      12%

----------
* The Company's gross revenues derived from OmniCare-MI were based on management fees earned under a management agreement with OmniCare-MI, which terminated November 1, 2002, and are reflected as a discontinued operation in the consolidated financial statements.

MANAGED PLANS

The Company has entered into a long-term management agreement, through a wholly owned subsidiary of the Company, with UAHC-TN. In addition, the Company had a long-term management agreement with OmniCare-MI, which terminated November 1, 2002. Pursuant to these management agreements, the Company provides to UAHC-TN and provided to OmniCare-MI management and consulting services associated with the financing and delivery of health care services. Table A summarizes the terms of these agreements.

Services provided to UAHC-TN and previously OmniCare-MI (the "Managed Plans") include strategic planning; corporate governance; human resource functions; provider network services; provider profiling and credentialing; premium rate setting and review; marketing services (group and individual); accounting and budgeting functions; deposit, disbursement and investment of funds; enrollment functions; collection of accounts; claims processing; management information systems; utilization review; and quality management.

         Table A- Summary of Terms of Agreements with the Managed Plans

                Terms                                    UAHC-TN            OmniCare-MI(1)
------------------------------------------------    ------------------      --------------
(1) Duration:
    (a) Effective dates:
         (i)   Commencement                            July 1, 1996         May 1, 1985
         (ii)  Expiration                              June 30, 2010        Nov. 1, 2002
    (b) Term extension:
         (i) Automatically renewable                Yes - 3 successive          N/A
                                                      5-year periods
         (ii) Terms of renewal/ continuation              5 years               N/A
         (iii) Next review period                     January 1, 2010           N/A
    (c) Termination:
         (i)   Without cause by the Plan at such
               review dates                                 Yes                 N/A
         (ii)  Either party with cause                      Yes                 N/A

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

MANAGED PLAN OWNED BY THE COMPANY

UAHC-TN. UAHC-TN was organized as a Tennessee corporation in October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of UAHC-TN, and through the Company's wholly owned subsidiary, United American of Tennessee, Inc., wholly owns UAHC-TN. UAHC-TN began as a PPO contractor with the Bureau of TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, and operated as a full-risk prepaid health services plan until it obtained its TennCare HMO license in March 1996. UAHC-TN's TennCare HMO contract was executed in October 1996, retroactive to the date of licensure.

In November 1993, UAHC-TN contracted with the State of Tennessee, doing business as TennCare ("TennCare"), as a Medicaid PPO to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and the Working Uninsured and Uninsurable ("Non-Medicaid") individuals who lack access to private or employer sponsored health insurance or to another government health plan. TennCare placed an indefinite moratorium on Working Uninsured enrollment in December 1994; however, such action did not affect persons enrolled in a plan prior to the moratorium. In April 1997, enrollment was expanded to include the children of the Working Uninsured up to age 18.

The contract between UAHC-TN and TennCare was renewed July 1, 2000 for a 42-month term, expiring December 31, 2003. The new contract provided for increased capitation rates, but eliminated the practice of providing retroactive payments to managed care organizations for high cost chronic conditions of their members ("adverse selection") and payments earmarked as adjustments for covered benefits.

UAHC-TN was assigned approximately 6,000 members by TennCare in the second half of fiscal 2000 as a result of three other managed care organizations, which had contracts with TennCare, ceasing to serve their enrollees or being unable to take on new enrollees. Medical services expenses for such new UAHC-TN members disproportionately exceeded UAHC-TN's normal per member per month ("PMPM") experience and adversely affected its earnings for and since that period. UAHC-TN received from TennCare in fiscal 2001 an adverse selection payment of $0.8 million for such fiscal 2000 expenses.

In June 2001, TennCare developed new risk-sharing options for its participating managed care organizations (MCOs), including UAHC-TN. UAHC-TN entered into its changed contract with TennCare effective July 1, 2001.

At June 30, 2001, UAHC-TN was licensed in and served Shelby and Davidson Counties in Tennessee (which include the cities of Memphis and Nashville, respectively). Effective July 1, 2001, UAHC-TN received approval from TennCare to expand its service area to western Tennessee and to withdraw from Davidson County. Additionally, a significant competitor of UAHC-TN ceased doing business in October 2001, and TennCare assigned approximately 40,000 of that plan's members to UAHC-TN on February 15, 2002.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005.

UAHC-TN sought reimbursement from TennCare for exceptionally high medical expenses incurred by new UAHC-TN enrollees in fiscal year 2002, including for actuarially estimated claims incurred but not yet reported to UAHC-TN. In response, TennCare amended its contract with UAHC-TN in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. The amendment stated that UAHC-TN's outside actuary certified the plan required $7.5 million to meet its statutory net worth requirement for the year ended June 30, 2002 and that UAHC-TN "is a viable HMO under contract with TennCare on the same basis as other comparable HMOs in the program effective July 1, 2002."

Pursuant to such contractual amendment: UAHC-TN retroactively elected an available risk option for the ten months from July 1, 2001 through April 30, 2002; TennCare retroactively agreed to reimburse UAHC-TN on a no-risk ASO basis for medical services effective beginning May 1, 2002, and TennCare agreed to pay UAHC-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to an agreement between TennCare and UAHC-TN in October 2002, TennCare further agreed to pay additional funds to UAHC-TN if future certified actuarial data confirmed they were needed by UAHC-TN to meet that requirement.

UAHC-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded in subsequent fiscal years as fiscal 2002 claims are processed. For the year ended June 30, 2005, an additional $0.02 million of such medical claims were processed, and the same amount was recognized as revenue by UAHC-TN.

UAHC-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to UAHC-TN's substantially increased enrollment from members TennCare assigned to it from defunct other plans.

Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare has also announced plans to disenroll non-medically needy adults who are not eligible for Medicaid from TennCare coverage statewide, and to impose benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. The announced plans would preserve full coverage for the 612,000 children on the program. As a result, UAHC-TN expects to lose only approximately 12,000 of its present 132,258 members over a 12-month period beginning in the first quarter of fiscal year 2006, being its only working uninsured and uninsurable adult members.

As of August 1, 2005, UAHC-TN's total enrollment was 132,258 members, of whom 90% were Medicaid enrollees and 10% were Non-Medicaid enrollees.

MANAGED PLAN PREVIOUSLY OPERATED BY THE COMPANY

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

As a Michigan HMO, OmniCare-MI was subject to oversight by the State of Michigan's Commissioner of the Office of Financial and Insurance Services (the "Commissioner"). On July 31, 2001, pursuant to a motion by the Commissioner, a State circuit court judge entered an order of rehabilitation of OmniCare-MI (the "Order") and appointed the Commissioner as Rehabilitator of OmniCare-MI. The Order directed the Rehabilitator to administer all of OmniCare-MI's assets and business while attempting to effectuate its rehabilitation, preserve its provider network and maintain uninterrupted health care services to the greatest extent possible.

The Order required the Company to continue performing all services under its OmniCare-MI management agreement, which the Company did until that agreement's termination on November 1, 2002, pursuant to OmniCare-MI's court-approved rehabilitation plan.

GOVERNMENT REGULATION

The Company is and/or has been subject to extensive federal and state health care and insurance regulations designed primarily to protect enrollees in the Managed Plans, particularly with respect to government sponsored enrollees. Such regulations govern many aspects of the Company's business affairs and typically empower state agencies to review management agreements with health care plans for, among other things, reasonableness of charges. Among the other areas regulated by federal and state law are licensure requirements, premium rate increases, new product offerings, procedures for quality assurance, enrollment requirements, covered benefits, service area expansion, provider relationships and the financial condition of the managed plans, including cash reserve requirements and dividend restrictions. There can be no assurances that the Company or UAHC-TN will be granted the necessary approvals for new products or will maintain federal qualifications or state licensure.

The licensing and operation of UAHC-TN are governed by the Tennessee statutes and regulations applicable to health maintenance organizations. The licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plan is operating out of compliance with the state's HMO statute, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. UAHC-TN is not a federally-qualified HMO and, therefore, is not subject to the federal HMO Act.

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

INSURANCE

The Company presently carries comprehensive general liability, directors and officers liability, property, business automobile, and workers' compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. In addition, UAHC-TN has (and OmniCare-MI while managed by the Company had) professional liability insurance that covers liability claims arising from medical malpractice. UAHC-TN is required to pay the professional liability insurance premiums under the terms of the Company's management agreement. There can be no assurance as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of UAHC-TN and, therefore, the revenues of the Company. UAHC-TN's primary market competitors in western Tennessee are TLC, Better Health Plans and TennCare Select. UAHC-TN primarily competes on the basis of enrollment, provider networks and other related plan features and criteria. Management believes that UAHC-TN is able to compete effectively with its primary market competitors.

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

The total number of employees at August 1, 2005 was 106 compared to 119 at August 1, 2004. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

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

      17. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

ITEM 2. PROPERTIES

The Company currently leases approximately 30,000 aggregate square feet from which it conducts its operations in Michigan and Tennessee. The principal offices of the Company are located at 300 River Place, Suite 4950, Detroit, Michigan, where it currently leases approximately 2,000 square feet of office space.

The Company believes that its current facilities provide sufficient space suitable for all of its activities and that sufficient other space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS

On May 27, 2005 and June 16, 2005, complaints were filed in two similar lawsuits against the Company and certain of its present and past officers in the United States District Court for the Eastern District of Michigan. The plaintiffs in the two respective cases are Gregory Zaluski and William Coleman, each on behalf of himself and all others similarly situated. Both complaints allege that in the period from May 26, 2000 through April 22, 2005, the Company made materially false and misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, with the alleged result of artificially inflating the market price of the Company's stock during that period. Both complaints allege that as a direct result of facts publicly disclosed by the Company in April 2005, the Company's stock price dropped by about $3.39. Each plaintiff claims to represent a class consisting of others similarly situated, namely, those who purchased the Company's stock during the specified period. The plaintiffs are seeking to recover damages on behalf of themselves and the class, and any other relief the court may grant. The plaintiffs, intending to have the two cases consolidated, have agreed that the Company need not respond to the complaints until the court appoints lead plaintiffs and lead counsel and until such lead plaintiffs file a consolidated amended complaint.

In a lawsuit described in our Form 8-K Report of February 7, 2005, Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Health Care Corporation and others, the plaintiffs have filed a second amended complaint still seeking damages in excess of $62 million from the Company and other defendants based on allegations that the Company breached its management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI") and that the Company's actions as the management company of OmniCare-MI resulted in such alleged damages. The Company on

July 15, 2005, filed an answer and affirmative defenses and a motion for partial summary disposition seeking dismissal of numerous counts. The Company intends to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's common stock are traded on the Nasdaq SmallCap Market under the trading symbol "UAHC".

The table below sets forth for the Common Stock the range of the high and low sales prices per share on the NASDAQ SmallCap Market for each quarter in the past two fiscal years.

                            2005 SALES PRICE                    2004 SALES PRICE
                   ---------------------------------    ------------------------------------
FISCAL QUARTER           HIGH             LOW                HIGH                LOW
--------------     ---------------   ---------------    ----------------   -----------------
First                    $5.63            $3.52              $3.25              $1.52
Second                   $7.89            $3.97              $4.15              $2.57
Third                    $6.58            $5.21              $5.32              $3.33
Fourth                   $5.83            $1.56              $6.44              $3.70

As of August 22, 2005, the closing price of the Common Stock was $2.36 per share and there were approximately 119 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in the fourth quarter of fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:

                                             2005            2004            2003            2002            2001
                                         ------------    ------------    ------------    ------------    ------------
                                                            (in thousands, except per share data)
Operating Data (Year ended June 30):
Operating revenues                       $     22,079    $     22,084    $     24,530    $    165,176    $    105,330
Earnings (loss) from continuing
  operations                                    5,474           7,871           7,333          (9,259)          4,562
Loss from discontinued operation, net
  of income taxes                                (129)           (700)         (2,127)         (1,704)         (3,333)
Net earnings (loss)                             5,345           7,171           5,206         (10,963)          1,229
Earnings (loss) per common share from
  continuing operations - basic          $       0.74    $       1.09    $       1.06    $      (1.35)   $       0.67
Net earnings (loss) per common share -
  basic                                  $       0.72    $       0.99    $       0.75    $      (1.60)   $       0.18
Net earnings (loss) per common share -
  diluted                                $       0.69    $       0.99    $       0.75    $      (1.60)   $       0.18
Weighted average common shares
  outstanding - diluted                         7,674           7,266           6,950           6,839           6,808

Balance Sheet Data (June 30):
Cash and investments                     $     13,573    $      8,767    $      4,693    $     18,810    $     24,766
Goodwill                                        3,452           3,452           2,952           2,952           2,952
Total assets                                   24,235          20,081          15,114          33,336          41,657
Medical claims and benefits payable               172             406             591          24,495          19,815
Debt                                                -             847           1,766           2,869           3,492
Shareholders' equity                           20,483          14,885           7,140           1,747          12,313
                                         ------------    ------------    ------------    ------------    ------------

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until

November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been UAHC Health Plan, Inc. (formerly called OmniCare Health Plan, Inc.) ("UAHC-TN"), an HMO, which is owned by the Company's wholly owned subsidiary. Accordingly, the consolidated financial statements in this annual report have been restated to present the operations related to managing OmniCare-MI as a discontinued operation.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. These matters are more fully discussed and analyzed below under the heading "Review of Consolidated Results of Operations - 2005 Compared to 2004."

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2005 COMPARED TO 2004

UAHC-TN DEVELOPMENTS

UAHC-TN's results of operations for fiscal 2004 and 2005 are best understood in the context of certain earlier events involving several of TennCare's major contracted MCOs, which ceased doing business in fiscal 2002. Beginning in February, March and April 2002, UAHC-TN unexpectedly noticed increases in its claims payments, investigated, and found that approximately 9,500 new members added in September-December 2001 represented children with special needs with medical costs over 100% of the premiums received, and that many members transferred to UAHC-TN from failed MCOs also had medical costs in excess of UAHC-TN's premiums received. Beginning in April 2002, UAHC-TN wrote to TennCare seeking risk adjustments and reimbursements to compensate UAHC-TN for such medical expenses, including for actuarially estimated claims incurred but not yet reported to UAHC-TN.

TennCare responded to its MCOs' situation generally and in some instances individually. For all its contracted MCOs generally, TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including UAHC-TN - have no medical cost risk

(i.e., no risk for medical losses), earn fixed administrative fees and are subject to increased oversight. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare has also announced plans to disenroll non-medically needy adults who are not eligible for Medicaid from TennCare coverage statewide, and to impose benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. The announced plans would preserve full coverage for the 612,000 children on the program. As a result, UAHC-TN expects to lose only approximately 12,000 of its present 132,258 members over a 12-month period beginning in the first quarter of fiscal year 2006, being its only working uninsured and uninsurable adult members.

Pursuant to a Notice of Administrative Supervision issued by the Commissioner of the State of Tennessee's Department of Commerce and Insurance on April 20, 2005, to our subsidiary, UAHC-TN was placed under administrative supervision of the Commissioner and "has until December 31, 2005 to demonstrate to the Commissioner's satisfaction" that its "continued operation and business, absent the supervision or other oversight by the Commissioner, is not hazardous, financially or operationally, to its enrollees, its creditors or the public."

UAHC-TN received no prior notice of the notice and order of administrative supervision and had no opportunity to respond to its factual assertions. UAHC-TN and the Company are fully cooperating with the State of Tennessee in accordance with the terms of the order, and we do not currently anticipate any material developments during the supervision period.

The administrative supervision order prohibits UAHC-TN from taking certain actions, including making any payments, without the approval of the Commissioner's appointed Administrative Supervisor during the supervision. It is important to recognize that administrative supervision is significantly different than receivership and that UAHC-TN is not in receivership.

The administrative supervision notice asserted a number of findings of fact, which the Commissioner stated formed the basis for her order. UAHC-TN and the Company do not agree with many of those findings. The notice also asserted that its findings of fact described potential grounds for termination of UAHC-TN's TennCare contract. Although we acknowledge that any such termination would have a material adverse effect on UAHC-TN and the Company, we do not agree that those findings are accurate. Moreover, the State of Tennessee in August 2005 extended UAHC-TN's TennCare contract through June 30, 2006, by an amendment to the contract effective as of July 1, 2005.

On May 25, 2004, and effective as of January 1, 2004, the Company's wholly owned subsidiary, United American of Tennessee, Inc. ("UA-TN"), which already owned 75% of the outstanding stock of UAHC-TN, purchased the remaining 25% of the outstanding common stock of UAHC-

TN. UAHC-TN thereby became a wholly owned subsidiary of UA-TN and a wholly owned second-tier subsidiary of the Company. The 25% minority interest was purchased under a longstanding option agreement for $500,000 evidenced by a Company promissory note that was paid by December 31, 2004.

As of June 30, 2005, UAHC-TN's total enrollment was 131,247 members, compared to 129,484 at June 30, 2004.

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

Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003. Management had expected both parties to finalize and sign the sublease, and close the sale of such assets, in the fourth quarter of fiscal 2003, but was delayed as a result of the appointment by the Governor of Michigan of Linda A. Watters as the new Commissioner of the Office of Financial and Insurance Services on April 11, 2003. Ms. Watters had served on the Company's Board of Directors continually since 2000 and resigned that office on the same date she became the new Commissioner (as required to avoid any possible appearance of a conflict of interest and not as the result of any disagreement with the Company). Because of the new Commissioner's prior association with the Company, the State circuit court judge who retained jurisdiction over OmniCare-MI's rehabilitation proceedings then required that a designated independent person replace the Rehabilitator's (i.e., Commissioner's) special deputy who had been dealing with the sublease and assets purchase. Meanwhile, due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, the sale of assets did not occur and the Company accordingly recorded a loss from discontinued operations of $0.7 million in the fourth quarter of fiscal year 2004. The Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy and rent obligation for the subleased premises ceased on February 28, 2005 sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

SPECIFIC COMPARISONS OF 2005 TO 2004

Total revenues were $22.1 million for the fiscal year ended June 30, 2005 compared to $22.1 million for the fiscal year ended June 30, 2004, practically unchanged year-over-year.

Medical premiums revenues were $0.02 million for the fiscal year ended June 30, 2005, a decrease of $0.5 million (96%) from medical premiums revenues of $0.5 million for the fiscal year ended June 30, 2004. The decrease came from UAHC-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through June 30, 2005.

Fixed administrative fees related to the ASO program were $20.9 million for the fiscal year ended June 30, 2005, an increase of $0.5 million (3%) from fixed administrative fees of $20.4 million for the fiscal year ended June 30, 2004. The increase in fixed administrative fees is principally due to a slight increase in members of UAHC-TN.

Total expenses were $16.0 million for the fiscal year ended June 30, 2005, compared to $15.3 million for the fiscal year ended June 30, 2004, an increase of $0.7 million (4%). The increase was principally due to an increase in costs associated with the Administrative Supervision Order for UAHC-TN discussed above, and an increase in claims processing costs.

Because of TennCare's ASO reimbursement system, medical services expenses were $0.02 million in the fiscal year ended June 30, 2005, a decrease of $0.5 million (96%), as compared with medical services expenses of $0.5 million in the fiscal year ended June 30, 2004. The $0.02 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in item 1 under the heading "Managed Plans - Managed Plan Owned by the Company."

Marketing, general and administrative expenses were $15.7 million for the fiscal year ended June 30, 2005, as compared with marketing, general and administrative expenses of $14.5 million for the comparable period a year earlier, a increase of $1.2 million (9%). The increase was principally due to an increase in costs associated with the administrative supervision order for UAHC-TN discussed above, and an increase in claims processing costs.

Depreciation and amortization expense decreased $0.2 million (22%), to $0.05 million for the fiscal year ended June 30, 2005 from $0.23 million for the fiscal year ended June 30, 2004.

Interest expense decreased $0.06 million (88%), to $0.06 million for the fiscal year ended June 30, 2005 from $0.07 million for the fiscal year ended June 30, 2004, principally due to debt reduction.

Earnings from continuing operations before income taxes were $6.1 million and $6.8 million for the fiscal years ended June 30, 2005 and 2004, respectively. Such decrease in earnings from continuing operations of $0.7 million, or $0.08 per basic share, is principally due to an increase in marketing, general and administrative expenses.

Income tax expense increased $1.8 million (160%), to $0.7 million for the fiscal year ended June 30, 2005 from $(1.1) million for the fiscal year ended June 30, 2004. The Company's effective tax rate for the fiscal year ended June 30, 2005 is 11% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards for which a valuation allowance had previously been applied.

The Company recognized a loss of $0.1 million from discontinued operations for the fiscal year ended June 30, 2005, principally due to a liability relating to a sublease as described above, partially offset by the release of certain liabilities related to a patient care software system no longer in use by the Company. For the fiscal year ended June 30, 2004, the Company recognized a loss from discontinued operations of $0.7 million. The charges for discontinued operations are the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "OVERVIEW" above for more detailed discussion and analysis of such loss from discontinued operations.

Net earnings were $5.3 million, or $0.72 per basic share, for the fiscal year ended June 30, 2005, compared to net earnings of $7.2 million, or $0.99 per basic share, for the fiscal year ended June 30, 2004, an decrease of $1.9 million (23%). Such decrease in net earnings is principally due to an increase in marketing, general and administrative expenses and a higher effective tax rate for the period.

           REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2004 TO 2003

Total revenues decreased $2.4 million (10%), to $22.1 million for the fiscal year ended June 30, 2004 from $24.5 million for the fiscal year ended June 30, 2003, principally as the result of the change in the reimbursement system of TennCare, discussed above.

Medical premium revenues were $0.5 million for the fiscal year ended June 30, 2004, a decrease of $7.3 million (93%) from medical premium revenues of $7.8 million for the fiscal year ended June 30, 2003. The decrease came from UAHC-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through June 30, 2005.

Fixed administrative fees related to the ASO program were $20.4 million for the fiscal year ended June 30, 2004, an increase of $5.6 million (38%) from fixed administrative fees of $14.8 million for the fiscal year ended June 30, 2003. The increase in fixed administrative fees is principally due to an increase in members and an increase in reimbursement rates effective July 1, 2003.

Total expenses were $15.3 million for the fiscal year ended June 30, 2004, compared to $16.6 million for the year ended June 30, 2003, a decrease of $1.3 million (8%). The decreases were principally due to the TennCare ASO program for UAHC-TN discussed above.

Because of TennCare's ASO reimbursement system, medical services expenses were $0.5 million in the fiscal year ended June 30, 2004, an increase of $0.1 million (23%) as compared with medical services expenses of $0.4 million in the fiscal year ended June 30, 2003. The $0.5 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2004 as explained above.

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

Earnings from continuing operations were $7.9 million, or $1.09 per basic share, for the fiscal year ended June 30, 2004 compared to earnings from continuing operations of $7.3 million, or $1.06 per basic share, for the fiscal year ended June 30, 2003. Such increase in earnings from continuing operations of $0.6 million, or $0.03 per basic share, is principally due to the recognition of a deferred tax asset, an increase in members of UAHC-TN and an increase in reimbursement rates effective July 1, 2003.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had (i) cash and cash equivalents and short-term marketable securities of $13.5 million, compared to $8.8 million at June 30, 2004; (ii) working capital of $13.7 million, compared to working capital of $8.1 million at June 30, 2004; and (iii) a current assets-to-current liabilities ratio of 4.70-to-1, compared to 2.56-to-1 at June 30, 2004.

Net cash from operating activities was $5.6 million in fiscal 2005 compared to net cash from operating activities of $5.0 million in fiscal 2004. Investing activities in fiscal 2005 included the purchase of marketable securities of $2.8 million. Debt repayments were $0.8 million in fiscal 2005.

Cash and marketable securities increased by $4.8 million at June 30, 2005 compared to June 30, 2004 due primarily to operating activities.

Accounts receivable decreased by $0.1 million at June 30, 2005 compared to June 30, 2004, primarily due to third-party liability recovery program reimbursements due from TennCare.

Property, plant and equipment decreased by $0.1 million at June 30, 2005 compared to June 30, 2004, due to the recording of depreciation of $0.2 million.

Medical claims payable decreased by $0.2 million at June 30, 2005 compared to June 30, 2004, which is directly related to the payment of outstanding medical claims.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.6 million at June 30, 2005. UAHC-TN had excess statutory net worth of $5.5 million at June 30, 2005.

UAHC-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare has also announced plans to disenroll non-medically needy adults who are not eligible for Medicaid from TennCare coverage statewide, and to impose benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. The announced plans would preserve full coverage for the 612,000 children on the program. As a result, UAHC-TN expects to lose only approximately 12,000 of its present 132,258 members over a 12-month period beginning in the first quarter of fiscal year 2006, being its only working uninsured and uninsurable adult members.

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") are parties to two escrow agreements under which the Company has funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002; and the other, in the amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. The escrow accounts will terminate August 5, 2007 or sooner in certain events, except if litigation is pursued by either party, in which event the escrow accounts will continue until the end of such litigation. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at this time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

Pursuant to a Notice of Administrative Supervision issued by the Commissioner of the State of Tennessee's Department of Commerce and Insurance on April 20, 2005, to our subsidiary, UAHC-TN was placed under administrative supervision of the Commissioner and "has until December 31, 2005 to demonstrate to the Commissioner's satisfaction" that its "continued operation and business, absent the supervision or other oversight by the Commissioner, is not hazardous, financially or operationally, to its enrollees, its creditors or the public."

UAHC-TN received no prior notice of the notice and order of administrative supervision and had no opportunity to respond to its factual assertions. UAHC-TN and the Company are fully cooperating with the State of Tennessee in accordance with the terms of the order, and we do not currently anticipate any material developments during the supervision period.

The administrative supervision order prohibits UAHC-TN from taking certain actions, including making any payments, without the approval of the Commissioner's appointed Administrative Supervisor during the supervision. It is important to recognize that administrative supervision is significantly different than receivership and that UAHC-TN is not in receivership.

The administrative supervision notice asserted a number of findings of fact which the Commissioner stated formed the basis for her order. UAHC-TN and the Company do not agree with many of those findings. The notice also asserted that its findings of fact described potential grounds for termination of UAHC-TN's TennCare contract. Although we acknowledge that any such termination would have a material adverse effect on UAHC-TN and the Company, we do not agree that those findings are accurate. Moreover, the State of Tennessee in August 2005 extended UAHC-TN's TennCare contract through June 30, 2006, by an amendment to the contract effective as of July 1, 2005.

The Company's de facto sublease to OmniCare-MI of the Company's leased premises in Detroit, Michigan, from November 1, 2002 to the end of the lease in May 2005 cost the Company approximately $40,000 per month through November 2004. Due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, the sale of assets did not occur and the Company accordingly recorded a loss from discontinued operations of $0.7 million in the fourth quarter of fiscal year 2004. The Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy and rent obligation for the subleased premises ceased on February 28, 2005 sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation. Those events would increase the Company's rent expense under that lease, but management cannot currently predict the timing and amount thereof.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs, related to the new modified risk arrangement for the TennCare program beginning July 1, 2005 and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN.

                         RECENTLY ENACTED PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 123(R), "Share-Based Payment", which is a replacement to SFAS No. 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123, as originally issued in 1995, established a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Publicly traded entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS No. 123(R).

SFAS No. 151, "Inventory Costs," which amends ARB No. 43 Chapter 4, "Inventory Pricing," was issued in November 2004. The amendments made by SFAS No. 151 provide clarity relating to abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage), which should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is expected to have no effect on the Company's financial condition or results of operations.

SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3," (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

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

ITEM 9B. OTHER INFORMATION

On August 23, 2005, Peter F. Hurst, Jr. resigned as our Director.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 4, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 4, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 4, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 4, 2005 is the information set forth in such proxy statement under the headings "Audit Fees" and "Audit Committees Pre-Approval Policies and Procedures."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report

(3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760); (ii) the Company's Form 10-K reports for its fiscal years ended June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2001, and 2002; (iii) the
Company's 10-K/A report filed October 14, 1996; (iv) the Company's Form 10-Q reports for its quarters ended March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, March 31, 1998, December 31, 1998, December 31, 2001, September 30, 2002,
December 31, 2002, and March 31, 2005; (v) the Company's Form 8-K reports filed with the Commission August 8, 1991, April 23, 1993, May 24, 1993, January 29, 1996, April 19, 1996, October 30, 1997, January 20, 1998, January 14, 2000,
March 5, 2003, April 15, 2003, November 22, 2004, January 11, 2005, February 7, 2005, April 21, 2005, and April 28, 2005; or (vi) the Company's Form 8-K/A reports filed with the Commission July 21, 1993, November 12, 1997, March 10, 2003, and April 22, 2005. The Exhibit Index is hereby incorporated by reference into this Item 15.

Reports on Form 8-K

            1) The Company filed a Current Report on Form 8-K on November 22, 2004, reporting that on November 19, 2004, the partners of Follmer Rudzewicz PLC notified the Company that they were joining UHY LLP, a newly-formed New York limited liability partnership, effective as of August 1, 2004. UHY LLP is a legal entity that is separate from Follmer Rudzewicz PLC, and thus, on November 22, 2004, the Company engaged UHY LLP as the Company's new independent public accountant to audit the Company's financial statements, effective immediately.

            2) The Company filed a Current Report on Form 8-K on December 15, 2004, reporting the extension of the ASO reimbursement system for UAHC-TN through December 31, 2005.

            3) The Company filed a Current Report on Form 8-K on January 11, 2005, reporting the establishment of the United American Healthcare Corporation Supplemental Executive Retirement Plan
                  (SERP)

            4) The Company filed a Current Report on Form 8-K on February 7, 2005, reporting the filing of a lawsuit against the Company and others by the Provider Creditors Committee of OmniCare-MI.

            5) The Company filed a Current Report on Form 8-K on March 22, 2005, reporting the change of address and name change of UAHC-TN and the filing of a lawsuit against the Company and its subsidiaries by a former employee of UAHC-TN, Felecia Corbin-Johnson.

            6) The Company filed a Current Report on Form 8-K on April 15, 2005, reporting the departure of Osbie Howard, as a director and principal officer, his severance agreement, the appointment of Stephanie Dowell as a principal officer, and the Company's press release which announced such departure and appointment and that the Company had notified officials of the Tennessee Department of Finance and Administration of a prior business relationship with Tennessee State Senator John Ford.

            7) The Company filed a Current Report on Form 8-K on April 21, 2005, reporting on a Notice of Administrative Supervision to UAHC-TN from the Commissioner of the State of Tennessee's Department of Commerce and Insurance and the Company's related press release.

            8) The Company filed a Current Report on Form 8-KA at 6:00am on April 22, 2005, as Amendment No. 1 to the Form 8-K described in 7) above, to file a copy of the Notice of Administrative Supervision as an exhibit.

            9) The Company filed a Current Report on Form 8-K/A at 6:00am on April 22, 2005, as Amendment No. 2 to the Form 8-K described in 7) above, to supply an inadvertently omitted word.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION (REGISTRANT)

SIGNATURE                                      CAPACITY
---------                                      --------

/s/ WILLIAM C. BROOKS                          Chairman, President and CEO
-----------------------------                  (Principal Executive Officer)
William C. Brooks

/s/ STEPHEN D. HARRIS                          Chief Financial Officer
-----------------------------                  (Principal Financial Officer
Stephen D. Harris                              and Principal Accounting Officer)

/s/ STEPHANIE M. DOWELL                        President and CEO, UAHC-TN
-----------------------------
Stephanie M. Dowell

/s/ EMMETT S. MOTEN, JR.                       Secretary and Director
-----------------------------
Emmett S. Moten, Jr.

/s/ RICHARD M. BROWN, D.O.                     Director
-----------------------------
Richard M. Brown, D.O.

/s/ DARREL W. FRANCIS                          Director
-----------------------------
Darrel W. Francis

/s/ TOM A. GOSS                                Director
-----------------------------
Tom A. Goss

/s/ RONALD E. HALL, SR.                        Director
-----------------------------
Ronald E. Hall, Sr.

Date: August 25, 2005

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
Report of Independent Registered Public Accounting Firm.....................................................   F-2

Report of Independent Registered Public Accounting Firm.....................................................   F-3

Consolidated Balance Sheets as of June 30, 2005 and 2004....................................................   F-4

Consolidated Statements of Operations for each of the years in the three-year period
     ended June 30, 2005....................................................................................   F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income for
     each of the years in the three-year period ended June 30, 2005.........................................   F-6

Consolidated Statements of Cash Flows for each of the years in the three-year period
    ended June 30, 2005.....................................................................................   F-7

Notes to Consolidated Financial Statements..................................................................   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheet of United American Healthcare Corporation and Subsidiaries as of June 30, 2005, and the related consolidated statement of operations, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan
August 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheet of United American Healthcare Corporation and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the two years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Follmer Rudzewicz PLC

Southfield, Michigan
August 5, 2004

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,
                                                                                --------------------------
                                                                                   2005            2004
                                                                                ----------      ----------
ASSETS
Current assets
    Cash and cash equivalents                                                    $  9,843        $  7,767
    Marketable securities                                                           3,730           1,000
    Accounts receivable - State of Tennessee                                        1,360           1,230
    Other receivables                                                                 583           1,206
    Prepaid expenses and other                                                        172             147
    Deferred income taxes                                                           1,950           1,939
                                                                                 --------        --------
       Total current assets                                                        17,638          13,289

Assets held for sale                                                                    -             100
Property and equipment, net                                                           179             323
Goodwill                                                                            3,452           3,452
Marketable securities                                                               2,380           2,331
Other assets                                                                          586             586
                                                                                 --------        --------
                                                                                 $ 24,235        $ 20,081
                                                                                 ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current portion of debt                                                      $      -        $    847
    Medical claims payable                                                            172             406
    Accounts payable and accrued expenses                                           1,096           1,140
    Accrued compensation and related benefits                                         711             582
    Accrued rent                                                                      235             837
    Other current liabilities                                                       1,538           1,384
                                                                                 --------        --------
       Total current liabilities                                                    3,752           5,196

                                                                                 --------        --------
Total liabilities                                                                   3,752           5,196

Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                           -               -
    Common stock, no par, 15,000,000 shares authorized; 7,450,235 and
      7,418,519 shares issued and outstanding at June 30, 2005 and 2004,
      respectively                                                                 12,476          12,226
    Retained earnings                                                               8,047           2,702
    Accumulated other comprehensive (loss), net of deferred federal income
      taxes                                                                           (40)            (43)
                                                                                 --------        --------
Total shareholders' equity                                                         20,483          14,885
                                                                                 --------        --------
                                                                                 $ 24,235        $ 20,081
                                                                                 ========        ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED JUNE 30,
                                                              --------------------------------------
                                                                2005            2004          2003
                                                              --------        -------       --------
REVENUES
  Fixed administrative fees                                   $20,916        $20,391        $14,750
  Medical premiums                                                 23            532          7,841
  Interest and other income                                     1,140          1,161          1,939
                                                              -------        -------        -------
     Total revenues                                            22,079         22,084         24,530

EXPENSES
  Medical services                                                 23            532            434
  Marketing, general and administrative                        15,742         14,483         15,680
  Depreciation and amortization                                   177            227            296
  Interest expense                                                  8             66            140
                                                              -------         ------        -------
     Total expenses                                            15,950         15,308         16,550
                                                              -------         ------        -------
Earnings from continuing operations before income taxes         6,129          6,776          7,980
Income tax expense (benefit)                                      655         (1,095)           647
                                                              -------         ------        -------
Earnings from continuing operations                             5,474          7,871          7,333

DISCONTINUED OPERATIONS
   Loss from discontinued operations                             (129)          (700)        (2,127)
                                                              -------         ------        -------
Net earnings                                                  $ 5,345          7,171        $ 5,206
                                                              =======         ======        =======

NET EARNINGS PER COMMON SHARE - BASIC
   Earnings from continuing operations                           0.74           1.09           1.06
   Loss from discontinued operations                            (0.02)         (0.10)         (0.31)
                                                              -------         ------        -------
   Net earnings per common share                              $  0.72           0.99        $  0.75
                                                              =======         ======        =======
       Weighted average shares outstanding                      7,425          7,207          6,941
                                                              =======         ======        =======
NET EARNINGS PER COMMON SHARE - DILUTED
   Earnings from continuing operations                           0.71           1.08           1.06
   Loss from discontinued operations                            (0.02)         (0.10)         (0.31)
                                                              -------         ------        -------
   Net earnings per common share                              $  0.69           0.98        $  0.75
                                                              =======         ======        =======
       Weighted average shares outstanding                      7,674          7,266          6,950
                                                              =======         ======        =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                    RETAINED     ACCUMULATED
                                                                    EARNINGS        OTHER         TOTAL
                                            COMMON STOCK         (ACCUMULATED   COMPREHENSIVE  SHAREHOLDERS'
                                         SHARES        AMOUNT       DEFICIT)    INCOME (LOSS)     EQUITY
                                         ------       -------    ------------   -------------  -------------
BALANCE AT JUNE 30, 2002                  6,911       $11,407       $(9,675)       $    15        $ 1,747

Issuance of common stock                    148           163                            -            163
Comprehensive income:
   Net earnings                               -             -         5,206              -          5,206
Unrealized gain on marketable
  securities                                  -             -             -             24             24
                                         ------       -------       -------        -------        -------
Total comprehensive income                    -             -         5,206             24          5,230
                                         ------       -------       -------        -------        -------
BALANCE AT JUNE 30, 2003                  7,059       $11,570       $(4,469)       $    39        $ 7,140
                                         ------       -------       -------        -------        -------

Issuance of common stock                    360           656                                         656
Comprehensive income:
   Net earnings                               -             -         7,171              -          7,171
 Unrealized loss on marketable
  securities                                  -             -             -            (82)           (82)
                                         ------       -------       -------        -------        -------
Total comprehensive income                    -             -         7,171            (82)         7,089
                                         ------       -------       -------        -------        -------
BALANCE AT JUNE 30, 2004                  7,419       $12,226       $ 2,702        $   (43)       $14,885
                                         ------       -------       -------        -------        -------

Issuance of common stock                     31           250                                         250
Comprehensive income:
   Net earnings                                                       5,345                         5,345
 Unrealized gain on marketable
  securities                                                                             3              3
                                         ------       -------       -------        -------        -------
Total comprehensive income (loss)                                     5,345              3          5,598
                                         ------       -------       -------        -------        -------
BALANCE AT JUNE 30, 2005                  7,450        12,476         8,047            (40)        20,483
                                         ======       =======       =======        =======        =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED JUNE 30,
                                                                   -----------------------------------------
                                                                     2005             2004           2003
                                                                   ---------       ---------       ---------
OPERATING ACTIVITIES
    Net earnings                                                   $  5,345        $  7,171        $  5,206
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Bad debt expense                                                   -               -             847
       Loss on disposal of assets                                         6             700             577
       Loss (gain) on liquidation of investment                           3             (82)             24
       Depreciation and amortization                                    177             227             640
       Deferred income taxes                                            (11)         (1,369)            520
       Stock awards                                                     219             385             127
    Changes in assets and liabilities
       Accounts receivable- State of Tennessee                         (130)            (17)            581
       Other receivables                                                623             289             514
       Refundable federal income taxes                                    -               -             284
       Prepaid expenses and other                                       (25)             20             454
       Other assets                                                       -               -              91
       Medical claims payable                                          (234)           (185)        (23,904)
       Accounts payable and accrued expenses                            (44)         (1,376)          1,648
       Accrued rent                                                    (602)           (315)            367
       Accrued compensation and related benefits                        129              63            (269)
       Other current liabilities                                        154             (46)           (354)
                                                                   --------        --------        --------
       Net cash provided by (used in) operating activities            5,610           5,465         (12,647)
                                                                   --------        --------        --------
INVESTING ACTIVITIES
    Purchase of marketable securities                                (2,779)           (171)           (334)
    Proceeds from the sale of marketable securities                       -               -          15,784
    Purchase of property and equipment                                   61             (72)            (68)
                                                                   --------        --------        --------
       Net cash provided by (used in) investing activities           (2,718)           (243)         15,382
                                                                   --------        --------        --------
FINANCING ACTIVITIES
    Payments made on debt                                              (847)         (1,419)         (1,104)
    Issuance of common stock                                             31             271              36
                                                                   --------        --------        --------
       Net cash used in financing activities                           (816)         (1,148)         (1,068)
                                                                   --------        --------        --------
       Net increase in cash and cash equivalents                      2,076           4,074           1,667
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        7,767           3,693           2,026
                                                                   --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  9,843           7,767        $  3,693
                                                                   ========        ========        ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                                               YEAR ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                       2005           2004           2003
                                                                    ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                  $       8      $      63      $     133
                                                                    =========      =========      =========
     Income taxes paid                                              $      82      $       -      $       -
                                                                    =========      =========      =========
      Non-cash financing activity - Promissory note and goodwill
      recorded upon purchase of minority interest                           -            500              -
                                                                    =========      =========      =========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS

United American Healthcare Corporation, together with its wholly owned subsidiaries (collectively, the "Company"), is a provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee and previously (until November 1, 2002) Michigan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned operational subsidiary: United American of Tennessee, Inc. ("UA-TN") and Subsidiary. UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) ("UAHC-TN") is a wholly owned subsidiary of UA-TN. All significant intercompany transactions and balances have been eliminated in consolidation.

      b. USE OF ESTIMATES. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant. The most significant estimates that are susceptible to change in the near term relate to the determination of medical claims payable.

      c. CASH AND CASH EQUIVALENTS. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

      d. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2005 and 2004.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

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

            Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill impairment was not recorded for the years ended June 30, 2005, 2004 and 2003.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

      h. LONG-LIVED ASSETS. Following the criteria set forth in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values.

      i. MEDICAL CLAIMS PAYABLE. The Company provides for medical claims incurred but not reported and the cost of adjudicating claims based primarily on past experience, together with current factors, using accepted actuarial methods. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

      j. REVENUE RECOGNITION. Medical premiums revenues are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenues. Management fee revenues are recognized in the period the related services are performed. Per generally accepted accounting principles ("GAAP"), the Company's revenue recognition policy has been adjusted to reflect TennCare's administrative services only ("ASO") arrangement in which UAHC-TN assumes no risk for medical claims. See Note 13 for further discussion.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

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

            For the fiscal years ended June 30, 2005, June 30, 2004 and June 30, 2003 the Company had outstanding stock options of 249,212, 59,488 and 9,241, respectively, having a dilutive effect on earnings per share.

      o. SEGMENT INFORMATION. The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Financial information is reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

NOTE 3 - ACQUISITIONS

UAHC HEALTH PLAN OF TENNESSEE, INC. (UAHC-TN)

In February 1994, the Company and its wholly owned subsidiary, UA-TN, entered into a long-term agreement to manage UAHC-TN (then called OmniCare Health Plan, Inc.) and, effective July 1994, acquired a 50% equity interest in UAHC-TN for $1.3 million in cash. Effective January 31, 1996, the Company purchased an additional 25% of the voting common stock and 100% of the preferred stock of UAHC-TN. This increased the Company's ownership in the voting common stock of UAHC-TN to 75%. The purchase price for the additional common stock and preferred stock of UAHC-TN was $0.1 million and $10.9 million, respectively, of which $8.7 million was the conversion of UAHC-TN debt to the Company into equity and $2.3 million was paid in cash. In July 1998 and September 2000, the Company made additional cash contributions of $0.75 million and $0.9 million, respectively, to UAHC-TN, in exchange for additional preferred stock of UAHC-TN.

This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of $7.4 million has been recorded as goodwill, and was amortized over ten years on a straight-line basis until July 1, 2001. See Note 2g for further discussion. Results of operations are included in the accompanying financial statements effective with the date of purchase of the majority common stock ownership interest. In fiscal 1999, goodwill was reduced by $0.5 million as a result of the utilization of UAHC-TN's net operating loss carryforwards ("NOL" or "NOLs") generated prior to January 31, 1996. The remaining NOLs related to UAHC-TN were generated subsequent to January 31, 1996.

On May 25, 2004, and effective as of January 1, 2004, the Company's wholly owned subsidiary, United American of Tennessee, Inc. ("UA-TN"), which already owned 75% of the outstanding stock of UAHC-TN, purchased the remaining 25% of the outstanding common stock of UAHC-TN. UAHC-TN thereby became a wholly owned subsidiary of UA-TN and a wholly owned second-tier subsidiary of the Company. The 25% minority interest was purchased under a longstanding option agreement for $0.5 evidenced by a Company promissory note that was paid by December 31, 2004. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of $0.5 million has been recorded as goodwill.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

NOTE 4 - MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost, of marketable securities as of June 30, 2005 and 2004 is as follows (in thousands):

                                                     2005          2004
                                                   --------     ---------
Available for sale - Current:
 Certificates of deposit                           $  3,730     $   1,000
 Equity and other securities                                            -
                                                   --------     ---------
                                                                    1,000

Available for sale - Noncurrent:
 U.S. government obligations                          2,380         2,331
                                                   --------     ---------
                                                   $  6,110     $   3,331
                                                   ========     =========

Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $2.4 million and $2.3 million at June 30, 2005 and 2004, respectively.

NOTE 5 - CONCENTRATION OF RISK

During the years ended June 30, 2005, 2004 and 2003, approximately 98.2%, 99.3% and 87%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. Prior to the administrative services only arrangement discussed in Note 13, TennCare withheld 5% of the Company's monthly capitation payment, which withheld amounts were distributed to the Company when certain informational filing requirements were met by the Company. There are no withholdings by TennCare under the administrative services only arrangement.

The Company had a long-term management agreement with OmniCare Health Plan, in Michigan ("OmniCare-MI"), which terminated on November 1, 2002. Pursuant to the management agreement, the Company provided management and consulting services to OmniCare-MI and was paid a percentage of revenues until August 1, 2001 and thereafter a cost-based fee. Management fee revenues from OmniCare-MI as a percentage of the Company's total revenues were 8% and 20% for the fiscal years ended June 30, 2003 and 2002, respectively. See Note 10 for further discussion of the OmniCare-MI management agreement.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at each June 30 consists of the following (in thousands):

                                                             2005             2004
                                                         -----------       ---------
Furniture and fixtures                                   $      831       $     878
Equipment                                                     1,007           2,665
Computer software                                               130             202
                                                         ----------       ---------
                                                              1,968           3,745
Less accumulated depreciation and amortization               (1,789)          3,422
                                                         ----------       ---------
                                                         $      179       $     323
                                                         ==========       =========

NOTE 7 - LONG TERM DEBT

The Company retired its term loan with Standard Federal Bank, N.A. on September 23, 2004. The Company's outstanding debt at each June 30 is as follows (in thousands):

                                                                2005                2004
                                                               ------              -----
Term loan                                                      $    -              $ 597
Promissory note                                                     -                250
                                                               ------              -----
             Total debt                                             -                847
 Less debt payable within one year                                  -                847
                                                               ------              -----
Long-term debt, less current portion                           $    -              $   -
                                                               ======              =====

NOTE 8 - MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $0.2 million, $0.4 million, and $0.6 million at June 30, 2005, 2004, and 2003 respectively, for unpaid claims and medical claims incurred by enrollees. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2005, 2004 and 2003.

The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2005, 2004 and 2003 (in thousands):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

                                                            2005       2004        2003
                                                          -------     ------     --------
Balance at beginning of fiscal year                       $   406     $  591     $ 24,495

Incurred losses related to current year                         -          -            -
Incurred losses related to prior year                          23        532          434
Reserve reversal related to prior year                          -          -            -
                                                          -------     ------     --------
Total losses incurred                                          23        532          434

Paid claims related to current year                             -          -            -
Paid claims related to prior year                             257        717       24,338
                                                          -------     ------     --------
Total paid claims                                             257        717       24,338
                                                          -------     ------     --------
Balance at end of fiscal year                             $   172     $  406     $    591
                                                          =======     ======     ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

NOTE 9 - INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

                                                         2005          2004         2003
                                                      ----------   -----------   ----------
Continuing operations:
Current expense                                       $     666    $      275    $     127
Deferred expense (credit)                                 3,630           408        1,592
Change in valuation allowance                            (3,641)       (1,778)      (1,072)
                                                      ---------    ----------    ---------
                                                      $     655    $   (1,095)   $     647
                                                      =========    ==========    =========

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands): 2005 2004 2003

Income tax expense (benefit) at the statutory tax rate     $   1,911   $   2,073   $  1,990
State and city income tax                                        479         313        177
Fixed asset write-offs                                         2,251           -          -
Tax-exempt interest on municipal bonds                             -           -          -
Utilization of NOL carryforward                               (1,479)     (1,462)         -
Valuation allowance                                           (3,641)     (1,778)    (1,072)
Other, net                                                     1,134        (241)      (448)
                                                           ---------   ---------   --------
                                                           $     655   $  (1,095)  $    647
                                                           =========   =========   ========

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2005. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

As of June 30, 2005, the NOLs for federal income tax purposes expire from 2011 to 2021. Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

                                                                              2005         2004
                                                                           ---------    ---------
Deferred tax assets
    Accrued rent                                                           $     80     $    150
    Bad debt expense                                                          1,360        1,360
    Deferred compensation                                                       139          149
    Net operating loss carryforward of consolidated losses                    3,770        4,863
    Net operating loss carryforward of purchased subsidiary                       -          598
    Alternative minimum tax credit carryforward                                 561          392
    Property and equipment                                                       (4)       2,247
    Unrealized loss on marketable securities                                      -          (11)
                                                                           --------     --------
Total gross deferred tax assets                                               5,906        9,748
    Valuation allowance                                                      (3,956)      (7,809)
                                                                           --------     --------
Total gross deferred tax liabilities                                              -            -
                                                                           --------     --------
    Net deferred tax asset                                                 $  1,950     $  1,939
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

The Company then arranged in October 2002 for a sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement cost the Company approximately $40,000 per month through November 2005. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease terms with

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

Michigan HMO (formerly doing business as OmniCare Health Plan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

NOTE 11 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective and since April 1, 2001, the Company has matched 50% of an employee's contribution up to 4% of the employee's salary. Prior to April 1, 2001, the Company matched 1% of compensation. Expenses related to the 401(k) plan were $61,491, $65,862 and $45,653 for the years ended June 30, 2005, 2004 and 2003, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions for each of the years ended June 30, 2005 and 2004 were $0 and $7,812, respectively.

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by 5 years to August 6, 2013. On November 5, 2004 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 1,000,000 to 1,500,000 shares. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999, May 3, 2001 November 30, 2001, May 8, 2003, December 4, 2003, April 29, 2004, November 5, 2004, December
2, 2004, November 5, 2004 and December 2, 2004, nonqualified options for a total of 325,000, 26,000, 5,000, 8,000, 50,000, 75,000, 25,000, 196,500, 280,000,
45,000, 153,000, 45,000, and 153,000 common shares, respectively, were granted under the amended and restated 1998 Plan. The exercise prices of the options range from $0.63 to $5.28.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

Such options expire March 1, 2008 and became fully exercisable beginning March 1, 2005 at a price of $1.10 per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

Information regarding the stock options for fiscal 2005, 2004 and 2003 follows (shares in thousands):

                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ----------------------------------------------      ------------------------------
                                       WEIGHTED             AVERAGE            NUMBER OF        WEIGHTED
                                       AVERAGE             REMAINING             SHARES          AVERAGE
                          SHARES    EXERCISE PRICE      CONTRACTUAL LIFE      EXERCISABLE     EXERCISE PRICE
                          ------    --------------      ----------------      -----------     --------------
Options
outstanding at
June 30, 2003               451         $  2.03            7.2 years               295            $  2.42
Granted                     477            3.37            9.6 years               120               2.09
Exercisable                   -               -                    -                32               1.48
Exercised                  (143)           1.56                    -              (143)                 -
Expired                       -               -                    -                 -                  -
Forfeited                    (5)           1.72                    -                 -                  -
                          -----         -------           ----------              ----            -------
Options
outstanding at
June 30, 2004               780         $  2.94            8.0 years               304            $  2.65
Granted                     198            4.73            9.4 years                44               4.73
Exercisable                   -               -                    -               313               2.67
Exercised                   (16)           2.04                                    (16)              2.09
Expired                       -               -                    -                 -                  -
Forfeited                   (60)           1.30                    -               (17)                 -
                          -----         -------           ----------              ----            -------
Options
 outstanding at
June 30, 2005               902         $  3.30           7.32 years               628            $  2.84
                          -----         -------           ----------              ----            -------

Options for 214,500 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2005.

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a method of accounting for stock-based compensation that recognizes compensation cost based on the fair value of options at grant date. In lieu of applying this fair value based method, a company may elect to disclose only the pro forma effects of such application. The Company has adopted the disclosure-only provisions of SFAS No.
123. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for fiscal year

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

2005, 2004 and 2003 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                  2005          2004           2003
                                              -----------     ---------     ---------
Net earnings as reported                      $     5,345     $   7,171     $   5,206
Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax effects              588         1,047            74
Pro forma net earnings                        $     4,757     $   6,124     $   5,132
Earnings (loss) per share:
      As reported - Basic                     $      0.72     $    0.99     $    0.75
      As reported - Diluted                          0.70          0.98          0.75
      Pro forma -  Basic                      $      0.64     $    0.84     $    0.74
      Pro forma - Diluted                            0.62          0.84          0.74
                                              -----------     ---------     ---------

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005: dividend yield of 0%; expected volatility of 55.43%; risk free interest rate of 4.35%; and expected life of 10.0 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

NOTE 12 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through December 2010. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the years ended June 30, 2005, 2004 and 2003 totaled $0.9 million, $0.6 million and $1.9 million, respectively. Based on the current commitments, the Company estimates rent expense of $0.4 million for fiscal years through 2110.

The Company's de facto sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005, cost the Company approximately $40,000 per month through the remainder of the lease. The Company recognized a charge of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease and is included in discontinued operations. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan), which

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

NOTE 13 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare extended its contract with UAHC-TN through June 30, 2006 and has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

In September 2002, UAHC-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment, the State of Tennessee agreed to pay UAHC-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to a further agreement with UAHC-TN in October 2002, the State of Tennessee agreed to pay additional funds to UAHC-TN if future certified actuarial data confirm they are needed by UAHC-TN to meet its statutory net worth requirement as of June 30, 2002.

UAHC-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded in subsequent fiscal years as fiscal 2002 claims are processed. For the fiscal year ended June 30, 2005, an additional $0.02 million of such medical claims were processed, and the same amount was recognized as revenue by UAHC-TN pursuant to the State's TennCare amendment and further agreement discussed above in this Note 13.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

NOTE 14 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare-MI, ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003. Management expected to complete the signing of the sublease and the sale of assets by the third quarter of fiscal 2004; however, due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, the sale of assets did not occur, and the Company recorded a loss from discontinued operations of $0.7 million in fiscal year 2004. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

In connection with the November 1, 2002 termination of its OmniCare-MI management agreement, the Company recorded a $1.8 million loss from discontinued operations in the second quarter of fiscal 2003. Such loss was due in part to:
(i) a $0.6 million write-down of assets held for sale in excess of the anticipated selling price for the expected sale of assets described above; (ii) the above-described sublease, with a cost to the Company of approximately $0.04 million per month through the remainder of the lease, ending in May 2005, resulting in a loss of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease; and (iii) a bad debt charge of $0.3 million recorded because management determined the collectability of that amount of receivables from OmniCare-MI was doubtful. The recorded charges discussed above were offset by management fees from OmniCare-MI of $0.8 million.

Summarized selected financial information for the discontinued operations is as follows:

                                                                   2005            2004             2003
                                                              -------------    -------------    -------------
Management fees                                               $          -      $         -     $      3,395
                                                              ------------     ------------     ------------
Loss from discontinued operations net of zero income taxes    $       (129)    $       (700)    $     (2,127)
                                                              ============     ============     ============

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2005, 2004 AND 2003

NOTE 15 - SUBSEQUENT EVENTS

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") are parties to two escrow agreements under which the Company has funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002; and the other, in the amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. The escrow accounts will terminate August 5, 2007 or sooner in certain events, except if litigation is pursued by either party, in which event the escrow accounts will continue until the end of such litigation. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at this time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

NOTE 16- UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the years ended June 30, 2005 and 2004 (in thousands, except per share data):

                                                   THREE MONTHS ENDED
                             --------------------------------------------------
                             SEPT. 30,     DEC. 31,      MARCH 31,     JUNE 30,        TOTAL
                             ---------     --------      ---------     --------       -------
2005
Total revenues                $ 5,408       $ 5,399       $ 5,573       $ 5,699       $22,079
Net earnings                    1,466         1,930         1,516           433         5,345
Net earnings per common
share assuming dilution       $  0.19       $  0.26       $  0.19       $  0.05       $  0.69

2004
Total revenues                $ 5,728       $ 5,479       $ 5,547       $ 5,330       $22,084
Net earnings                      912         1,329         1,397         3,533         7,171
Net earnings per
common share
  assuming dilution           $  0.13       $  0.19       $  0.19       $  0.48       $  0.98

NOTE 17 - SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations is as follows (in thousands):

                                                           HMOS &
                                        MANAGEMENT     MANAGED PLANS     CORPORATE &      CONSOLIDATED
                                       COMPANIES (1)        (2)         ELIMINATIONS        COMPANY
                                       -------------   -------------   ---------------   -------------
  2005
Revenues - external customers             $      -        $ 20,939      $           -        $ 20,939
Revenues - intersegment                     18,763               -            (18,763)              -
Interest and other income                      285             856                  -           1,141
                                          --------        --------      -------------        --------
Total revenues                            $ 19,048        $ 21,795      $     (18,763)       $ 22,080
                                          ========        ========      =============        ========
Interest expense                          $      8               -                  -               8
Earnings from continuing operations          3,422           2,052                  -           5,474
Loss from discontinued operations             (129)              -                  -            (129)
Segment assets                              57,700          14,489            (47,955)         24,234
Purchase of equipment                            -               -                  -               -
Depreciation and amortization                  177               -                  -             177
                                          ========        ========      =============        ========
  2004
Revenues - external customers             $      -        $ 20,923      $           -        $ 20,923
Revenues - intersegment                     18,352               -            (18,352)              -
Interest and other income                      163             998                  -           1,161
                                          --------        --------      -------------        --------
Total revenues                            $ 18,515        $ 21,921      $     (18,352)       $ 22,084
                                          ========        ========      =============        ========
Interest expense                          $     66        $      -      $           -        $     66
Earnings from continuing operations          4,967           2,904                  -           7,871
Loss from discontinued operations             (700)              -                  -            (700)
Segment assets                              44,633          12,175            (36,727)         20,081
Purchase of equipment                           72               -                  -              72
Depreciation and amortization                  227               -                  -             227
                                          ========        ========      =============        ========
  2003
Revenues - external customers             $      -        $ 22,591      $           -        $ 22,591
Revenues - intersegment                     13,291               -            (13,291)              -
Interest and other income                      231           1,708                  -           1,939
                                          --------        --------      -------------        --------
Total revenues                            $ 13,522        $ 24,299      $     (13,291)       $ 24,530
                                          ========        ========      =============        ========
Interest expense                          $    140        $      -      $           -        $    140
Earnings (loss) from continuing
   operations                               (2,211)          9,544                  -           7,333
Loss from discontinued operations           (2,127)              -                  -          (2,127)
Segment assets                              30,416           9,987            (25,289)         15,114
Purchase of equipment                           68               -                  -              68
Depreciation and amortization                  296             344                  -             640

(1) Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

NOTE 17 - RECENTLY ENACTED PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 123(R), "Share-Based Payment", which is a replacement to SFAS No. 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123, as originally issued in 1995, established a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Publicly traded entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the financial statement impact of the adoption of SFAS No. 123(R).

SFAS No. 151, "Inventory Costs," which amends ARB No. 43 Chapter 4, "Inventory Pricing," was issued in November 2004. The amendments made by SFAS No. 151 provide clarity relating to abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage), which should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is expected to have no effect on the Company's financial condition or results of operations.

SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3," (SFAS No. 154) was issued in May 2005. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

                                  EXHIBIT INDEX

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                              REFERENCE TO                      HEREWITH
-------         -----------------------                         ----------------------                 --------
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
                Care, Inc. dated

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                              REFERENCE TO                      HEREWITH
-------         -----------------------                         ----------------------                 --------
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

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                              REFERENCE TO                      HEREWITH
-------         -----------------------                         ----------------------                 --------
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

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                              REFERENCE TO                      HEREWITH
-------         -----------------------                         ----------------------                 --------
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

10.23           Form of Stock Transfer Services         Exhibit 10.19 to Registrant's 1994 Form
                Agreement between Huntington            10-K
                National Bank and Registrant

10.24           Employment Agreement between Julius     Exhibit 10.15 to 1991 S-1
                V. Combs, M.D. and Registrant dated
                March 15, 1991

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                              REFERENCE TO                      HEREWITH
-------         -----------------------                         ----------------------                 --------
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

10.33           Agreement of Purchase and Sale of       Form 10-K filed October 14, 1997
                Stock, between CHF Acquisition,
                Inc. and the Registrant dated
                September 12, 1997

EXHIBIT                                                         INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                              REFERENCE TO                      HEREWITH
-------         -----------------------                         ----------------------                 --------
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

10.60           Amendment of Business Loan              Exhibit 10.60 to Registrant's 2002
                Agreement with Standard FederalBank     Form 10-K
                N.A., dated October 11,
                2002

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

10.63           United American Healthcare              Form 8-K filed January 11, 2005
                Corporation Supplemental Executive
                Retirement Plan

10.64           Severance Agreement dated as of         Form 10-Q filed April 28, 2005
                April 15, 2005 between United
                American of Tennessee, Inc and
                Osbie L. Howard

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

16.3            Concurring Letter regarding change      Form 8-K/A filed November 12, 1997
                in Certifying Accountants dated
                November 12, 1997, from Ernst &
                Young LLP

16.4            Concurring Letter regarding change      Form 8-K filed January 20, 1998
                in Certifying Accountants dated
                January

                16, 1998, from Arthur
                Andersen LLP

16.5            Letter of KPMG LLP dated March 5,       Form 8-KA filed March 10, 2003
                2003 to the Securities and Exchange
                Commission.

16.6            Letter dated November 22, 2004,         Form 8-K filed November 22, 2004
                from Follmer Rudzewicz PLC to the
                Securities and Exchange Commission

21              Subsidiaries of the Registrant

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

32.1            Certification of Chief Executive                                                           *
                Officer Pursuant to 18 U.S.C.
                Section 1350

32.2            Certification of Chief Financial                                                           *
                Officer Pursuant to 18 U.S.C.
                Section 1350

99.1            Press Release dated January 12, 1998    Form 8-K filed January 20, 1998

99.2            Press Release dated January             Form 8-K filed January 14, 2000
                6, 2000

99.3            Press release dated April 15, 2005.     Form 8-K filed April 15, 2005

99.3            Press release dated April 21, 2005.     Form 8-K filed April 21, 2005

99.4            Notice of Administrative                Form 8-K/A filed April 21, 2005
                Supervision issued by the
                Commissioner of the State of
                Tennessee Department of Commerce
                and Insurance, dated April 20, 2005.