Form 10-Q
period 2005-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2005-11-04
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2005
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

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF NOVEMBER 3, 2005 IS 7,475,235.

================================================================================

As filed with the Securities and Exchange Commission on November 4, 2005

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.

         Item 1. Unaudited Condensed Consolidated Financial Statements:
                 Condensed Consolidated Balance Sheets - September 30, 2005
                    and June 30, 2005.................................................     2
                 Condensed Consolidated Statements of Operations -Three months
                    ended September 30, 2005 and 2004.................................     3
                 Condensed Consolidated Statements of Cash Flows - Three months
                    ended September 30, 2005 and 2004.................................     4
                 Notes to the Unaudited Condensed Consolidated Financial Statements...     5

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................    11

         Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk.................................................    17

         Item 4. Controls and Procedures..............................................    17

PART II.

         Item 1. Legal Proceedings....................................................    18

         Item 5. Other Information....................................................    18

         Item 6. Exhibits.............................................................    19

SIGNATURES ...........................................................................    20

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   SEPTEMBER 30,
                                                                                        2005       JUNE 30,
                                                                                   (Unaudited)       2005
                                                                                   -------------   --------
ASSETS
Current assets
   Cash and cash equivalents                                                          $ 3,337      $ 9,843
   Marketable securities                                                                2,605        3,730
   Accounts receivable - State of Tennessee                                             1,240        1,360
   Other receivables                                                                      487          583
   Prepaid expenses and other                                                             197          172
   Deferred income taxes                                                                2,169        1,950
                                                                                      -------      -------
      Total current assets                                                             10,035       17,638
Property and equipment, net                                                               150          179
Goodwill                                                                                3,452        3,452
Marketable securities                                                                   7,110        2,380
Restricted Assets                                                                       2,721           --
Other assets                                                                              586          586
                                                                                      -------      -------
      Total assets                                                                    $24,054      $24,235
                                                                                      =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                                             $   156      $   172
   Accounts payable and accrued expenses                                                  904        1,096
   Accrued compensation and related benefits                                              446          711
   Accrued rent                                                                           135          235
   Other current liabilities                                                            1,529        1,538
                                                                                      -------      -------
      Total current liabilities                                                         3,170        3,752
                                                                                      -------      -------
Total liabilities                                                                       3,170        3,752
Shareholders' equity
   Preferred stock, 5,000,000 shares authorized; none issued                               --           --
      Common stock, no par, 15,000,000 shares authorized;  7,471,835 and
         7,450,235 issued and outstanding at September 30, 2005 and June 30,
         2005, respectively
                                                                                       12,583       12,476
   Retained earnings                                                                    8,448        8,047
   Accumulated other comprehensive loss, net of income taxes                             (147)         (40)
                                                                                      -------      -------
      Total shareholders' equity                                                       20,884       20,483
                                                                                      =======      =======
                                                                                      $24,054      $24,235
                                                                                      =======      =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          ------------------
                                                             2005     2004
                                                            ------   ------
REVENUES
   Fixed administrative fees                                $4,490    5,128
   Medical premiums                                             --       19
   Interest and other income                                    18      261
                                                            ------   ------
      Total revenues                                         4,508    5,408

EXPENSES
   Medical services                                             --       19
   General and administrative                                4,018    3,737
   Depreciation and amortization                                33       49
   Interest expense                                             --        8
                                                            ------   ------
      Total expenses                                         4,051    3,813
                                                            ------   ------
Earnings from continuing operations before income taxes        457    1,595
   Income tax expense                                           54       --
                                                            ------   ------
      EARNINGS FROM CONTINUING OPERATIONS                      403    1,595

DISCONTINUED OPERATIONS
   Loss from discontinued operations                            --     (129)
                                                            ------   ------
      NET EARNINGS                                          $  403   $1,466
                                                            ======   ======

NET EARNINGS PER COMMON SHARE - BASIC
   Earnings from continuing operations                      $ 0.05   $ 0.22
   Loss from discontinued operations                            --    (0.02)
                                                            ------   ------
   Net earnings per common share                            $ 0.05   $ 0.20
                                                            ======   ======
   Weighted average shares outstanding                       7,459    7,391
                                                            ======   ======
NET EARNINGS PER COMMON SHARE - DILUTED
   Earnings from continuing operations                      $ 0.05   $ 0.21
   Loss from discontinued operations                            --    (0.02)
                                                            ------   ------
   Net earnings per common share                            $ 0.05   $ 0.19
                                                            ======   ======
   Weighted average shares outstanding                       7,583    7,443
                                                            ======   ======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                               2005      2004
                                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                              $   403   $ 1,466
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      Net unrealized gain (loss) on investment                  (107)       23
      Depreciation and amortization                               33        49
      Deferred income taxes                                     (219)     (158)
      Stock awards                                                --      (183)
      Stock compensation expense                                  76        --
   Net changes in operating assets and liabilities              (391)     (388)
                                                             -------   -------
      Net cash provided by (used in) operating activities       (205)      809

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                          (6,326)   (2,632)
   Purchase of property and equipment                             (5)       --
   Proceeds from the sale of property and equipment               --       105
                                                             -------   -------
      Net cash used in investing activities                   (6,331)   (2,527)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                --      (722)
   Issuance of common stock                                       30       271
                                                             -------   -------
      Net cash provided by (used in) financing activities         30      (451)
                                                             -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (6,506)   (2,169)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,843     7,767
                                                             -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     3,337   $ 5,598
                                                             =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                             $    --   $     8
                                                             =======   =======
   Income taxes paid                                         $    30   $    58
                                                             =======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation and its wholly and majority-owned subsidiaries, together referred to as the "Company". All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                               2005    2004
                                                              -----   ------
Net earnings                                                  $ 403   $1,466
Net unrealized holding gains (losses), net of deferred
   federal income taxes                                        (107)      23
                                                              -----   ------
Comprehensive income                                          $ 296   $1,489
                                                              -----   ------

The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 2005 and June 30, 2005, include net unrealized holding gains and losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 4 - EFFECTIVE TAX RATE

The Company's effective tax rate for the three months ended September 30, 2005 is 12% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, now called UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2005 AND 2004

NOTE 6 - GOODWILL

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three months ended September 30, 2005 and 2004.

NOTE 7 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI"), ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003. Management expected to complete the signing of the sublease and the sale of assets by the third quarter of fiscal 2004; however, due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, the sale of assets did not occur, and the Company recorded a loss from discontinued operations of $0.7 million in fiscal year 2004. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2005 AND 2004

Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            ------------------
                                                              2005      2004
                                                              ----    -------
Loss from discontinued operations net of zero income taxes     $--    $(129)
                                                               ---    -----

NOTE 8 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Effective July 1, 2005 the Compensation Committee and Board of Directors approved the immediate termination of 115,922 non-vested stock options to the Company's directors and officers. The purpose of the termination was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of earnings, as a result of SFAS 123R. The pre-tax charge to be avoided totals approximately $650,581 which would have been recognized over fiscal years 2006 through 2008, and, accordingly, the Compensation Committee determined that the expense savings for these particular option agreements outweighed the objective of incentive compensation and retention.

Prior to fiscal year 2005, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three-month periods ended September 30, 2004 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2005 AND 2004

                          Three months ended
                             September 30,
                                 2004
                          ------------------
Net earnings:
   As reported                   $1,466
   Pro forma                     $1,466
Net earnings per share:
   As reported:
      Basic                      $ 0.20
      Diluted                      0.19
                                 ------
   Pro forma:
      Basic                      $ 0.20
      Diluted                      0.19
                                 ------

NOTE 9 - RESTRICTED ASSETS

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2005 AND 2004

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three-month periods ended September 30, 2005 and 2004, is as follows (in thousands):

                                                        HMOS &
                                        MANAGEMENT     MANAGED     CORPORATE &   CONSOLIDATED
                                      COMPANIES (1)   PLANS (2)   ELIMINATIONS      COMPANY
                                      -------------   ---------   ------------   ------------
         SEPTEMBER 30, 2005

Revenues - external customers            $    --       $ 4,490      $     --       $ 4,490
Revenues - intersegment                    4,041            --        (4,041)           --
Interest and other income                    (17)           35            --            18
                                         -------       -------      --------       -------
Total revenues                           $ 4,024       $ 4,525      $ (4,041)      $ 4,508
                                         =======       =======      ========       =======
Interest expense                         $    --       $    --      $     --       $    --
Earnings from continuing operations         (362)           --            --          (362)
Loss from discontinued operations             --            --            --            --
Segment assets                            59,021        14,683       (49,652)       24,052
Purchase of equipment                         --            --            --            --
Depreciation and amortization                 33            --            --            33
                                         -------       -------      --------       -------

         SEPTEMBER 30, 2004

Revenues - external customers            $    --       $ 5,147      $     --       $ 5,147
Revenues - intersegment                    4,615            --        (4,615)           --
Interest and other income                     75           186            --           261
                                         -------       -------      --------       -------
Total revenues                           $ 4,690       $ 5,333      $ (4,615)      $ 5,408
                                         =======       =======      ========       =======
Interest expense                         $     8       $    --      $     --       $     8
Earnings from continuing operations        1,174           421            --         1,595
Loss from discontinued operations           (129)           --            --          (129)
Segment assets                            48,558        12,652       (40,267)       20,943
Purchase of equipment                         --            --            --            --
Depreciation and amortization                 49            --            --            49
                                         =======       =======      ========       =======

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMOs and Managed Plans: UAHC Health Plan of Tennessee, Inc.

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), an HMO owned by the Company's wholly owned subsidiary. As of October 31, 2005 there were approximately 123,500 enrollees in UAHC-TN.

Total revenues decreased $0.9 million (17%) to $4.5 million for the quarter ended September 30, 2005, compared to $5.4 million for the quarter ended September 30, 2004, principally due to an amendment to UAHC-TN's contract with the State of Tennessee, doing business as TennCare. Through that amendment with an effective date of July 1, 2005, TennCare has implemented a reduction in capitated administrative fees and a modified risk arrangement with all its contracted managed care organizations (" MCOs"), including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

Total expenses increased $0.2 million (6%) to $4.1 million for the quarter ended September 30, 2005, compared to $3.8 million for the quarter ended September 30, 2004 principally due to an increase in costs associated with the administrative supervision order for UAHC-TN discussed further in "Liquidity and Capital Resources" below, legal fees associated with ongoing litigation, and an increase in claims processing costs.

Earnings from continuing operations before income taxes were $0.5 million and $1.6 million for the quarters ended September 30, 2005 and 2004, respectively. Earnings from continuing operations were $0.4 million, or $0.05 per basic share, for the quarter ended September 30, 2005, compared to earnings from continuing operations of $1.6 million, or $0.22 per basic share, for the quarter ended September 30, 2004. Such decrease in earnings from continuing operations of $1.2 million, or $0.17 per basic share, is principally due to a decrease in administrative fee revenue, coupled with an increase in general and administrative expenses discussed above.

There were no charges from discontinued operations for the three months ended September 30, 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to an expired sublease obligation for its former office premises in Detroit, Michigan.

Net earnings were $0.4 million, or $0.05 per basic share, for the three months ended September 30, 2005, compared to net earnings of $1.5 million, or $0.20 per basic share, for the three months ended September 30, 2004, principally due to a decrease in administrative fee revenue, coupled with an increase in general and administrative expenses discussed above.

              FOR THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

There were no medical premiums revenues in the three months ended September 30, 2005, a decrease of $0.02 million (100%) from $0.02 million in the three months ended September 30, 2004. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay UAHC-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million and additional funds were recorded in subsequent fiscal year financial statements as fiscal 2002 claims were processed.

Fixed administrative fees related to TennCare's below-described ASO program were $4.5 million for the quarter ended September 30, 2005, a decrease of $0.6 million (12%) from $5.1 million in the three months ended September 30, 2004. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare, effective July 1, 2005.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through subsequent amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a reduction in capitated administrative fees and has implemented a modified risk arrangement with all its contracted
MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

There were no medical services expenses in the three months ended September 30, 2005. The $0.02 million of medical services expenses in the three months ended September 30, 2004 represent fiscal 2002 claims processed and reimbursed by TennCare in the first quarter of fiscal 2005 as explained in the first paragraph above.

General and administrative expenses increased approximately $0.3 million (8%), to $4.0 million for the three months ended September 30, 2005 from $3.7 million for the three months ended September 30, 2004. The increase was principally due to an increase in costs associated with the administrative supervision order for UAHC-TN discussed further in "Liquidity and Capital Resources" below, legal fees associated with ongoing litigation, and an increase in claims processing costs.

Depreciation and amortization expense decreased $ 0.02 million (33%), to $0.03 million for the three months ended September 30, 2005 from $0.05 million for the three months ended September 30, 2004.

Income tax expense increased $0.05 million for the three months ended September 30, 2005 from the comparable period a year earlier. There was no income tax expense recorded for the three months ended September 30, 2004. The Company's effective tax rate for the three months ended September 30, 2005 is 12% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had (i) cash and cash equivalents and short-term marketable securities of $5.9 million, compared to $13.6 million at June 30, 2005; (ii) working capital of $6.9 million, compared to working capital of $13.9 million at June 30, 2005; and (iii) a current assets-to-current liabilities ratio of 3.17-to-1, compared to 4.70-to-1 at June 30, 2005. The principal use of funds for such most recent three month period was $6.3 million for the purchase of marketable securities. Cash flow was $(6.5) million for the three months ended September 30, 2005, compared to $(2.2) million for the comparable period a year earlier, principally due to the purchase of short-term marketable securities.

Accounts receivable decreased by $0.2 million at September 30, 2005 compared to June 30, 2005, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.03 million at September 30, 2005 compared to June 30, 2005, due to recording depreciation of $0.03 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.3 million at June 30, 2005. UAHC-TN had excess statutory net worth of $5.1 million at September 30, 2005.

UAHC-TN's application for a commercial HMO license in Tennessee was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program and reforms.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare has also begun disenrollment of non-medically needy adults who are not eligible for Medicaid from TennCare coverage statewide, and impose benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. The plans are expected to preserve full coverage for the 612,000 children on the program. As a result, UAHC-TN expects to lose only approximately 12,000 members beginning in the first quarter of fiscal year 2006, being its only working uninsured and uninsurable adult members.

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

Pursuant to a Notice of Administrative Supervision issued by the Commissioner of the State of Tennessee's Department of Commerce and Insurance on April 20, 2005, UAHC-TN was placed under administrative supervision of the Commissioner and "has until December 31, 2005 to demonstrate to the Commissioner's satisfaction" that its "continued operation and business, absent the supervision or other oversight by the Commissioner, is not hazardous, financially or operationally, to its enrollees, its creditors or the public."

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

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs, related to the modified risk arrangement for the TennCare program and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2005, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2005. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: November 4, 2005                 By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President & Chief
                                            Executive Officer


Dated: November 4, 2005                 By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
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