Form 10-Q
period 2005-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2006-01-26
CIK 867963

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

                     FOR THE PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ----                   ----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF JANUARY 25, 2006 IS 7,475,235

As filed with the Securities and Exchange Commission on January 26, 2006

================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
   Item 1.   Unaudited Condensed Consolidated Financial Statements:
             Condensed Consolidated Balance Sheets - December 31, 2005
                and June 30, 2005.....................................     2
             Condensed Consolidated Statements of Operations -Three
                and Six months ended December 31, 2005 and 2004.......     3
             Condensed Consolidated Statements of Cash Flows - Three
                and Six months ended December 31, 2005 and 2004.......     4
             Notes to the Unaudited Condensed Consolidated Financial
                Statements............................................     5
   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................    11
   Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk.....................................    17
   Item 4.   Controls and Procedures..................................    17

PART II.
   Item 1.   Legal Proceedings........................................    18
   Item 5.   Other Information........................................    18
   Item 6.   Exhibits.................................................    19

SIGNATURES   .........................................................    20

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                                   2005       JUNE 30,
                                                                (Unaudited)     2005
                                                               ------------   --------
ASSETS
Current assets
   Cash and cash equivalents                                     $ 3,796      $ 9,843
   Marketable securities                                           2,605        3,730
   Accounts receivable - State of Tennessee                        1,098        1,360
   Other receivables                                                 460          583
   Prepaid expenses and other                                        161          172
   Deferred income taxes                                           2,290        1,950
                                                                 -------      -------
      Total current assets                                        10,410       17,638
Property and equipment, net                                          135          179
Goodwill                                                           3,452        3,452
Marketable securities                                              7,140        2,380
Restricted Assets                                                  2,721           --
Other assets                                                         586          586
                                                                 -------      -------
      Total assets                                               $24,444      $24,235
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                        $   156      $   172
   Accounts payable and accrued expenses                             965        1,096
   Accrued compensation and related benefits                         407          711
   Accrued rent                                                       33          235
   Other current liabilities                                       1,440        1,538
                                                                 -------      -------
      Total current liabilities                                    3,001        3,752
                                                                 -------      -------
Total liabilities                                                  3,001        3,752
Shareholders' equity
   Preferred stock, 5,000,000 shares authorized; none issued          --           --
   Common stock, no par, 15,000,000 shares authorized;
      7,475,235 and 7,450,235 issued and outstanding at
      December 31, 2005 and June 30, 2005, respectively           12,665       12,476
   Retained earnings                                               8,890        8,047
   Accumulated other comprehensive loss, net of income taxes        (112)         (40)
                                                                 -------      -------
      Total shareholders' equity                                  21,443       20,483
                                                                 =======      =======
                                                                 $24,444      $24,235
                                                                 =======      =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                DECEMBER 31,         DECEMBER 31,
                                             ------------------   ----------------
                                               2005      2004      2005      2004
                                              ------    ------    ------   -------
REVENUES
   Fixed administrative fees                  $4,308    $5,253    $8,798   $10,381
   Medical premiums                               --         2        --        21
   Interest and other income                     183       144       201       405
                                              ------    ------    ------   -------
      Total revenues                           4,491     5,399     8,999    10,807

EXPENSES
   Medical services                               --         3        --        22
   General and administrative                  3,968     3,421     7,986     7,158
   Depreciation and amortization                  29        45        62        94
   Interest expense                               --        --        --         8
                                              ------    ------    ------   -------
      Total expenses                           3,997     3,469     8,048     7,282
                                              ------    ------    ------   -------
Earnings from continuing operations before
   income taxes                                  494     1,930       951     3,525
   Income tax expense                             54        --       108        --
                                              ------    ------    ------   -------
      EARNINGS FROM CONTINUING OPERATIONS        440     1,930       843     3,525

DISCONTINUED OPERATIONS
   Loss from discontinued operations              --        --        --      (129)
                                              ------    ------    ------   -------
      NET EARNINGS                            $  440    $1,930    $  843   $ 3,396
                                              ======    ======    ======   =======

NET EARNINGS  PER COMMON SHARE - BASIC
   Earnings from continuing operations        $ 0.06    $ 0.26    $ 0.11   $  0.48
   Loss from discontinued operations            0.00      0.00      0.00     (0.02)
                                              ------    ------    ------   -------
   Net earnings per common share              $ 0.06    $ 0.26    $ 0.11   $  0.46
                                              ======    ======    ======   =======
   Weighted average shares outstanding         7,474     7,409     7,464     7,400
                                              ======    ======    ======   =======

NET EARNINGS PER COMMON SHARE - DILUTED
   Earnings from continuing operations        $ 0.06    $ 0.26    $ 0.11   $  0.47
   Loss from discontinued operations            0.00      0.00      0.00     (0.02)
                                              ------    ------    ------   -------
   Net earnings per common share              $ 0.06    $ 0.26    $ 0.11   $  0.45
                                              ======    ======    ======   =======
   Weighted average shares outstanding         7,604     7,486     7,593     7,476
                                              ======    ======    ======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                      DECEMBER 31,
                                                                   -----------------
                                                                     2005      2004
                                                                   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                    $   843   $ 3,396
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Loss on disposal of assets                                         4        --
      Realized (loss) gain on investment                               (72)       15
      Depreciation and amortization                                     62        94
      Deferred income taxes                                           (340)     (288)
      Stock awards                                                     155        57
   Net changes in operating assets and liabilities                    (355)   (1,190)
                                                                   -------   -------
      Net cash provided by operating activities                        297     2,084

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                                (6,356)   (2,621)
   Sale/(Purchase) of property and equipment                           (22)      105
                                                                   -------   -------
      Net cash used in investing activities                         (6,378)   (2,516)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                      --      (722)
   Issuance of common stock                                             34        31
                                                                   -------   -------
      Net cash used in financing activities                             34      (691)
                                                                   -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (6,047)   (1,123)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     9,843     7,767
                                                                   -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 3,796   $ 6,644
                                                                   =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                        --         8
                                                                   -------   -------
   Income taxes paid                                               $    30   $   281
                                                                   =======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2005 AND 2004

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                         Three months ended   Six months ended
                                            December 31,         December 31,
                                         ------------------   ----------------
                                            2005    2004        2005    2004
                                            ----   ------       ----   ------
Net earnings                                $440   $1,930       $843   $3,396
Unrealized holding gains (losses), net
   of deferred federal income taxes           35        5        (72)      28
                                            ----   ------       ----   ------
Comprehensive income                        $405   $1,935       $771   $3,424
                                            ----   ------       ----   ------

The components of accumulated other comprehensive income, included in shareholders' equity at December 31, 2005 and June 30, 2005, include net unrealized holding gains and losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 4 - EFFECTIVE TAX RATE

The Company's effective tax rate for the three months ended December 31, 2005 is 11% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, now called UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2005 AND 2004

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three months ended December 31, 2005 and 2004.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2005 AND 2004

Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                    Three months ended   Six months ended
                                       December 31,        December 31,
                                    ------------------   ---------------
                                        2005   2004       2005    2004
                                        ----   ----       ----   -----
Loss from discontinued operations
   net of zero income taxes              $--    $--        $--   $(129)
                                         ---    ---        ---   -----

NOTE 8 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

Effective July 1, 2005 the Compensation Committee and Board of Directors approved the immediate termination of 115,922 non-vested stock options to the Company's directors and officers. The purpose of the termination was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of earnings, as a result of SFAS No. 123(R). The pre-tax charge to be avoided totals approximately $650,581 which would have been recognized over fiscal years 2006 through 2008, and, accordingly, the Compensation Committee determined that the expense savings from the termination for these particular option agreements outweighed the objective of incentive compensation and retention.

Prior to fiscal year 2005, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and six-month periods ended December 31, 2004 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2005 AND 2004

                              THREE           SIX
                             MONTHS         MONTHS
                              ENDED          ENDED
                          DECEMBER 31,   DECEMBER 31,
                              2004           2004
                          ------------   ------------
Net earnings:
   As reported               $1,930         $3,396
   Pro forma                 $1,342         $2,808
Net earnings per share:
   As reported:
      Basic                  $ 0.26         $ 0.46
      Diluted                  0.26           0.45
                             ------         ------
   Pro forma:
      Basic                  $ 0.18         $ 0.38
      Diluted                  0.18           0.38
                             ------         ------

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2005 AND 2004

that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2005 AND 2004

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three-month periods ended December 31, 2005 and 2004, is as follows (in thousands):

                                       MANAGEMENT          HMO &          CORPORATE &   CONSOLIDATED
                                      COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
                                      -------------   ----------------   ------------   ------------
DECEMBER 31, 2005
Revenues - external customers            $    --           $ 8,798         $     --       $ 8,798
Revenues - intersegment                    7,958                --           (7,958)           --
Interest and other income                     95               106               --           201
                                         -------           -------         --------       -------
Total revenues                           $ 8,053           $ 8,904         $ (7,958)      $ 8,999
                                         =======           =======         ========       =======
Interest expense                         $    --           $    --         $     --       $    --
Earnings from continuing operations          463               380               --           843
Loss from discontinued operations             --                --               --            --
Segment assets                            59,496            14,938          (49,990)       24,444
Purchase of equipment                         --                --               --            --
Depreciation and amortization                 62                --               --            62

DECEMBER 31, 2004
Revenues - external customers            $    --           $10,403         $     --       $10,403
Revenues - intersegment                    9,343                --           (9,343)           --
Interest and other income                    147               257               --           404
                                         -------           -------         --------       -------
Total revenues                           $ 9,490           $10,660         $ (9,343)      $10,807
                                         =======           =======         ========       =======
Interest expense                         $     8           $    --         $     --       $     8
Earnings from continuing operations        2,742               783               --         3,525
Loss from discontinued operations           (129)               --               --          (129)
Segment assets                            51,632            13,027          (42,483)       22,176
Purchase of equipment                         --                --               --            --
Depreciation and amortization                 94                --               --            94

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), an HMO owned by the Company's wholly owned subsidiary. As of December 31, 2005 there were approximately 123,500 enrollees in UAHC-TN.

Total revenues decreased $0.9 million (17%) to $4.5 million for the quarter ended December 31, 2005, compared to $5.4 million for the quarter ended December 31, 2004, principally due to an amendment to UAHC-TN's contract with the State of Tennessee, doing business as TennCare. Through that amendment with an effective date of July 1, 2005, TennCare has implemented a reduction in capitated administrative fees and a modified risk arrangement with all its contracted managed care organizations (" MCOs"), including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

Total expenses increased $0.5 million (15%) to $4.0 million for the quarter ended December 31, 2005, compared to $3.5 million for the quarter ended December 31, 2004 principally due to an increase in costs associated with the administrative supervision order for UAHC-TN which expired on December 31, 2005, discussed further in "Liquidity and Capital Resources" below, legal fees associated with ongoing litigation, and an increase in claims processing costs.

Earnings from continuing operations before income taxes were $0.5 million and $1.9 million for the quarters ended December 31, 2005 and 2004, respectively. Earnings from continuing operations were $0.4 million, or $0.06 per basic share, for the quarter ended December 31, 2005, compared to earnings from continuing operations of $1.9 million, or $0.26 per basic share, for the quarter ended December 31, 2004. Such decrease in earnings from continuing operations of $1.5 million, or $0.20 per basic share, is principally due to a decrease in administrative fee revenue, coupled with an increase in general and administrative expenses discussed above.

There were no charges from discontinued operations for the three months ended December 31, 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to an expired sublease obligation for its former office premises in Detroit, Michigan.

Net earnings were $0.4 million, or $0.06 per basic share, for the three months ended December 31, 2005, compared to net earnings of $1.9 million, or $0.26 per basic share, for the three months ended December 31, 2004, principally due to a decrease in administrative fee revenue, coupled with an increase in general and administrative expenses discussed above.

              FOR THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2004

There were no medical premiums revenues in the three months ended December 31, 2005, a decrease of $0.02 million (100%) from $0.02 million in the three months ended December 31, 2004. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay UAHC-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million and additional funds were recorded in subsequent fiscal year financial statements as fiscal 2002 claims were processed.

Fixed administrative fees related to TennCare's below-described ASO program were $4.3 million for the quarter ended December 31, 2005, a decrease of $0.9 million (18%) from $5.2 million in the three months ended December 31, 2004. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare, effective July 1, 2005.

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

There were no medical services expenses in the three months ended December 31, 2005. The $0.02 million of medical services expenses in the three months ended December 31, 2004 represent fiscal 2002 claims processed and reimbursed by TennCare in the first quarter of fiscal 2005 as explained in the first paragraph above.

General and administrative expenses increased approximately $0.6 million (16%), to $4.0 million for the three months ended December 31, 2005 from $3.4 million for the three months ended December 31, 2004. The increase was principally due to an increase in costs associated with the administrative supervision order for UAHC-TN which expired on December 31, 2005, discussed further in "Liquidity and Capital Resources" below, legal fees associated with ongoing litigation, and an increase in claims processing costs.

Depreciation and amortization expense decreased $ 0.02 million (36%), to $0.03 million for the three months ended December 31, 2005 from $0.05 million for the three months ended December 31, 2004.

Income tax expense increased $0.05 million for the three months ended December 31, 2005 from the comparable period a year earlier. There was no income tax expense recorded for the three months ended December 31, 2004. The Company's effective tax rate for the three months ended December 31, 2005 is 11% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

               FOR SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 2004

Total revenues decreased $1.8 million (17%), to $9.0 million for the six months ended December 31, 2005 from $10.8 million for the six months ended December 31, 2004 principally as the result of a change in the reimbursement system of TennCare, as discussed above.

There were no medical premiums revenues recorded for the six months ended December 31, 2005, a decrease of $0.02 million (100%) from medical premiums revenues of $0.02 million for the six months ended December 31, 2004. The decrease came from UAHC-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through June 30, 2005.

Fixed administrative fees related to the ASO program were $8.8 million for the six months ended December 31, 2005, a decrease of $1.6 million (15%) from fixed administrative fees of $10.4 million for the six months ended December 31, 2004. The increase in fixed administrative fees is principally due to a slight increase in members.

Total expenses were $8.0 million for the six months ended December 31, 2005, compared to $7.3 million for the six months ended December 31, 2004, a increase of $0.7 million (11%). The decreases were principally due to the TennCare ASO program for UAHC-TN discussed above.

There were no medical services expenses recorded in the six months ended December 31, 2005, a decrease of $0.2 million (100%), as compared with medical services expenses of $0.02 million in the six months ended December 31, 2004. The $0.02 million of medical services expenses recorded in fiscal year 2005 represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in the first paragraph under the above heading "For Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004."

General and administrative expenses were $8.0 million for the six-month period ended December 31, 2005, as compared with general and administrative expenses of $7.2 million for the comparable period a year earlier, an increase of $0.8 million (11%). The increase is principally due to legal fees associated with ongoing litigation, and an increase in claims processing costs.

Depreciation and amortization expense decreased $0.03 million (34%), to $0.06 million for the six months ended December 31, 2005 from $0.09 million for the six months ended December 31, 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had (i) cash and cash equivalents and short-term marketable securities of $6.4 million, compared to $13.6 million at June 30, 2005; (ii) working capital of $7.4 million, compared to working capital of $13.7 million at June 30, 2005; and (iii) a current assets-to-current liabilities ratio of 3.47-to-1, compared to 4.70-to-1 at June 30, 2005. The principal use of funds for the most recent six month period was $6.4 million for the purchase of marketable securities. Cash flow was $(6.0) million for the six months ended December 31, 2005, compared to $(1.1) million for the comparable period a year earlier, principally due to the purchase of marketable securities and funding of restricted assets.

Accounts receivable decreased by $0.4 million at December 31, 2005 compared to June 30, 2005, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.04 million at December 31, 2005 compared to June 30, 2005, due to recording depreciation of $0.06 million offset by equipment purchases of $0.02 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.3 million at June 30, 2005. UAHC-TN had excess statutory net worth of approximately $4.0 million at December 31, 2005.

UAHC-TN's application for a commercial HMO license in Tennessee was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program and reforms.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare has also began disenrollment of non-medically needy adults who are not eligible for Medicaid from TennCare coverage statewide, and impose benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. The plans are expected to preserve full coverage for the 612,000 children on the program. As a result, UAHC-TN expects to lose only approximately 12,000 members beginning in the first quarter of fiscal year 2006, being its only working uninsured and uninsurable adult members.

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

UAHC-TN is no longer subject to the Notice and order of administrative supervision that the Commissioner of the State of Tennessee's Department of Commerce and Insurance had issued to it on April 20, 2005. That notice and order expired in accordance with its terms on December 31, 2005. Meanwhile, the State of Tennessee in August 2005 extended UAHC-TN's TennCare contract through June 30, 2006, by an amendment to the contract effective as of July 1, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2005. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: January 26, 2006                 By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President & Chief
                                            Executive Officer


Dated: January 26, 2006                 By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX

EX     DESCRIPTION
--     -----------
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