Form 10-Q
period 2006-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2006-04-27
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF APRIL 24, 2006 IS 7,490,235

As filed with the Securities and Exchange Commission on April 27, 2006

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS




                                                                                                                      PAGE
PART I.

         Item 1.    Unaudited Condensed Consolidated Financial Statements:
                    Condensed Consolidated Balance Sheets -- March 31, 2006
                      and June 30, 2005.................................................................................2
                    Condensed Consolidated Statements of Operations --Three and Nine months ended March 31, 2006 and 2005.....................................................................3
                    Condensed Consolidated Statements of Cash Flows --Nine months ended March 31, 2006 and 2005.....................................................................4
                    Notes to the Unaudited Condensed Consolidated Financial Statements..................................5

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..............................................................12

         Item 3.    Quantitative and Qualitative Disclosures
                      About Market Risk................................................................................17

         Item 4.    Controls and Procedures............................................................................18

PART II.

         Item 1.    Legal Proceedings..................................................................................19

         Item 5.    Other Information..................................................................................19

         Item 6.    Exhibits...........................................................................................20

SIGNATURES.............................................................................................................21

PART I.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           MARCH 31,          JUNE 30,
                                                                             2006              2005
                                                                         (Unaudited)
                                                                         ------------      ------------
ASSETS
Current assets
  Cash and cash equivalents                                              $      4,091      $      9,843
   Marketable securities                                                        2,605             3,730
   Accounts receivable -- State of Tennessee                                    1,162             1,360
   Other receivables                                                              493               583
   Prepaid expenses and other                                                     200               172
   Deferred income taxes                                                        2,421             1,950
                                                                         ------------      ------------
     Total current assets                                                      10,972            17,638

Property and equipment, net                                                       168               179
Intangible assets, net                                                          3,452             3,452
Marketable securities                                                           7,109             2,380
Restricted Assets                                                               2,721                --
Other assets                                                                      586               586
                                                                         ------------      ------------
     Total assets                                                        $     25,008      $     24,235
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Medical claims payable                                                 $        156      $        172
  Accounts payable and accrued expenses                                           834             1,096
  Accrued compensation and related benefits                                       380               711
  Accrued rent                                                                     33               235
  Other current liabilities                                                     1,655             1,538
                                                                         ------------      ------------
     Total current liabilities                                                  3,058             3,752
                                                                         ------------      ------------
Total liabilities                                                               3,058             3,752

Shareholders' equity
  Preferred stock, 5,000,000 shares authorized; none issued                        --                --
  Common stock, no par, 15,000,000 shares authorized; 7,490,235 and
     7,450,235 issued and outstanding at March 31, 2006 and June 30,
     2005, respectively                                                        12,774            12,476
  Retained earnings                                                             9,323             8,047
  Accumulated other comprehensive loss, net of income taxes                      (147)              (40)
                                                                         ------------      ------------
    Total shareholders' equity                                                 21,950            20,483
                                                                         ============      ============
                                                                         $     25,008      $     24,235
                                                                         ============      ============


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                MARCH 31,                    MARCH 31,
                                                      -------------------------      -------------------------
                                                         2006           2005            2006           2005
                                                      ----------     ----------      ----------     ----------
REVENUES
  Fixed administrative fees                           $    4,158     $    5,201      $   12,956     $   15,582

  Medical premiums                                            --             --              --             22
  Interest and other income                                  121            372             322            776
                                                      ----------     ----------      ----------     ----------
       Total revenues                                      4,279          5,573          13,278         16,380

EXPENSES
  Medical services                                            --             --              --             22
  General and administrative                               3,759          3,705          11,745         10,863
  Depreciation and amortization                               33             40              95            134
  Interest expense                                            --             --              --              8
                                                      ----------     ----------      ----------     ----------
       Total expenses                                      3,792          3,745          11,840         11,027
                                                      ----------     ----------      ----------     ----------
Earnings from continuing operations before income            487          1,828           1,438          5,353
taxes
  Income tax expense                                          54            312             162            312
                                                      ----------     ----------      ----------     ----------
      EARNINGS FROM CONTINUING OPERATIONS                    433          1,516           1,276          5,041

DISCONTINUED OPERATIONS
  Loss from discontinued operations                                          --                           (129)
                                                      ----------     ----------      ----------     ----------
      NET EARNINGS                                    $      433     $    1,516      $    1,276     $    4,912
                                                      ==========     ==========      ==========     ==========

NET EARNINGS  PER COMMON SHARE -- BASIC
  Earnings from continuing operations                 $     0.06     $     0.20      $     0.17     $     0.68
  LOSS FROM DISCONTINUED OPERATIONS                         0.00           0.00            0.00          (0.02)
                                                      ----------     ----------      ----------     ----------
  Net earnings per common share                       $     0.06     $     0.20      $     0.17     $     0.66
                                                      ==========     ==========      ==========     ==========
  Weighted average shares outstanding                      7,476          7,435           7,467          7,412
                                                      ==========     ==========      ==========     ==========

NET EARNINGS PER COMMON SHARE - DILUTED
  Earnings from continuing operations                 $     0.06     $     0.20      $     0.17     $     0.67
  LOSS FROM DISCONTINUED OPERATIONS                         0.00           0.00            0.00          (0.02)
                                                      ----------     ----------      ----------     ----------
  Net earnings per common share                       $     0.06     $     0.20      $     0.17     $     0.65
                                                      ==========     ==========      ==========     ==========
  Weighted average shares outstanding                      7,607          7,516           7,598          7,488
                                                      ==========     ==========      ==========     ==========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2006             2005
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                $     1,276      $     4,912
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Gain on disposal of assets                                                         --               --
     Unrealized loss on investment                                                    (107)             (16)
     Depreciation and amortization                                                      95              134
     Deferred income taxes                                                            (471)            (111)
     Stock awards                                                                      233              219
   Net changes in assets and liabilities                                              (434)          (1,455)
                                                                               -----------      -----------
           Net cash provided by operating activities                                   592            3,683

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of marketable securities                                                (6,325)          (2,586)
   Sale (Purchase) of property and equipment                                           (84)             102
                                                                               -----------      -----------
           Net cash used in investing activities                                    (6,409)          (2,484)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments made on long-term debt                                                      --             (847)
   Issuance of common stock                                                             65               31
                                                                               -----------      -----------
           Net cash used in financing activities                                        65             (816)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (5,752)             383
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     9,843            7,767
                                                                               -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     4,091      $     8,150
                                                                               ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                               $        --      $         8
                                                                               ===========      ===========
   Income taxes paid                                                                    63              337
                                                                               ===========      ===========


See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2006 AND 2005

NOTE 1 -- BASIS OF PREPARATION

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

NOTE 2 -- COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                 Three months ended                 Nine months ended
                                                       March 31,                         March 31,
                                              ----------------------------      ----------------------------
                                                 2006             2005             2006             2005
                                              -----------      -----------      -----------      -----------
Net earnings                                  $       433      $     1,516      $     1,276      $     4,912
Unrealized holding gains (losses), net of
     deferred federal income taxes                    (35)             (31)            (107)             (16)
                                              -----------      -----------      -----------      -----------
Comprehensive income                          $       398      $     1,169      $     1,129      $     4,896
                                              ===========      ===========      ===========      ===========


The components of accumulated other comprehensive income, included in shareholders' equity at March 31, 2006 and June 30, 2005, include net unrealized holding gains and losses, net of deferred federal income taxes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2006 AND 2005

NOTE 3 -- NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 4 -- EFFECTIVE TAX RATE

The Company's effective tax rate for the three months ended March 31, 2006 is 11% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

NOTE 5 -- CONTRACTUAL RISK AGREEMENT

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2006 AND 2005

recorded in fiscal 2002 financial statements but have been recorded in subsequent fiscal years as fiscal 2002 claims are processed.

NOTE 6 -- GOODWILL

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three months ended March 31, 2006 and 2005.

NOTE 7 -- DISCONTINUED OPERATIONS

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2006 AND 2005


Summarized selected financial information for the discontinued operations is as follows (in thousands):

                                                    Three months ended           Nine months ended
                                                         March 31,                   March 31,
                                                  -----------------------     -----------------------
                                                     2006          2005          2006          2005
                                                  ---------     ---------     ---------     ---------
Loss from discontinued operations net of zero
      income taxes                                $      --     $      --     $      --     $    (129)
                                                  ---------     ---------     ---------     ---------

NOTE 8 -- STOCK OPTION PLANS

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

Effective July 1, 2005 the Compensation Committee and Board of Directors approved the immediate termination of 111,750 non-vested stock options to the Company's directors and officers. The purpose of the termination was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of earnings, as a result of SFAS No. 123(R). The pre-tax charge to be avoided totals approximately $650,581 which would have been recognized over fiscal years 2006 through 2008, and, accordingly, the Compensation Committee determined that the expense savings from the termination for these particular option agreements outweighed the objective of incentive compensation and retention.

Prior to fiscal year 2005, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three and nine-month periods ended March 31, 2005 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2006 AND 2005


                              THREE MONTHS      NINE MONTHS
                                 ENDED            ENDED
                               MARCH 31,         MARCH 31,
                                 2005              2005
                            --------------     --------------
Net earnings:
   As reported              $        1,516     $        4,912
   Pro forma                $        1,516     $        4,324
Net earnings per share:
   As reported:
         Basic              $         0.20     $         0.66
         Diluted                      0.20               0.66
                            --------------     --------------

   Pro forma:
         Basic              $         0.20     $         0.58
         Diluted                      0.20               0.58
                            --------------     --------------

NOTE 9 -- RESTRICTED ASSETS

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2006 AND 2005



that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2006 AND 2005


NOTE 10 -- UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine-month periods ended March 31, 2006 and 2005, is as follows (in thousands):

                                               MANAGEMENT       HMO & MANAGED      CORPORATE &        CONSOLIDATED
        MARCH 31, 2006                       COMPANIES (1)         PLAN (2)       ELIMINATIONS          COMPANY
                                             -------------      -------------     -------------      -------------

Revenues -- external customers               $          --      $      12,956     $          --      $      12,956
Revenues -- intersegment                            11,625                 --           (11,625)                --
Interest and other income                               81                241                --                323
                                             -------------      -------------     -------------      -------------
Total revenues                               $      11,707      $      13,197     $     (11,625)     $      13,279
                                             =============      =============     =============      =============

Interest expense                             $          --      $          --     $          --      $          --
Earnings (loss) from continuing
   operations                                          500                388                --                888
Loss (gain) from discontinued operations                --                 --                --                 --
Segment assets                                      60,020             15,426           (50,438)            25,008
Purchase of equipment                                   84                 --                --                 84
Depreciation and amortization                           95                 --                --                 95
                                             =============      =============     =============      =============

        MARCH 31, 2005

Revenues -- external customers               $          --      $      15,604     $          --      $      15,604
Revenues -- intersegment                            14,024                 --           (14,024)                --
Interest and other income                              302                474                --                776
                                             -------------      -------------     -------------      -------------
Total revenues                               $      14,326      $      16,078     $     (14,024)     $      16,380
                                             =============      =============     =============      =============

Interest expense                             $           8      $          --     $          --      $           8
Earnings from continuing operations                    559                 --                --                559
Loss from discontinued operations                     (129)                --                --               (129)
Segment assets                                      54,620             13,573           (44,916)            23,277
Purchase of equipment                                   --                 --                --                 --
Depreciation and amortization                          134                 --                --                134
                                             =============      =============     =============      =============

----------

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), an HMO owned by the Company's wholly owned subsidiary. As of March 31, 2006 there were approximately 116,500 enrollees in UAHC-TN.

Total revenues decreased $1.3 million (23%) to $4.3 million for the quarter ended March 31, 2006, compared to $5.6 million for the quarter ended March 31, 2005, principally due to an amendment to UAHC-TN's contract with the State of Tennessee, doing business as TennCare. Through that amendment with an effective date of July 1, 2005, TennCare has implemented a reduction in capitated administrative fees and a modified risk arrangement with all its contracted managed care organizations ("MCOs"), including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

Total expenses were $3.76 million for the quarter ended March 31, 2006, compared to $3.71 million for the quarter ended March 31, 2005, unchanged.

Earnings from continuing operations before income taxes were $0.5 million and $1.8 million for the quarters ended March 31, 2006 and 2005, respectively. Earnings from continuing operations were $0.4 million, or $0.06 per basic share, for the quarter ended March 31, 2006, compared to earnings from continuing operations of $1.5 million, or $0.20 per basic share, for the quarter ended March 31, 2005. Such decrease in earnings from continuing operations of $1.1 million, or $0.14 per basic share, is principally due to a decrease in administrative fee revenue and disenrollment of non-medically needy uninsured adult enrollees.

There were no charges from discontinued operations for the three months ended March 31, 2006. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to an expired sublease obligation for its former office premises in Detroit, Michigan.

Net earnings were $0.4 million, or $0.06 per basic share, for the three months ended March 31, 2006, compared to net earnings of $1.5 million, or $0.20 per basic share, for the three months ended March 31, 2005, principally due to a decrease in administrative fee revenue, coupled with the member disenrollment discussed above.

                FOR THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2005

There were no medical premiums revenues in the three months ended March 31, 2006, or in the three months ended March 31, 2005. Medical premiums revenues relate to an amended contractual risk agreement in which TennCare agreed to pay UAHC-TN up to $7.5 million and additional funds as necessary to meet its statutory net worth requirement as of June 30, 2002. Such $7.5 million and additional funds were recorded in subsequent fiscal year financial statements as fiscal 2002 claims were processed.

Fixed administrative fees related to TennCare's below-described ASO program were $4.2 million for the quarter ended March 31, 2006, a decrease of $1.0 million (20%) from $5.2 million in the three months ended March 31, 2005. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare, effective July 1, 2005.

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

There were no medical services expenses in the three months ended March 31, 2006, or in the three months ended March 31, 2005.

General and administrative expenses were unchanged at $3.76 million for the three months ended March 31, 2006 from $3.71 million for the three months ended March 31, 2005.

Depreciation and amortization expense decreased $ 0.007 million (18%), to $0.03 million for the three months ended March 31, 2006 from $0.04 million for the three months ended March 31, 2005.

Income tax expense decreased $0.2 million (83%), to $0.1 million for the three months ended March 31, 2006 from $0.3 million for the three months ended March 31, 2006. The Company's effective tax rate for the three months ended March 31, 2006 is 11% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

                FOR NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 2005

Total revenues decreased $3.1 million (19%), to $13.3 million for the nine months ended March 31, 2006 from $16.4 million for the nine months ended March 31, 2005 principally as the result of a change in the reimbursement system of TennCare, as discussed above.

There were no medical premiums revenues recorded for the nine months ended March 31, 2006, a decrease of $0.02 million (100%) from medical premiums revenues of $0.02 million for the nine months ended March 31, 2005. The decrease came from UAHC-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through June 30, 2005.

Fixed administrative fees related to the ASO program were $13.0 million for the nine months ended March 31, 2006, a decrease of $2.6 million (17%) from fixed administrative fees of $15.6 million for the nine months ended March 31, 2005. The increase in fixed administrative fees is principally due to a slight increase in members.

There were no medical services expenses recorded in the nine months ended March 31, 2006, a decrease of $0.02 million (100%), as compared with medical services expenses of $0.02 million in the nine months ended March 31, 2005. The $0.02 million of medical services expenses recorded in fiscal year 2005 represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in the first paragraph under the above heading "For Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005."

General and administrative expenses were $11.7 million for the nine-month period ended March 31, 2006, as compared with general and administrative expenses of $10.9 million for the comparable period a year earlier, an increase of $0.9 million (8%). The increase is principally due to legal fees associated with ongoing litigation, and an increase in claims processing costs.

Depreciation and amortization expense decreased $0.04 million (29%), to $0.06 million for the nine months ended March 31, 2006 from $0.1 million for the nine months ended March 31, 2005.

Total expenses were $11.8 million for the nine months ended March 31, 2006, compared to $11.0 million for the nine months ended March 31, 2005, a decrease of $0.8 million (7%). The increase is principally due to legal fees associated with ongoing litigation, and an increase in claims processing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had (i) cash and cash equivalents and short-term marketable securities of $6.7 million, compared to $11.8 million at June 30, 2005; (ii) working capital of $7.9 million, compared to working capital of $13.9 million at June 30, 2005; and (iii) a current assets-to-current liabilities ratio of 3.59-to-1, compared to 4.70-to-1 at June 30, 2005. The principal use of funds for the most recent six-month period was $6.3 million for the purchase of marketable securities. Cash flow was $(5.7) million for the nine months ended March 31, 2006, compared to $0.4 million for the comparable period a year earlier, principally due to the purchase of marketable securities and funding of restricted assets.

Accounts receivable decreased by $0.3 million at March 31, 2006 compared to June 30, 2005, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.01 million at March 31, 2006 compared to June 30, 2005, due to recording depreciation of $0.1 million offset by equipment purchases of $0.09 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.5 million at March 31, 2005. UAHC-TN had excess statutory net worth of approximately $3.9 million at March 31, 2006.

UAHC-TN's application for a commercial HMO license in Tennessee was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program and reforms.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through March 31, 2005, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare has also begun disenrollment of non-medically needy adults who are not eligible for Medicaid from TennCare coverage statewide, and additional benefit limits on the 396,000 adults left in the program who are eligible for Medicaid are pending. The plans are expected to preserve full coverage for the 612,000 children on the program. As a result, UAHC-TN lost approximately 12,000 members beginning in the first quarter of fiscal year 2006.

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

UAHC-TN is no longer subject to the Notice and order of administrative supervision that the Commissioner of the State of Tennessee's Department of Commerce and Insurance had issued to it on April 20, 2005. That notice and order expired in accordance with its terms on March 31, 2006. Meanwhile, the State of Tennessee in August 2005 extended UAHC-TN's TennCare contract through June 30, 2006, by an amendment to the contract effective as of July 1, 2005.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2006, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of March 31, 2006. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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


                                       UNITED AMERICAN HEALTHCARE CORPORATION


Dated: April 27, 2006                  By: /s/ William C. Brooks
                                           -------------------------------------
                                           William C. Brooks
                                           Chairman, President & Chief Executive
                                             Officer

Dated: April 27, 2006                  By: /s/ Stephen D. Harris
                                           -------------------------------------
                                           Stephen D. Harris
                                           Chief Financial Officer & Treasurer

                                  EXHIBIT INDEX


EX NO.   DESCRIPTION
------   -----------
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