Form 10-Q/A
period 2006-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2006-06-09
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q/A
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2006
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

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q/A

                                TABLE OF CONTENTS




                                                                                                                      PAGE

                    Explanatory Note....................................................................................2

PART II.

         Item 6.    Exhibits............................................................................................5

SIGNATURES..............................................................................................................4

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006, originally filed on April 27, 2006 (the "Original Filing"). The Company is filing this Amendment solely in order to correct certain figures in "Note 10 - Unaudited Segment Financial Information" to the unaudited condensed consolidated financial statements, which resulted from an incorrect formula in the software used to compute such data. Specifically, this Amendment replaces such Note 10 in its entirety, containing the corrected figures: (A) for the nine-month period ended March 31, 2006, in the lines for "Interest and other income," "Total revenues," "Earnings from continuing operations" and "Purchase of equipment"; and (B) for the nine-month period ended March 31, 2005, in the lines for "Interest expense," "Earnings from continuing operations" and "Segment assets." No other parts of the Original Filing presented incorrect information. Accordingly, the remainder of the Original Filing has not been refiled.

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


NOTE 10 -- UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine-month periods ended March 31, 2006 and 2005, is as follows (in thousands):

                                               MANAGEMENT       HMO & MANAGED      CORPORATE &        CONSOLIDATED
        MARCH 31, 2006                       COMPANIES (1)         PLAN (2)       ELIMINATIONS          COMPANY
                                             -------------      -------------     -------------      -------------

Revenues -- external customers               $          --      $      12,956     $          --      $      12,956
Revenues -- intersegment                            11,625                 --           (11,625)                --
Interest and other income                               81                241                --                322
                                             -------------      -------------     -------------      -------------
Total revenues                               $      11,706      $      13,197     $     (11,625)     $      13,278
                                             =============      =============     =============      =============

Interest expense                             $          --      $          --     $          --      $          --
Earnings from continuing
   operations                                          603                673                --              1,276
Loss (gain) from discontinued operations                --                 --                --                 --
Segment assets                                      60,020             15,426           (50,438)            25,008
Purchase of equipment                                  (84)                --                --                (84)
Depreciation and amortization                           95                 --                --                 95
                                             =============      =============     =============      =============

        MARCH 31, 2005

Revenues -- external customers               $          --      $      15,604     $          --      $      15,604
Revenues -- intersegment                            14,024                 --           (14,024)                --
Interest and other income                              302                474                --                776
                                             -------------      -------------     -------------      -------------
Total revenues                               $      14,326      $      16,078     $     (14,024)     $      16,380
                                             =============      =============     =============      =============

Interest expense                             $           8      $          --     $          --      $           8
Earnings from continuing operations                  3,720              1,321                --              5,041
Loss from discontinued operations                     (129)                --                --               (129)
Segment assets                                      54,620             13,573           (44,915)            23,278
Purchase of equipment                                   --                 --                --                 --
Depreciation and amortization                          134                 --                --                134
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


                                       UNITED AMERICAN HEALTHCARE CORPORATION


Dated: June 9, 2006                    By: /s/ William C. Brooks
                                           -------------------------------------
                                           William C. Brooks
                                           Chairman, President & Chief Executive
                                             Officer

Dated: June 9, 2006                    By: /s/ Stephen D. Harris
                                           -------------------------------------
                                           Stephen D. Harris
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