Form 10-K
period 2006-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2006-08-31
CIK 867963

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

                       For fiscal year ended June 30, 2006
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF AUGUST 28, 2006, COMPUTED BY REFERENCE TO THE NASDAQ SMALLCAP MARKET CLOSING PRICE ON SUCH DATE, WAS $26,359,473.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF AUGUST 28, 2006 WAS 7,531,277.

Portions of the registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report of Form 10-K.

================================================================================

     As filed with the Securities and Exchange Commission on August 31, 2006

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Business.....................................................      2
   Item 2.  Properties...................................................     13
   Item 3.  Legal Proceedings............................................     13
   Item 4.  Submission of Matters to a Vote of Security Holders..........     14

PART II
   Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters..........................................     14
   Item 6.  Selected Financial Data......................................     15
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     15
   Item 8.  Financial Statements.........................................     23
   Item 9.  Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................     23
   Item 9a. Controls and Procedures......................................     23

PART III
   Item 10. Directors and Executive Officers of the Registrant...........     24
   Item 11. Executive Compensation.......................................     24
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management...................................................     24
   Item 13. Certain Relationships and Related Transactions...............     24
   Item 14. Principal Accounting Fees and Services.......................     24

PART IV
   Item 15. Exhibits, Financial Statement Schedules and Reports on Form
            8-K..........................................................     25

Financial Statements.....................................................    F-1

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

Management and consulting services provided by the Company are and have been generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. As of August 14, 2006, there were 113,951 enrollees in UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), owned by the Company's wholly owned subsidiary.

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

The following table shows the approximate number of UAHC-TN members serviced by the Company as of August 1, 2006:

Medicaid   Non-Medicaid    Total
--------   ------------   -------
 111,626       2,325      113,951

The following table shows the Company's principal revenue sources in dollar amounts and as a percentage of the Company's total revenues for the periods indicated. Such data are not indicative of the relative contributions to the Company's net earnings.

                          YEAR ENDED JUNE 30,
           ------------------------------------------------
                2006             2005             2004
           --------------   --------------   --------------
                  (in thousands, except percentages)
Revenues
UAHC-TN    $17,923   99.7%  $21,794   98.7%  $21,921   99.3%

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

         Table A- Summary of Terms of Agreements with the Managed Plans

                          Terms                                  UAHC-TN        OmniCare-MI(1)
                          -----                            ------------------   --------------
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

----------
(1) The Company's management agreement with OmniCare-MI was amended after the Rehabilitator of OmniCare-MI was appointed by court order on July 31, 2001, and terminated November 1, 2002, pursuant to notice the Company received from OmniCare-MI.

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

UAHC-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded in subsequent fiscal years as fiscal 2002 claims were processed.

UAHC-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to UAHC-TN's substantially increased enrollment from members TennCare assigned to it from defunct other plans.

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, under which they are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare also disenrolled approximately 100,000 non-medically needy adults who were not eligible for Medicaid from TennCare coverage statewide, and imposed benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. As a result, UAHC-TN lost approximately

12,000 members during fiscal 2006. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue has been recorded. UAHC-TN expects to similarly earn additional bonus revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company will record such earnings for the third and fourth quarters of fiscal 2006 upon receipt of final performance notification from TennCare.

As of August 14, 2006, UAHC-TN's total enrollment was 113,951 members, of whom 98% were Medicaid enrollees and 2% were Non-Medicaid enrollees.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of UAHC-TN and, therefore, the revenues of the Company. UAHC-TN's primary market competitors in western Tennessee are TLC, Unison Health Plan and TennCare Select. UAHC-TN primarily competes on the basis of enrollment, provider networks and other related plan features and criteria. Management believes that UAHC-TN is able to compete effectively with its primary market competitors.

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

The total number of employees at August 1, 2006 was 107 compared to 106 at August 1, 2005. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

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

     17. Increased costs to comply with the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

ITEM 2. PROPERTIES

The Company currently leases approximately 30,000 aggregate square feet from which it conducts its operations in Michigan and Tennessee. The principal offices of the Company are located at 300 River Place, Suite 4950, Detroit, Michigan, where it currently leases approximately 3,800 square feet of office space.

The Company believes that its current facilities provide sufficient space suitable for all of its activities and that sufficient other space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS

On May 27, 2005 and June 16, 2005, complaints were filed in two similar lawsuits against the Company and certain of its present and past officers in the United States District Court for the Eastern District of Michigan. The plaintiffs in the two respective cases are Gregory Zaluski and William Coleman, each on behalf of himself and all others similarly situated. Both complaints allege that in the period from May 26, 2000 through April 22, 2005, the Company made materially false and misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, with the alleged result of artificially inflating the market price of the Company's stock during that period. Both complaints allege that as a direct result of facts publicly disclosed by the Company in April 2005, the Company's stock price dropped by about $3.39. Each plaintiff claims to represent a class consisting of others similarly situated, namely, those who purchased the Company's stock during the specified period. The plaintiffs are seeking to recover damages on behalf of themselves and the class, and any other relief the court may grant. On March 17, 2006, the court consolidated both cases for all purposes, collectively called "In re United American Healthcare Corporation Securities Litigation," Master File No. 2:2005cv72112(LPZ/RSW) and appointed lead plaintiffs and lead counsel and liaison counsel for the proposed class in the consolidated action. The Company and the other defendants have filed motions to dismiss the plaintiffs' consolidated complaint, and the plaintiffs' response to motions to dismiss is due by September 6, 2006.

The Company is a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled "Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Health Care Corporation and others, et al." The complaint seeks damages in excess of $62 million from the Company and other defendants based on allegations that the Company breached its management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI") and that the Company's actions as the management company of OmniCare-MI resulted in such alleged damages. The Company filed an answer and affirmative defenses and a motion for partial summary disposition seeking dismissal of numerous counts; and the defendants filed a joint motion for change of venue and for partial summary disposition seeking dismissal of numerous counts. The trial judge denied the change-of-venue motion but has ordered a stay of the case pending appeal of that decision to the Michigan Court of Appeals. The defendants' appeal from denial of their change-of-venue motion has been fully briefed in the appellate court, where the parties await notice of a hearing date for oral argument. The Company intends to vigorously defend the lawsuit.

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

                     2006           2005
                 SALES PRICE    SALES PRICE
                 -----------   -------------
FISCAL QUARTER   HIGH    LOW    HIGH    LOW
--------------   ----   ----   -----   -----
First            3.44   2.01   $5.63   $3.52
Second           3.30   2.35   $7.89   $3.97
Third            3.04   2.45   $6.58   $5.21
Fourth           4.04   3.02   $5.83   $1.56

As of August 28, 2006, the closing price of the Common Stock was $3.50 per share and there were approximately 116 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:

                                           2006      2005      2004      2003      2002
                                         -------   -------   -------   -------   --------
                                               (in thousands, except per share data)
Operating Data (Year ended June 30):
Operating revenues                       $18,114   $22,079   $22,084   $24,530   $165,176
Earnings (loss) from continuing
   operations                              1,373     5,474     7,871     7,333     (9,259)
Loss from discontinued operation, net
   of income taxes                            --      (129)     (700)   (2,127)    (1,704)
Net earnings (loss)                        1,373     5,345     7,171     5,206    (10,963)
Earnings (loss) per common share from
   continuing operations - basic         $  0.18   $  0.74   $  1.09   $  1.06   $  (1.35)
Net earnings (loss) per common share -
   basic                                 $  0.18   $  0.72   $  0.99   $  0.75   $  (1.60)
Net earnings (loss) per common share
   -diluted                              $  0.18   $  0.69   $  0.99   $  0.75   $  (1.60)
Weighted average common shares
   outstanding - diluted                   7,628     7,674     7,266     6,950      6,839
Balance Sheet Data (June 30):
Cash and investments                     $ 6,921   $13,573   $ 8,767   $ 4,693   $ 18,810
Goodwill                                   3,452     3,452     3,452     2,952      2,952
Total assets                              25,226    24,235    20,081    15,114     33,336
Medical claims and benefits payable          156       172       406       591     24,495
Debt                                          --        --       847     1,766      2,869
Shareholders' equity                      22,050    20,483    14,885     7,140      1,747

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

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until

November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. OmniCare Health Plan, in Michigan ("OmniCare-MI"), an HMO then administered by the Company under a management agreement, was placed in court-ordered rehabilitation proceedings on July 31, 2001, which relieved the Company from further funding OmniCare-MI's capital deficiencies and which continued its OmniCare-MI management agreement, with substantially reduced management fee revenues from OmniCare-MI beginning August 1, 2001. In March 2002, upon the court-appointed Rehabilitator's filing a proposed rehabilitation plan for OmniCare-MI, the Company announced it anticipated eventual termination of the management agreement. Such termination occurred November 1, 2002, after which the Company's only managed plan has been UAHC Health Plan, Inc. (formerly called OmniCare Health Plan, Inc.) ("UAHC-TN"), an HMO which is owned by the Company's wholly owned subsidiary. Accordingly, the consolidated financial statements in this annual report have been restated to present the operations related to managing OmniCare-MI as a discontinued operation.

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

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2006 COMPARED TO 2005

UAHC-TN DEVELOPMENTS

UAHC-TN's results of operations for fiscal 2006 and 2005 are best understood in the context of certain earlier events involving several of TennCare's major contracted MCOs, which ceased doing business in fiscal 2002. Beginning in February, March and April 2002, UAHC-TN unexpectedly noticed increases in its claims payments, investigated, and found that approximately 9,500 new members added in September-December 2001 represented children with special needs with medical costs over 100% of the premiums received, and that many members transferred to UAHC-TN from failed MCOs also had medical costs in excess of UAHC-TN's premiums received. Beginning in April 2002, UAHC-TN wrote to TennCare seeking risk adjustments and reimbursements to compensate UAHC-TN for such medical expenses, including for actuarially estimated claims incurred but not yet reported to UAHC-TN.

TennCare responded to its MCOs' situation generally and in some instances individually. For all its contracted MCOs generally, TennCare changed its reimbursement system to an administrative services only ("ASO") program for an 18-month stabilization period (July 1, 2002 through December 31, 2003), during which the MCOs - including UAHC-TN - had no medical cost risk

(i.e., no risk for medical losses), earned fixed administrative fees and were subject to increased oversight. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005.

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, under which they are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare also disenrolled approximately 100,000 non-medically needy adults who were not eligible for Medicaid from TennCare coverage statewide, and imposed benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. As a result, UAHC-TN lost approximately 12,000 members during fiscal 2006.

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002; and the other, in the amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. The escrow accounts will terminate August 5, 2007 or sooner in certain events, except if litigation is pursued by either party, in which event the escrow accounts will continue until the end of such litigation. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

As of June 30, 2006, UAHC-TN's total enrollment was 113,951 members, compared to 131,247 at June 30, 2005.

SPECIFIC COMPARISONS OF 2006 TO 2005

Total revenues were $18.1 million for the fiscal year ended June 30, 2006 compared to $22.1 million for the fiscal year ended June 30, 2005.

There were no medical premiums revenues for the fiscal year ended June 30, 2006, compared to medical premiums revenues of $0.02 million for the fiscal year ended June 30, 2005. Effective July 1, 2002, TennCare changed its reimbursement system to an ASO program for an initially declared 18-month stabilization period, subsequently extended through June 30, 2005. Beginning July 1, 2005, TennCare currently operates a modified risk arrangement.

Fixed administrative fees related to the ASO program were $17.0 million for the fiscal year ended June 30, 2006, a decrease of $3.9 million (19%) from fixed administrative fees of $20.9 million for the fiscal year ended June 30, 2005. The decrease in fixed administrative fees is principally due to a decrease in members. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue has been recorded. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Total expenses were $16.6 million for the fiscal year ended June 30, 2006, compared to $16.0 million for the fiscal year ended June 30, 2005, an increase of $0.6 million (4%). The increase is principally due to legal fees associated with ongoing litigation, and an increase in claims processing costs.

Because of TennCare's ASO reimbursement system, there were no medical services expenses in the fiscal year ended June 30, 2006, as compared with medical services expenses of $0.02 million in the fiscal year ended June 30, 2005. The $0.02 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in item 1 under the heading "Managed Plans - Managed Plan Owned by the Company."

General and administrative expenses were $16.5 million for the fiscal year ended June 30, 2006, as compared with general and administrative expenses of $15.7 million for the comparable period a year earlier, a increase of $0.8 million (5%). The increase is principally due to legal fees associated with ongoing litigation, and an increase in claims processing costs.

Depreciation and amortization expense decreased $0.05 million (28%), to $0.13 million for the fiscal year ended June 30, 2006 from $0.18 million for the fiscal year ended June 30, 2005.

Earnings from continuing operations before income taxes were $1.5 million and $6.1 million for the fiscal years ended June 30, 2006 and 2005, respectively. Such decrease in earnings from continuing operations of $4.6 million, or $0.62 per basic share, is principally due to a decrease in administrative fee revenue, coupled with an increase in general and administrative expenses as discussed above.

Income tax expense decreased $0.5 million (78%), to $0.1 million for the fiscal year ended June 30, 2006 from $0.7 million for the fiscal year ended June 30, 2005. The Company's effective tax rate for the fiscal year ended June 30, 2005 is 9% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards for which a valuation allowance had previously been applied.

There were no charges from discontinued operations for the fiscal year ended June 30, 2006. The Company recorded a liability in the first quarter of fiscal 2005 as it relates to an expired sublease obligation for its former office premises in Detroit, Michigan. See "OVERVIEW" above for more detailed discussion and analysis of such loss from discontinued operations.

Net earnings were $1.4 million, or $0.18 per basic share, for the fiscal year ended June 30, 2006, compared to net earnings of $5.3 million, or $0.72 per basic share, for the fiscal year ended June 30, 2005, a decrease of $3.9 million (74%). Such decrease in net earnings is principally due to a decrease in administrative fee revenue, coupled with an increase in general and administrative expenses as discussed above.

           REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2005 TO 2004

Total revenues were $22.1 million for the fiscal year ended June 30, 2005 compared to $22.1 million for the fiscal year ended June 30, 2004, practically unchanged year-over-year.

Medical premiums revenues were $0.02 million for the fiscal year ended June 30, 2005, a decrease of $0.48 million (96%) from medical premiums revenues of $0.5 million for the fiscal year ended June 30, 2004. The decrease came from UAHC-TN as the result of TennCare's changing its reimbursement system to an ASO program for an initially declared 18-month stabilization period beginning July 1, 2002, subsequently extended through June 30, 2005.

Fixed administrative fees related to the ASO program were $20.9 million for the fiscal year ended June 30, 2005, an increase of $0.5 million (3%) from fixed administrative fees of $20.4 million for the fiscal year ended June 30, 2004. The increase in fixed administrative fees is principally due to a slight increase in members of UAHC-TN.

Total expenses were $16.0 million for the fiscal year ended June 30, 2005, compared to $15.3 million for the fiscal year ended June 30, 2004, an increase of $0.7 million (4%). The increase was principally due to an increase in costs associated with the order of administrative supervision for UAHC-TN (described under the heading " Liquidity and Capital Resources" below), and an increase in claims processing costs.

Because of TennCare's ASO reimbursement system, medical services expenses were $0.02 million in the fiscal year ended June 30, 2005, a decrease of $0.48 million (96%), as compared with medical services expenses of $0.5 million in the fiscal year ended June 30, 2004. The $0.02 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in item 1 under the heading "Managed Plans - Managed Plan Owned by the Company."

Marketing, general and administrative expenses were $15.7 million for the fiscal year ended June 30, 2005, as compared with marketing, general and administrative expenses of $14.5 million for the comparable period a year earlier, an increase of $1.2 million (8%). The increase was principally due to an increase in costs associated with the administrative supervision order for UAHC-TN, and an increase in claims processing costs.

Depreciation and amortization expense decreased $0.05 million (22%), to $0.17 million for the fiscal year ended June 30, 2005 from $0.23 million for the fiscal year ended June 30, 2004.

Interest expense decreased $0.06 million (88%), to $0.008 million for the fiscal year ended June 30, 2005 from $0.07 million for the fiscal year ended June 30, 2004, principally due to debt reduction.

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

The Company recognized a loss of $0.1 million from discontinued operations for the fiscal year ended June 30, 2005, principally due to a liability relating to a sublease, partially offset by the release of certain liabilities related to a patient care software system no longer in use by the Company. For the fiscal year ended June 30, 2004, the Company recognized a loss from discontinued operatons of $0.7 million. The charges for discontinued operations are the result of the termination of the Company's longstanding management agreement with OmniCare-MI, effective November 1, 2002. See "OVERVIEW" above for more detailed discussion and analysis of such loss from discontinued operations.

Net earnings were $5.3 million, or $0.72 per basic share, for the fiscal year ended June 30, 2005, compared to net earnings of $7.2 million, or $0.99 per basic share, for the fiscal year ended June 30, 2004, a decrease of $1.9 million (26%). Such decrease in net earnings is principally due to an increase in marketing, general and administrative expenses and a higher effective tax rate for the period.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had (i) cash and cash equivalents and short-term marketable securities of $6.9 million, compared to $13.5 million at June 30, 2005; (ii) working capital of $7.8 million, compared to working capital of $13.9 million at June 30, 2005; and (iii) a current assets-to-current liabilities ratio of 3.46 to-1, compared to 4.70-to-1 at June 30, 2005.

Net cash from operating activities was $1.1 million in fiscal 2006 compared to net cash from operating activities of $5.6 million in fiscal 2005. Investing activities in fiscal 2006 included the purchase of marketable securities of $6.6 million.

Cash and marketable securities decreased by $6.6 million at June 30, 2006 compared to June 30, 2005 due primarily to the purchase of marketable securities.

Accounts receivable decreased by $0.1 million at June 30, 2006 compared to June 30, 2005, primarily due to a decrease in premium tax reimbursements due from TennCare.

Property, plant and equipment decreased by $0.04 million at June 30, 2006 compared to June 30, 2005, due to recording depreciation of $0.13 million offset by equipment purchases of $0.1 million.

Medical claims payable decreased by $0.02 million at June 30, 2006 compared to June 30, 2005, which is directly related to the payment of outstanding medical claims.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.5 million at June 30, 2006. UAHC-TN had excess statutory net worth of approximately $3.9 million at June 30, 2006.

UAHC-TN's application for a commercial HMO license was approved on September 7, 2001. Management is not yet actively pursuing that commercial business, however, due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs are generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, under which they are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare also disenrolled approximately 100,000 non-medically needy adults who were not eligible for Medicaid from TennCare coverage statewide, and imposed benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. As a result, UAHC-TN lost approximately 12,000 members during fiscal 2006. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue has been recorded. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002; and the other, in the amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. The escrow accounts will terminate August 5, 2007 or sooner in certain events, except if litigation is pursued by either party, in which event the escrow accounts will continue until the end of such litigation. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

UAHC-TN is no longer subject to the Notice and order of administrative supervision that the Commissioner of the State of Tennessee's Department of Commerce and Insurance had issued to it on April 20, 2005. That notice and order expired in accordance with its terms on December 31, 2005. The State of Tennessee in June 2006 extended UAHC-TN's TennCare contract through December 31, 2006, by an amendment to the contract effective as of July 1, 2006.

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

                         RECENTLY ENACTED PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 123(R), "Share-Based Payment," which is a replacement to SFAS No. 123 "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123, as originally issued in 1995, established a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Publicly traded entities (other than those filing as small business issuers are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company adopted this standard, as required, in the first quarter of fiscal 2006.

The Financial Accounting Standards Board's final interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the expected effect of FIN 48 and is currently unable to determine the impact, if any, that FIN 48 may have on its results of operations, financial position and cash flows.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 3, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 3, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 3, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 3, 2006 is the information set forth in such proxy statement under the headings "Audit Fees" and "Audit Committees Pre-Approval Policies and Procedures."

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

Reports on Form 8-K

     1) The Company filed a Current Report on Form 8-K on August 22, 2005 reporting the receipt of a fully signed contractual amendment extending UAHC-TN's TennCare contract through June 30, 2006, and describing other aspects of the amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION (REGISTRANT)

SIGNATURE                                           CAPACITY


/s/ WILLIAM C. BROOKS                   Chairman, President and CEO
-------------------------------------   (Principal Executive Officer)
William C. Brooks


/s/ STEPHEN D. HARRIS                   Executive Vice President and Chief
-------------------------------------   Financial Officer
Stephen D. Harris                       (Principal Financial Officer and
                                        Principal Accounting Officer)


/s/ STEPHANIE M. DOWELL                 Vice President; and President and CEO of
-------------------------------------   UAHC-TN
Stephanie M. Dowell


/s/ EMMETT S. MOTEN, JR.                Secretary and Director
-------------------------------------
Emmett S. Moten, Jr.


/s/ RICHARD M. BROWN, D.O.              Director
-------------------------------------
Richard M. Brown, D.O.


/s/ DARREL W. FRANCIS                   Director
-------------------------------------
Darrel W. Francis


/s/ TOM A. GOSS                         Director
-------------------------------------
Tom A. Goss


/s/ RONALD E. HALL, SR.                 Director
-------------------------------------
Ronald E. Hall, Sr.

Date: August 31, 2006

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm .................    F-2

Report of Independent Registered Public Accounting Firm .................    F-3

Consolidated Balance Sheets as of June 30, 2006 and 2005 ................    F-4

Consolidated Statements of Operations for each of the years in the
   three-year period ended June 30, 2006 ................................    F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income
   for each of the years in the three-year period ended June 30, 2006 ...    F-6

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended June 30, 2006 ................................    F-7

Notes to Consolidated Financial Statements ..............................    F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY LLP

Southfield, Michigan
August 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated statement of operations, shareholders' equity and comprehensive income, and cash flows of United American Healthcare Corporation and Subsidiaries for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and cash flows of United American Healthcare Corporation and Subsidiaries for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Follmer Rudzewicz PLC

Southfield, Michigan
August 5, 2004

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                               -----------------
                                                                 2006      2005
                                                               -------   -------
ASSETS
Current assets
   Cash and cash equivalents                                   $ 4,316   $ 9,843
   Marketable securities                                         2,605     3,730
   Accounts receivable - State of Tennessee, net                 1,463     1,360
   Other receivables                                               384       583
   Prepaid expenses and other                                      265       172
   Deferred income taxes                                         1,950     1,950
                                                               -------   -------
      Total current assets                                      10,983    17,638

Property and equipment, net                                        142       179
Goodwill                                                         3,452     3,452
Marketable securities                                            7,342     2,380
Restricted assets                                                2,721        --
Other assets                                                       586       586
                                                               -------   -------
                                                               $25,226   $24,235
                                                               =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                      $   156   $   172
   Accounts payable and accrued expenses                         1,131     1,096
   Accrued compensation and related benefits                       732       711
   Accrued rent                                                     33       235
   Other current liabilities                                     1,124     1,538
                                                               -------   -------
      Total current liabilities                                  3,176     3,752
                                                               -------   -------
Total liabilities                                                3,176     3,752
Shareholders' equity
   Preferred stock, 5,000,000 shares
      authorized; none issued                                       --        --
   Common stock, no par, 15,000,000 shares authorized;
      7,527,023 and 7,450,235 shares issued and outstanding
      at June 30, 2006 and June 30, 2005, respectively          12,800    12,476
   Retained earnings                                             9,420     8,047
   Accumulated other comprehensive loss net
      of deferred federal income taxes                            (170)      (40)
                                                               -------   -------
Total shareholders' equity                                      22,050    20,483
                                                               -------   -------
                                                               $25,226   $24,235
                                                               =======   =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEAR ENDED JUNE 30,
                                             ---------------------------
                                               2006      2005      2004
                                             -------   -------   -------
REVENUES
   Fixed administrative fees                 $16,989   $20,916   $20,391
   Medical premiums                               --        23       532
   Interest and other income                   1,125     1,140     1,161
                                             -------   -------   -------
      Total revenues                          18,114    22,079    22,084
EXPENSES
   Medical services                               --        23       532
   Marketing, general and administrative      16,472    15,742    14,483
   Depreciation and amortization                 128       177       227
   Interest expense                               --         8        66
                                             -------   -------   -------
      Total expenses                          16,600    15,950    15,308
                                             -------   -------   -------
Earnings from continuing operations before
   income taxes                                1,514     6,129     6,776
Income tax expense (benefit)                     141       655    (1,095)
                                             -------   -------   -------
Earnings from continuing operations            1,373     5,474     7,871
DISCONTINUED OPERATIONS
   Loss from discontinued operations              --      (129)     (700)
                                             -------   -------   -------
Net earnings                                 $ 1,373   $ 5,345   $ 7,171
                                             =======   =======   =======
NET EARNINGS PER COMMON SHARE - BASIC
   Earnings from continuing operations          0.18      0.74      1.09
   Loss from discontinued operations              --     (0.02)    (0.10)
                                             -------   -------   -------
   Net earnings per common share             $  0.18   $  0.72   $  0.99
                                             =======   =======   =======
      Weighted average shares outstanding      7,478     7,425     7,207
                                             =======   =======   =======
NET EARNINGS PER COMMON SHARE - DILUTED
   Earnings from continuing operations          0.18      0.71      1.08
   Loss from discontinued operations              --     (0.02)    (0.10)
                                             -------   -------   -------
   Net earnings per common share             $  0.18   $  0.69   $  0.98
                                             =======   =======   =======
      Weighted average shares outstanding      7,628     7,674     7,266
                                             =======   =======   =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                   ACCUMULATED
                                      COMMON STOCK                    OTHER           TOTAL
                                    ----------------   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                    SHARES    AMOUNT   EARNINGS   INCOME (LOSS)       EQUITY
                                    ------   -------   --------   -------------   -------------
BALANCE AT JUNE 30, 2003             7,059   $11,570    $(4,469)      $  39          $ 7,140
Issuance of common stock               360       656                                     656
Comprehensive income:
   Net earnings                         --        --      7,171          --            7,171
Unrealized loss on marketable
   securities                           --        --         --         (82)             (82)
                                     -----   -------    -------       -----          -------
Total comprehensive income              --        --      7,171         (82)           7,089
                                     -----   -------    -------       -----          -------
BALANCE AT JUNE 30, 2004             7,419   $12,226    $ 2,702       $ (43)         $14,885
                                     -----   -------    -------       -----          -------
Issuance of common stock                31       250                                     250
Comprehensive income:
   Net earnings                                           5,345                        5,345
Unrealized gain on marketable
   securities                                                             3                3
                                     -----   -------    -------       -----          -------
Total comprehensive income                                5,345           3            5,598
                                     -----   -------    -------       -----          -------
BALANCE AT JUNE 30, 2005             7,450   $12,476    $ 8,047       $ (40)         $20,483
                                     -----   -------    -------       -----          -------
Issuance of common stock                77       324                                     324
Comprehensive income:
   Net earnings                                           1,373                        1,373
Unrealized loss on marketable
   securities                                                          (130)            (130)
                                     -----   -------    -------       -----          -------
Total comprehensive income (loss)                         1,373        (130)           1,243
                                     -----   -------    -------       -----          -------
BALANCE AT JUNE 30, 2006             7,527   $12,800    $ 9,420       $(170)         $22,050
                                     =====   =======    =======       =====          =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED JUNE 30,
                                                             ---------------------------
                                                               2006      2005      2004
                                                             -------   -------   -------
OPERATING ACTIVITIES
   Net earnings                                              $ 1,373   $ 5,345   $ 7,171
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Loss on disposal of assets                                   4         6       700
      Loss (gain) on liquidation of investment                  (130)        3       (82)
      Depreciation and amortization                              128       177       227
      Deferred income taxes                                       --       (11)   (1,369)
      Stock awards                                               259       219       385
   Changes in assets and liabilities
      Accounts receivable- State of Tennessee, net              (103)     (130)      (17)
      Other receivables                                          199       623       289
      Prepaid expenses and other                                 (93)      (25)       20
      Medical claims payable                                     (16)     (234)     (185)
      Accounts payable and accrued expenses                       35       (44)   (1,376)
      Accrued rent                                              (202)     (602)     (315)
      Accrued compensation and related benefits                   21       129        63
      Other current liabilities                                 (414)      154       (46)
                                                             -------   -------   -------
      Net cash provided by operating activities                1,061     5,610     5,465
                                                             -------   -------   -------
INVESTING ACTIVITIES
   Purchase of marketable securities                          (6,558)   (2,779)     (171)
   Proceeds from the sale of marketable securities                --        --
   Purchase of property and equipment                            (95)       61       (72)
                                                             -------   -------   -------
      Net cash used in investing activities                   (6,653)   (2,718)     (243)
                                                             -------   -------   -------
FINANCING ACTIVITIES
   Payments made on debt                                          --      (847)   (1,419)
   Issuance of common stock                                       65        31       271
                                                             -------   -------   -------
      Net cash provided by (used in) financing activities         65      (816)   (1,148)
                                                             -------   -------   -------
      Net increase (decrease) in cash and cash equivalents    (5,527)    2,076     4,074
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 9,843     7,767     3,693
                                                             -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 4,316   $ 9,843   $ 7,767
                                                             =======   =======   =======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                                 YEAR ENDED JUNE 30,
                                                             ---------------------------
                                                               2006      2005      2004
                                                             -------   -------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                               $--       $ 8       $ 63
   Income taxes paid                                           $63       $82       $ --
      Non-cash financing activity - Promissory note and
      goodwill recorded upon purchase of minority interest      --        --        500

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

NOTE 1 - DESCRIPTION OF BUSINESS

United American Healthcare Corporation, together with its wholly owned subsidiaries (collectively, the "Company"), is a provider of health care services, including consulting services to managed care organizations and the provision of health care services in Tennessee.

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

     D. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2006 and 2005.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

     E. MARKETABLE SECURITIES. Investments in marketable securities are primarily comprised of U.S. Treasury notes, debt issues of municipalities and foreign countries and common stocks all carried at fair value, based upon published quotations of the underlying securities, and six-month certificates of deposit carried at cost plus interest earned, which approximates fair value. Marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, are not reasonably expected to be used in the normal operating cycle of the Company and are classified as non-current. All other securities available for sale are classified as current.

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

          Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill impairment was not recorded for the years ended June 30, 2006, 2005 and 2004.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

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

     J. REVENUE RECOGNITION. Medical premiums revenues are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenues. Management fee revenues are recognized in the period the related services are performed. In accordance with generally accepted accounting principles ("GAAP"), when applicable, the Company's revenue recognition policy has been adjusted to reflect TennCare's administrative services only ("ASO") arrangement in which UAHC-TN assumed no risk for medical claims. Modified risk arrangement revenues are recognized in the period in which UAHC-TN is notified thereof by TennCare. See Note 12 for further discussion.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

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

          For the fiscal years ended June 30, 2006, June 30, 2005 and June 30, 2004 the Company had outstanding stock options of 149,844, 249,212, and 59,488, respectively, having a dilutive effect on earnings per share.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

NOTE 3 - ACQUISITIONS

UAHC HEALTH PLAN OF TENNESSEE, INC. (UAHC-TN)

On May 25, 2004, and effective as of January 1, 2004, the Company's wholly owned subsidiary, United American of Tennessee, Inc. ("UA-TN"), which already owned 75% of the outstanding stock of UAHC-TN, purchased the remaining 25% of the outstanding common stock of UAHC-TN. UAHC-TN thereby became a wholly owned subsidiary of UA-TN and a wholly owned second-tier subsidiary of the Company. The 25% minority interest was purchased under a longstanding option agreement for $0.5 million evidenced by a Company promissory note that was paid by December 31, 2004. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired of $0.5 million has been recorded as goodwill.

NOTE 4 - MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost, of marketable securities as of June 30, 2006 and 2005 is as follows (in thousands):

                                    2006     2005
                                   ------   ------
Available for sale - Current:
   Certificates of deposit         $2,605   $3,730
Available for sale - Noncurrent:
   U.S. government obligations      7,342    2,380
                                   ------   ------
                                   $9,947   $6,110
                                   ======   ======

Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $7.3 million and $2.4 million at June 30, 2006 and 2005, respectively. These are different from the escrow accounts described in Note 14. Unrealized losses associated with these investments were $0.17 million and $0.04 million at June 30, 2006 and 2005, respectively. The decline is considered temporary as the investments are required to be held to maturity under current statutory deposit requirements of the State of Tennessee.

NOTE 5 - CONCENTRATION OF RISK

During the years ended June 30, 2006, 2005 and 2004, approximately 95.7%, 98.2%, and 99.3%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. Prior to the administrative services only arrangement discussed in Note 12, TennCare withheld 5% of the Company's monthly capitation payment, which withheld amounts were

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

distributed to the Company when certain informational filing requirements were met by the Company. There were no withholdings by TennCare under the administrative services only arrangement, and there are none under the modified risk arrangement that replaced the ASO arrangement beginning July 1, 2005.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment at each June 30 consists of the following (in thousands):

                                                   2006      2005
                                                 -------   -------
Furniture and fixtures                           $   840   $   831
Equipment                                          1,031     1,007
Computer software                                    183       130
                                                 -------   -------
                                                   2,054     1,968
Less accumulated depreciation and amortization    (1,912)   (1,789)
                                                 -------   -------
                                                 $   142   $   179
                                                 =======   =======

NOTE 7 - MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $0.2 million, $0.2 million, and $0.4 million at June 30, 2006, 2005, and 2004 respectively, for unpaid claims and medical claims incurred by enrollees. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2006, 2005 and 2004.

The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2006, 2005 and 2004 (in thousands):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

                                          2006   2005   2004
                                          ----   ----   ----
Balance at beginning of fiscal year       $172   $406   $591
Incurred losses related to current year     --     --     --
Incurred losses related to prior year       --     23    532
                                          ----   ----   ----
Total losses incurred                       --     23    532
Paid claims related to current year         --     --     --
Paid claims related to prior year           16    257    717
                                          ----   ----   ----
Total paid claims                           16    257    717
                                          ----   ----   ----
Balance at end of fiscal year             $156   $172   $406
                                          ====   ====   ====

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

NOTE 8 - INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

                                                          2006     2005      2004
                                                         -----   -------   -------
Continuing operations:
Current expense                                          $ 141   $   666   $   275
Deferred expense (credit)                                  249     3,630       408
Change in valuation allowance                             (249)   (3,641)   (1,778)
                                                         -----   -------   -------
                                                         $ 141   $   655   $(1,095)
                                                         =====   =======   =======

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):

                                                          2006     2005      2004
                                                         -----   -------   -------
Income tax expense (benefit) at the statutory tax rate   $ 515   $ 1,911   $ 2,073
State and city income tax                                  110       479       313
Fixed asset write-offs                                      --     2,251        --
Utilization of net operating loss carryforward            (361)   (1,479)   (1,462)
Valuation allowance                                       (249)   (3,641)   (1,778)
Other, net                                                 126     1,134      (241)
                                                         -----   -------   -------
                                                         $ 141   $   655   $(1,095)
                                                         =====   =======   =======

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2006. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of June 30, 2006, the net operating loss carryforwards for federal income tax purposes expire from 2011 to 2021. Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

                                                               2006      2005
                                                             -------   -------
Deferred tax assets
   Accrued rent                                              $    11   $    80
   Bad debt expense                                            1,360     1,360
   Deferred compensation                                         187       139
   Net operating loss carryforward of consolidated losses      3,409     3,770
   Net operating loss carryforward of purchased subsidiary        --        --
   Alternative minimum tax credit carryforward                   592       561
   Property and equipment                                         10        (4)
   Stock awards                                                   88        --
                                                             -------   -------
Total gross deferred tax assets                                5,657     5,906
   Valuation allowance                                        (3,707)   (3,956)
                                                             -------   -------
Total gross deferred tax liabilities                                        --
                                                             -------   -------
   Net deferred tax asset                                    $ 1,950   $ 1,950
                                                             =======   =======

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had a long-term management agreement with a health maintenance organization in Michigan named OmniCare Health Plan ("OmniCare-MI") from 1985 until November 1, 2002. OmniCare-MI was related to the Company via certain common officers and directors until July 31, 2001. During the period of such relationship, the agreement provided that: it would expire in December 2010; it was subject to review every five years and could be terminated without cause by OmniCare-MI at the time of the review or by either party with cause; the Company was required to pay certain administrative expenses associated with its activity on behalf of OmniCare-MI; and all costs associated with the management of OmniCare-MI were expensed as incurred.

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

The Company then arranged in October 2002 for a sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005. This arrangement cost the Company approximately $40,000 per month through November 2005. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

end in May 2005. The Company recorded a liability in the first quarter of fiscal year 2005 as it relates to the sublease obligation.

NOTE 10 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective and since April 1, 2001, the Company has matched 50% of an employee's contribution up to 4% of the employee's salary. Prior to April 1, 2001, the Company matched 1% of compensation. Expenses related to the 401(k) plan were $55,757, $61,491 and $65,862 for the years ended June 30, 2006, 2005 and 2004, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions for each of the years ended June 30, 2006 and 2005 were $7,775 and $0, respectively.

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by 5 years to August 6, 2013. On November 5, 2004 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 1,000,000 to 1,500,000 shares. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999, May 3, 2001 November 30, 2001, May 8, 2003, December 4, 2003, April 29, 2004, November 5, 2004, December
2, 2004, November 5, 2004, December 2, 2004, November 4, 2005, and April 24, 2006 nonqualified options for a total of 325,000, 26,000, 5,000, 8,000, 50,000,
75,000, 25,000, 196,500, 280,000, 45,000, 153,000, 45,000, 153,000, 15,000, and
200,500 common shares, respectively, were granted under the amended and restated 1998 Plan. The exercise prices of the options range from $0.63 to $5.28.

Effective July 1, 2005 the Compensation Committee and Board of Directors approved the immediate termination of 124,167 non-vested stock options to the Company's directors and officers. The purpose of the termination was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of earnings, as a result of SFAS No. 123(R). The pre-tax charge thereby avoided totaled approximately $650,581 which would have been recognized over fiscal years 2006 through 2008, and, accordingly, the Compensation Committee determined that the expense savings from the termination for these particular option agreements outweighed the objective of incentive compensation and retention.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

On March 1, 2003, the Company granted nonqualified stock options for 100,000 common shares (outside the 1998 Plan) to the Company's President and CEO and reserved that number of common shares for issuance upon exercise of such options. Such options expire March 1, 2008 and became fully exercisable beginning March 1, 2005 at a price of $1.10 per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

Information regarding the stock options for fiscal 2006, 2005 and 2004 follows (shares in thousands):

                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 ---------------------------------------------   ------------------------------
                                                                  NUMBER OF
                          WEIGHTED AVERAGE   AVERAGE REMAINING      SHARES     WEIGHTED AVERAGE
                 SHARES    EXERCISE PRICE    CONTRACTUAL LIFE    EXERCISABLE    EXERCISE PRICE
                 ------   ----------------   -----------------   -----------    ---------------
Options            780          $2.94             8.0 years          304             $2.65
outstanding at
June 30, 2004
Granted            198           4.73             9.4 years           44              4.73
Exercisable         --             --                    --          313              2.67
Exercised          (16)          2.09                                (16)             2.09
Expired             --             --                    --           --                --
Forfeited          (60)          1.30                    --          (17)               --
                  ----           ----            ----------          ---             -----
Options
outstanding at
June 30, 2005      902          $3.30            7.32 years          628             $2.84
Granted            216           2.89            9.80 years            3              2.10
Exercisable         --             --                    --          115              4.11
Exercised          (40)          1.64                    --          (40)             1.64
Expired             --             --                    --           --                --
Forfeited         (124)          4.73                    --           --                --
                  ----           ----            ----------          ---             -----

Options
outstanding at
June 30, 2006      954          $3.09            6.79 years          706             $3.12

Options for 309,167 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2006.

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.3 million for fiscal 2006.

Prior to fiscal 2005, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

operations, assuming dilution, for fiscal 2005 and 2004 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                            2005     2004
                                           ------   ------
Net earnings as reported                   $5,345   $7,171
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects         588    1,047
Pro forma net earnings                     $4,757   $6,124
Earnings per share:
   As reported - Basic                     $ 0.72   $ 0.99
   As reported - Diluted                     0.70     0.98
   Pro forma -  Basic                      $ 0.64   $ 0.84
   Pro forma - Diluted                       0.62     0.84

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006: dividend yield of 0%; expected volatility of 48.70%; risk free interest rate of 4.56%; and expected life of 10.0 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

NOTE 11 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through December 2010. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the years ended June 30, 2006, 2005 and 2004 totaled $0.4 million, $0.9 million and $0.6 million, respectively. Based on the current commitments, the Company estimates rent expense of $0.4 million for each of its fiscal years through 2010 and $0.2 million for fiscal 2011.

The Company's de facto sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005, cost the Company approximately $40,000 per month through the remainder of the lease. The Company recognized a charge of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease and is included in discontinued operations. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

terms with Michigan HMO (formerly doing business as OmniCare Health Plan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal 2005 as it relates to the sublease obligation.

NOTE 12 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare extended its contract with UAHC-TN through June 30, 2006 and implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue has been recorded. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare. The Company also recorded an allowance of $0.3 million in fiscal 2006 for a State of Tennessee receivable because management determined the collectability is doubtful.

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

UAHC-TN received a permitted practice letter from the State of Tennessee to include such $7.5 million receivable in its statutory net worth at June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded in subsequent fiscal years as fiscal 2002 claims were processed.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

NOTE 13 - DISCONTINUED OPERATIONS

The Company's longstanding management agreement with OmniCare-MI ended effective November 1, 2002. Because of its resulting workforce reduction, the Company made plans to sublease all of its then principal office premises in Detroit, Michigan, to OmniCare-MI, retroactive to November 1, 2002, and expiring at the lease end in May 2005, and to sell to OmniCare-MI furniture, a telephone system and certain computer hardware and software that the Company chose to leave there. OmniCare-MI commenced its occupancy of the premises on November 1, 2002 and the Company remained in a portion of the premises until it moved its principal offices to new leased premises in Detroit on February 3, 2003. Management expected to complete the signing of the sublease and the sale of assets by the third quarter of fiscal 2004; however, due to the subsequent sale of OmniCare-MI members to Coventry of Michigan approved on May 10, 2004 and effective October 1, 2004, the sale of assets did not occur, and the Company recorded a loss from discontinued operations of $0.7 million in fiscal 2004. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan in Michigan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal 2005 as it relates to the sublease obligation.

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

Summarized selected financial information for the discontinued operations for fiscal 2006, 2005 and 2004 is as follows:

                                            2006     2005     2004
                                           ------   ------   -----
Management fees                              $--     $  --   $  --
Loss from discontinued operations net of
   zero income taxes                         $--     $(129)  $(700)

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006, 2005 AND 2004

NOTE 14 - RESTRICTED ASSETS

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002; and the other, in the amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. The escrow accounts will terminate August 5, 2007 or sooner in certain events, except if litigation is pursued by either party, in which event the escrow accounts will continue until the end of such litigation. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

NOTE 15 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the years ended June 30, 2006 and 2005 (in thousands, except per share data):

                                       THREE MONTHS ENDED
                          -------------------------------------------
                          SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,    TOTAL
                          ---------   --------   ---------   --------   -------
2006
Total revenues              $4,508     $4,491      $4,279     $4,836    $18,114
Net earnings                   403        440         433         97      1,373
Net earnings per common
share assuming  dilution    $ 0.05     $ 0.06      $ 0.06     $ 0.01    $  0.18

2005
Total revenues              $5,408     $5,399      $5,573     $5,699    $22,079
Net earnings                 1,466      1,930       1,516        433      5,345
Net earnings per common
share assuming  dilution    $ 0.19     $ 0.26      $ 0.19     $ 0.05    $  0.69

NOTE 16 - SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations for fiscal 2006, 2005 and 2004 is as follows (in thousands):

                                        MANAGEMENT    HMOS & MANAGED    CORPORATE &   CONSOLIDATED
                                      COMPANIES (1)      PLANS (2)     ELIMINATIONS      COMPANY
                                      -------------   --------------   ------------   ------------
   2006
Revenues - external customers            $               $  16,989       $              $ 16,989
Revenues - intersegment                    15,161                         (15,161)
Interest and other income                     191              934                         1,125
                                         --------        ---------       --------       --------
Total revenues                           $ 15,352        $ 17,,923       $(15,161)      $ 18,114
                                         ========        =========       ========       ========
Interest expense                         $     --        $               $              $     --
Earnings from continuing operations           342            1,031             --          1,373
Loss from discontinued operations              --                              --             --
Segment assets                             60,386           16,116        (51,276)        25,226
Purchase of equipment                          95               --             --             95
Depreciation and amortization                 128               --             --            128
                                         --------        ---------       --------       --------
   2005
Revenues - external customers            $     --        $  20,939       $     --       $ 20,939
Revenues - intersegment                    18,763               --        (18,763)            --
Interest and other income                     285              855             --          1,140
                                         --------        ---------       --------       --------
Total revenues                           $ 19,048        $  21,794       $(18,763)      $ 22,079
                                         ========        =========       ========       ========
Interest expense                         $      8        $      --       $     --       $      8
Earnings from continuing operations         3,422            2,052             --          5,474
Loss from discontinued operations            (129)              --             --           (129)
Segment assets                             57,701           14,489        (47,955)        24,235
Purchase of equipment                         (61)              --             --            (61)
Depreciation and amortization                 177               --             --            177
                                         --------        ---------       --------       --------
   2004
Revenues - external customers            $     --        $  20,923       $     --       $ 20,923
Revenues - intersegment                    18,352               --        (18,352)            --
Interest and other income                     163              998             --          1,161
                                         --------        ---------       --------       --------
Total revenues                           $ 18,515        $  21,921       $(18,352)      $ 22,084
                                         ========        =========       ========       ========
Interest expense                         $     66        $      --       $     --       $     66
Earnings from continuing operations         4,967            2,904             --          7,871
Loss from discontinued operations            (700)              --             --           (700)
Segment assets                             44,633           12,175        (36,727)        20,081
Purchase of equipment                          72               --             --             72
Depreciation and amortization                 227               --             --            227
                                         --------        ---------       --------       --------

(1) Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

NOTE 17 - RECENTLY ENACTED PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

SFAS No. 123(R), "Share-Based Payment," which is a replacement to SFAS No. 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123, as originally issued in 1995, established a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Publicly traded entities (other than those filing as small business issuers) are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005. The Company adopted this standard, as required, in the first quarter of fiscal 2006.

The Financial Accounting Standards Board's final Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the expected effect of FIN 48 and is currently unable to determine the impact, if any, that FIN 48 may have on its results of operations, financial position and cash flows.

                                  EXHIBIT INDEX

EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------
3.1       Restated Articles of Incorporation of   Exhibit 3.1 to the Registrant's Form
          Registrant                              S-1 Registration Statement under the
                                                  Securities Act of 1933, as amended,
                                                  declared effective on April 23, 1991
                                                  ("1991 S-1")

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

10.2      Management Agreement between Michigan   Exhibit 10.2 to 1991 S-1
          Health Maintenance Organization
          Plans, Inc. and Registrant dated
          March 15, 1985, as amended June 12,
          1985

10.3      Management Agreement between U.A.       Exhibit 10.3 to 1991 S-1
          Health Care Corporation and Personal
          Physician Care, Inc. dated March 18,
          1987

10.4      Amendment dated February 16, 1993 to    Exhibit 10.5 to the Registrant's 1995
          Management Agreement between United     Form 10-K
          American Healthcare Corporation and
          Personal Physician Care, Inc. dated
          March 18, 1987

EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------

10.5      Amendment dated June 16, 1994 to        Exhibit 10.4 to the Registrant's 1994
          Management Agreement between U.A.       Form 10-K
          Health Care Corporation and Personal
          Physician Care, Inc. dated March 18,
          1987

10.6      Management Agreement between OmniCare   Exhibit 10.5 to Registrant's 1994
          Health Plan, Inc. and United American   Form 10-K
          of Tennessee, Inc. dated February 2,
          1994

10.7      Management Agreement between            Exhibit 10.6 to Registrant's 1994
          UltraMedix Health Care Systems, Inc.    Form 10-K
          and United American of Florida, Inc.
          dated February 1, 1994

10.8      Amendment dated September 4, 1995 to    Exhibit 10.9 to the Registrant's 1995
          Management Agreement between            Form 10-K
          UltraMedix Healthcare Systems, Inc.
          and United American of Florida, Inc.
          dated February 1, 1995

10.9      Amendment dated September 20, 1995 to   Exhibit 10.10 to Registrant's 1995
          Management Agreement between            Form 10-K
          UltraMedix Health Care Systems, Inc.
          and United American of Florida, Inc.
          dated February 1, 1995

10.10     Lease Agreement between 1155 Brewery    Form 8-K filed August 8, 1991
          Park Limited Partnership and
          Registrant dated July 24, 1991,
          effective May 1, 1992

10.11     Amendment dated December 8, 1993 to     Exhibit 10.8 to the Registrant's 1994
          Lease agreement between 1155 Brewery    Form 10-K
          Park Limited Partnership and
          Registrant dated July 24, 1991


EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------

10.12     Amendment dated April 15, 1993 to       Exhibit 10.13 to Registrant's 1995
          Lease Agreement between 1155 Brewery    Form 10-K
          Park Limited Partnership and
          Registrant dated July 24, 1991

10.13     Lease Agreement between Baltimore       Exhibit 10.7 to the Registrant's 1993
          Center Associates Limited Partnership   Form 10-K
          and Corporate Healthcare Financing,
          Inc. dated August 24, 1988, as
          amended April 12, 1993, effective the
          later of May 1, 1993 or the date
          premises are ready for occupancy

10.14     Amendment dated May 11, 1994            Exhibit 10.11 to the Registrant's
          (effective June 30, 1994) to Lease      1994 Form 10-K
          agreement between Baltimore Center
          Associates Limited Partnership and
          Corporate Healthcare Financing, Inc

10.15     Lease Agreement between CLW Realty      Exhibit 10.2 to Registrant's 1994
          Asset Group, Inc., as agent for The     Form 10-K
          Prudential Insurance Company of
          America and United American of
          Florida dated May 31, 1994, effective
          June 1, 1994

10.16     Lease Agreement between Fleming         Exhibit 10.3 to Registrant's 1994
          Companies, Inc. and United American     Form 10-K
          of Tennessee dated June 30, 1994,
          effective the date premises are ready
          for occupancy

EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------
10.17     Lease Agreement between International   Exhibit 10.19 to Registrant's 1995
          Business Machines Corporation and       Form 10-K
          Registrant dated August 29, 1994

10.18     Amended and Restated Line of Credit     Exhibit 10.20 to Registrant's 1995
          Facility Agreement between Michigan     Form 10-K
          National Bank and Registrant dated
          March 14, 1995

10.19     Promissory notes between Michigan       Exhibit 10.9 to the Registrant's 1993
          National Bank and Registrant dated      Form 10-K
          August 26, 1993

10.20     Asset Purchase Agreement between CHF,   Form 8-K filed May 24, 1993 and Form
          Inc., Healthcare Plan Management,       8-K/A filed July 21, 1993
          Inc., CHF-HPM Limited Partnership,
          Louis J. Nicholas and Keith B.
          Sullivan and Registrant dated May 7,
          1993

10.21     Loan and Security Agreement between     Exhibit 10.18 to Registrant's 1994
          UltraMedix Health Care Systems, Inc.    Form 10-K
          and United American of Florida dated
          February 1, 1994

10.22     Amendment dated June 13, 1995 to the    Exhibit 10.26 to Registrant's 1995
          Loan and Security Agreement between     Form 10-K
          UltraMedix Care Systems, Inc. and
          United American of Florida, Inc.
          dated February 1, 1994

10.23     Form of Stock Transfer Services         Exhibit 10.19 to Registrant's 1994
          Agreement between Huntington National   Form 10-K
          Bank and Registrant

10.24     Employment Agreement between Julius     Exhibit 10.15 to 1991 S-1
          V. Combs, M.D. and Registrant dated
          March 15, 1991

EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------
10.25     Employment Agreement between Ronald     Exhibit 10.16 to 1991 S-1
          R. Dobbins and Registrant dated March
          15, 1991

10.26     Employment Agreement between Louis J.   Exhibit 10.22 to Registrant's 1994
          Nicholas and Corporate Healthcare       Form 10-K
          Financing, Inc. dated May 7, 1993

10.27     First Amendment to Contingent Note      Form 10-Q for the Quarter Ended March
          Promissory Note between CHF-HPM         31, 1996, filed May 14, 1996
          Limited Partnership and the
          Registrant

10.28     Acquisition of majority interest in     Form 8-K filed April 19, 1996
          OmniCare Health Plan, Inc. of
          Tennessee and UltraMedix Healthcare
          Systems, Inc.

10.29     Injured Workers' Insurance Fund         Form 10-K/A filed October 14, 1996,
          Contract No. IWIF 9-96 Managed Care     as amended
          Contract with Statutory Benefits
          Management Corporation dated June 19,
          1996

10.30     Ernst & Young LLP Report of             Exhibit 10.30 to Registrant's 1998
          Independent Auditors as of June 30,     Form 10-K
          1996

10.31     Renaissance Center Office Lease         Form 10-Q for the Quarter Ended
          between Renaissance Center Venture      September 30, 1996, filed November
          and Registrant                          13, 1996

10.32     Purchase Agreement between Statutory    Form 10-Q for the Quarter Ended
          Benefits Management Corporation and     December 31, 1996, filed February 10,
          Spectera, Inc.                          1997

10.33     Agreement of Purchase and Sale of       Form 10-K filed October 14, 1997
          Stock, between CHF Acquisition, Inc.
          and the Registrant dated September
          12, 1997

EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------

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

10.38     Employment Agreement between Gregory    Exhibit 10.38 to Registrant's 1998
          H. Moses, Jr. and Registrant dated      Form 10-K
          May 11, 1998

10.39     Amendment dated as of June 30, 1998     Exhibit 10.39 to Registrant's 1998
          to Lease Agreement between 1155         Form 10-K
          Brewery Park Limited Partnership and
          Registrant dated June 24, 1991

EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------
10.40     Termination of Lease between            Exhibit 10.40 to Registrant's 1998
          Renaissance Holdings, Inc. (successor   Form 10-K
          to Renaissance Center Venture) and
          Registrant dated June 24, 1998

10.41     United American Healthcare              Exhibit 10.41 to Registrant's 1998
          Corporation 1998 Stock Option Plan      Form 10-K

10.42     Stock Purchase Agreement among          Exhibit 10.42 to Registrant's 1998
          Registrant, CHFA, Inc. and Corporate    Form 10-K
          Healthcare Financing, Inc. dated
          August 31, 1998

10.43     Secured Promissory Note from CHFA,      Exhibit 10.43 to Registrant's 1998
          Inc. to Registrant dated August 31,     Form 10-K
          1998

10.44     Unsecured Promissory Note from CHFA,    Exhibit 10.44 to Registrant's 1998
          Inc. to Registrant dated August 31,     Form 10-K
          1998

10.45     Guaranty Agreement of Louis J.          Exhibit 10.45 to Registrant's 1998
          Nicholas dated August 31, 1998          Form 10-K

10.46     Pledge Agreement between CHFA, Inc.     Exhibit 10.46 to Registrant's 1998
          and Registrant dated August 31, 1998    Form 10-K

10.47     Amendment of Business Loan Agreement    Exhibit 10.47 to Registrant's 1998
          between Registrant and Michigan         Form 10-K
          National Bank dated September 1, 1998

10.48     Promissory Note of Registrant to        Exhibit 10.48 to Registrant's 1998
          Michigan National Bank dated            Form 10-K
          September 1, 1998

10.49     Pledge Agreement from Registrant to     Exhibit 10.49 to Registrant's 1998
          Michigan National Bank dated            Form 10-K
          September 1, 1998

10.50     Promissory Note from Registrant to      Form 10-Q for the Quarter Ended
          UAH Securities Litigation Fund dated    December 31, 1998, filed February
          December 11, 1998                       16, 1999

EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------

10.51     Amendment of Promissory Note and        Exhibit 10.51 to Registrant's 1999
          Business Loan Agreement from Michigan   Form 10-K
          National Bank dated May 6, 1999

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

10.54     Business Loan Agreement between         Exhibit 10.54 to Registrant's 2001
          Registrant and Michigan National Bank   Form 10-K
          dated September 25, 2000

10.55     Promissory Note of Registrant to        Exhibit 10.55 to Registrant's 2001
          Michigan National Bank dated            Form 10-K
          September 25, 2000

10.56     Security Agreement between Registrant   Exhibit 10.56 to Registrant's 2001
          and Michigan National Bank dated        Form 10-K
          September 25, 2000

10.57     Amendment of Business Loan Agreement    Form 10-Q for the Quarter Ended
          with Standard Federal Bank N.A.,        December 31, 2001, filed February 14,
          dated November 29, 2001 and effective   2002
          September 30, 2001.

10.58     Amended and Restated Promissory Note    Form 10-Q for the Quarter Ended
          to Standard Federal Bank N.A., dated    December 31, 2001, filed February 14,
          November 29, 2001 and effective         2002
          September 30, 2001.

10.59     Amendment to Management Agreement       Form 10-Q for the Quarter Ended
          with OmniCare Health Plan dated         December 31, 2001, filed February 14,
          December 14, 2001 and effective         2002
          August 1, 2001.


EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------

10.60     Amendment of Business Loan Agreement    Exhibit 10.60 to Registrant's 2002
          with Standard FederalBank N.A., dated   Form 10-K
          October 11, 2002

10.61     Amendment of Business Loan Agreement    Form 10-Q for the Quarter Ended
          with Standard Federal Bank N.A.,        September 30, 2002, filed November
          dated October 11, 2002 and effective    13, 2003
          September 30, 2002

10.62     Letter amendment of Business Loan       Form 10-Q for the Quarter Ended
          Agreement with Standard Federal Bank    December 31, 2002, filed May 13, 2003
          N.A., dated February 5, 2003

10.63     United American Healthcare              Form 8-K filed January 11, 2005
          Corporation Supplemental Executive
          Retirement Plan

10.64     Severance Agreement dated as of April   Form 10-Q filed April 28, 2005
          15, 2005 between United American of
          Tennessee, Inc and Osbie L. Howard

16.1      Concurring Letter regarding change in   Form 8-K filed October 30, 1997
          Certifying Accountants dated October
          30, 1997, from Grant Thornton LLP

16.2      Concurring Letter regarding change in   Form 8-K/A filed November 12, 1997
          Certifying Accountants dated November
          12, 1997, from Grant Thornton LLP

16.3      Concurring Letter regarding change in   Form 8-K/A filed November 12, 1997
          Certifying Accountants dated November
          12, 1997, from Ernst & Young LLP

16.4      Concurring Letter regarding change in   Form 8-K filed January 20, 1998
          Certifying Accountants dated January
          16, 1998, from Arthur Andersen LLP


EXHIBIT                                                   INCORPORATED HEREIN BY            FILED
 NUMBER          DESCRIPTION OF DOCUMENT                       REFERENCE TO               HEREWITH
-------   -------------------------------------   -------------------------------------   --------

16.5      Letter of KPMG LLP dated March 5,       Form 8-KA filed March 10, 2003
          2003 to the Securities and Exchange
          Commission.

16.6      Letter dated November 22, 2004, from    Form 8-K filed November 22, 2004
          Follmer Rudzewicz PLC to the
          Securities and Exchange Commission

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

99.1      Press Release dated January 12, 1998    Form 8-K filed January 20, 1998

99.2      Press Release dated January 6, 2000     Form 8-K filed January 14, 2000

99.3      Press release dated April 15, 2005.     Form 8-K filed April 15, 2005

99.3      Press release dated April 21, 2005.     Form 8-K filed April 21, 2005

99.4      Notice of Administrative Supervision    Form 8-K/A filed April 21, 2005
          issued by the Commissioner of the
          State of Tennessee Department of
          Commerce and Insurance, dated April
          20, 2005.