Form 10-Q
period 2006-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2006-10-26
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 23, 2006 IS 7,543,777

As filed with the Securities and Exchange Commission on October 26, 2006

================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Unaudited Condensed Consolidated Financial Statements:
             Condensed Consolidated Balance Sheets - September 30, 2006
                and June 30, 2006........................................     2
             Condensed Consolidated Statements of Operations -
                Three-months ended September 30, 2006 and 2005...........     3
             Condensed Consolidated Statements of Cash Flows -
                Three-months ended September 30, 2006 and 2005...........     4
             Notes to the Unaudited Condensed Consolidated Financial
                Statements...............................................     5
   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................    10
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk..    13
   Item 4.   Controls and Procedures.....................................    14

PART II. OTHER INFORMATION

   Item 6.   Exhibits....................................................    15

SIGNATURES...............................................................    16

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SEPTEMBER 30,
                                                                    2006       JUNE 30,
                                                                (Unaudited)      2006
                                                               -------------   --------
ASSETS
Current assets
   Cash and cash equivalents                                      $ 4,106      $ 4,316
   Marketable securities                                            2,614        2,605
   Accounts receivable - State of Tennessee, net                    1,390        1,463
   Other receivables                                                  690          384
   Prepaid expenses and other                                         305          265
   Deferred income taxes                                            1,950        1,950
                                                                  -------      -------
      Total current assets                                         11,055       10,983
Property and equipment, net                                           203          142
Intangible assets, net                                              3,452        3,452
Marketable securities                                               7,433        7,342
Restricted assets                                                   2,721        2,721
Other assets                                                          586          586
                                                                  -------      -------
      Total assets                                                $25,450      $25,226
                                                                  =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                         $   156      $   156
   Accounts payable and accrued expenses                            1,066          920
   Accrued compensation and related benefits                          523          732
   Accrued rent                                                       169          244
   Other current liabilities                                        1,036        1,124
                                                                  -------      -------
      Total current liabilities                                     2,950        3,176
                                                                  -------      -------
Total liabilities                                                   2,950        3,176

Shareholders' equity
   Preferred stock, 5,000,000 shares authorized; none issued           --           --
   Common stock, no par, 15,000,000 shares authorized;
      7,531,277 and 7,527,023 issued and outstanding at
      September 30, 2006 and June 30, 2006, respectively           12,830       12,800
   Retained earnings                                                9,752        9,420
   Accumulated other comprehensive loss, net of deferred
      federal income taxes                                            (82)        (170)
                                                                  -------      -------
      Total shareholders' equity                                  $22,500      $22,050
                                                                  =======      =======
                                                                  $25,450      $25,226
                                                                  =======      =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE-MONTHS
                                                    ENDED
                                                SEPTEMBER 30,
                                               ---------------
                                                2006     2005
                                               ------   ------
REVENUES
   Fixed administrative fees                   $4,013   $4,490
   Interest and other income                      161       18
                                               ------   ------
         Total revenues                         4,174    4,508

EXPENSES
   Marketing, general and administrative        3,759    4,018
   Depreciation and amortization                   32       33
                                               ------   ------
         Total expenses                         3,791    4,051
                                               ------   ------
Earnings from operations before income taxes      383      457
   Income tax expense                              51       54
                                               ------   ------
      NET EARNINGS                             $  332   $  403
                                               ======   ======

NET EARNINGS PER COMMON SHARE - BASIC
                                               ------   ------
   Net earnings per common share               $ 0.04   $ 0.05
                                               ======   ======
   Weighted average shares outstanding          7,531    7,459
                                               ======   ======

NET EARNINGS PER COMMON SHARE - DILUTED
                                               ------   ------
   Net earnings per common share               $ 0.04   $ 0.05
                                               ======   ======
   Weighted average shares outstanding          7,725    7,583
                                               ======   ======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 THREE-MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                               ----------------
                                                                2006      2005
                                                               ------   -------
OPERATING ACTIVITIES
   Net earnings                                                $  332   $   403
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                32        33
      Deferred income taxes                                        --      (219)
      Stock compensation expense                                   22        76
   Net changes in operating assets and liabilities               (499)     (391)
                                                               ------   -------
         Net cash provided by (used in) operating activities     (113)      (98)

INVESTING ACTIVITIES
   Purchase of marketable securities                              (12)   (6,433)
   Purchase of property and equipment                             (99)       (5)
   Proceeds from the sale of property and equipment                 6        --
                                                               ------   -------
         Net cash used in investing activities                   (105)   (6,438)

FINANCING ACTIVITIES
   Issuance of common stock                                         8        30
                                                               ------   -------
         Net cash provided by financing activities                  8        30
                                                               ------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (210)   (6,506)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                4,316     9,843
                                                               ------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $4,106   $ 3,337
                                                               ======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                           $   --   $    30
                                                               ======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005

NOTE 1 - BASIS OF PREPARATION

General

The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation and its wholly and majority-owned subsidiaries, together referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2006 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

Reclassifications

Certain amounts from the June 30, 2006 and September 30, 2005 financial statements have been reclassified to conform to presentation adopted in the September 30, 2006 statements.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                Three-months ended
                                                   September 30,
                                                ------------------
                                                   2006    2005
                                                   ----   -----
Net earnings                                       $332   $ 403
Net unrealized holding gains (losses), net of
   deferred federal income taxes                     88    (107)
                                                   ----   -----
Comprehensive income                               $420   $ 296
                                                   ====   =====

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2006 AND 2005

The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 2006 and June 30, 2006, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 4 - EFFECTIVE TAX RATE

The Company's effective tax rate for the three-months ended September 30, 2006 is 13% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations (" MCOs"), including the Company's subsidiary, UAHC Health Plan of Tennessee, Inc. (UAHC-TN). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare extended its contract with UAHC-TN through June 30, 2006 and implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue has been recorded. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company has not recorded such earnings as

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2006 AND 2005

of September 30, 2006, and would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare. The Company also recorded an allowance of $ 0.3 million in fiscal 2006 for a State of Tennessee receivable because management determined the collectibility is doubtful.

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three-months ended September 30, 2006 and 2005.

NOTE 7 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.02 million and $0.08 million for the three-months ended September 30, 2006 and 2005, respectively.

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

NOTE 8 - RESTRICTED ASSETS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2006 AND 2005

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2006 AND 2005

NOTE 9 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three-month periods ended September 30, 2006 and 2005, is as follows (in thousands):

                                    MANAGEMENT    HMO & MANAGED    CORPORATE &   CONSOLIDATED
                                  COMPANIES (1)      PLAN (2)     ELIMINATIONS      COMPANY
                                  -------------   -------------   ------------   ------------
       SEPTEMBER 30, 2006
Revenues - external customers        $    --         $ 4,013        $     --        $ 4,013
Revenues - intersegment                3,518              --          (3,518)            --
Interest and other income                 61             100              --            161
                                     -------         -------        --------        -------
Total revenues                       $ 3,579         $ 4,113        $ (3,518)       $ 4,174
                                     =======         =======        ========        =======
Interest expense                     $    --         $    --        $     --        $    --
Earnings from operations                   3             329              --            332
Segment assets                        59,863          16,877         (51,290)        25,450
Purchase of equipment                     99              --              --             99
Depreciation and amortization             32              --              --             32
                                     -------         -------        --------        -------
       SEPTEMBER 30, 2005
Revenues - external customers        $    --         $ 4,490        $     --        $ 4,490
Revenues - intersegment                4,041              --          (4,041)            --
Interest and other income                (17)             35              --             18
                                     -------         -------        --------        -------
Total revenues                       $ 4,024         $ 4,525        $ (4,041)       $ 4,508
                                     =======         =======        ========        =======
Interest expense                     $    --         $    --        $     --        $    --
Earnings from operations                 164             239              --            403
Segment assets                        59,021          14,683         (49,650)        24,054
Purchase of equipment                     --              --              --             --
Depreciation and amortization             33              --              --             33
                                     -------         -------        --------        -------

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Cautionary Statement Regarding Forward-Looking Statements" section in Item 1 of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

                                    OVERVIEW

This Financial Review discusses the Company's results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this quarterly report.

The Company provides comprehensive management and consulting services to managed care organizations, including health maintenance organizations ("HMOs") in Tennessee and (until November 1, 2002) Michigan, with a targeted mix of Medicaid and commercial enrollment. Since November 1, 2002, the Company's only managed plan has been UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), an HMO owned by the Company's wholly owned subsidiary. As of September 30, 2006 there were approximately 116,034 enrollees in UAHC-TN.

Total revenues decreased $0.3 million (7%) to $4.2 million for the quarter ended September 30, 2006, compared to $4.5 million for the quarter ended September 30, 2005, principally due to a decline in enrollees.

Total expenses decreased $0.3 million (6%) to $3.8 million for the quarter ended September 30, 2006, compared to $4.1 million for the quarter ended September 30, 2005, principally due to the elimination of fiscal 2006 general and administrative expenses associated with the order of administrative supervision referred to under the heading "Liquidity and Capital Resources" below, which expired on December 31, 2005.

Earnings before income taxes were $0.4 million and $0.5 million for the quarters ended September 30, 2006 and 2005, respectively. Net earnings were $0.3 million, or $0.04 per basic share, for the quarter ended September 30, 2006, compared to net earnings of $0.4 million, or $0.05 per basic share, for the quarter ended September 30, 2005. Such decrease in earnings of $0.1 million, or $0.01 per basic share, is principally due to a decrease in enrollees.

              FOR THREE-MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
                      THREE-MONTHS ENDED SEPTEMBER 30, 2005

There were no medical premiums revenues in either of the quarters ended September 30, 2006 and 2005.

Fixed administrative fees related to TennCare's below-described ASO program were $4.0 million for the quarter ended September 30, 2006, a decrease of $0.5 million (11%) from $4.5 million in the three-months ended September 30, 2005. Such fixed administrative fees are attributed to a change in the reimbursement system of TennCare, effective July 1, 2005. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue was recorded in fiscal 2006. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

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

There were no medical services expenses in either of the quarters ended September 30, 2006 and 2005.

Marketing, general and administrative expenses decreased $0.2 million (6%) to $3.8 million for the three-months ended September 30, 2006 from $4.0 million for the three-months ended September 30, 2005. The decrease was principally due to the elimination of fiscal 2006 general and administrative expenses associated with order of administrative supervision, which expired on December 31, 2005.

Depreciation and amortization expense was $0.03 million for the three-months ended September 30, 2006, unchanged from $0.03 million for the three-months ended September 30, 2005.

Income tax expense was $0.05 million for the three-months ended September 30, 2006, unchanged from $0.05 million for the three-months ended September 30, 2005. The Company's effective tax rate for the three-months ended September 30, 2006 is 13% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had (i) cash and cash equivalents and short-term marketable securities of $6.7 million, compared to $6.9 million at June 30, 2006; (ii) working capital of $8.1 million, compared to working capital of $7.8 million at June 30, 2006; and (iii) a current assets-to-current liabilities ratio of 3.75 to-1, compared to 3.46-to-1 at June 30, 2006. The principal use of funds for the most recent three-month period was $0.1 million for the purchase of equipment. Cash flow was $(0.2) million for the three-months ended September 30, 2006, compared to $(6.5) million for the comparable period a year earlier, the decrease was principally due to the purchase of marketable securities and funding of restricted assets in the three months ended September 30, 2005.

Accounts receivable increased by $0.2 million at September 30, 2006 compared to June 30, 2006, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment increased by $0.06 million at September 30, 2006 compared to June 30, 2005, due to recording depreciation of $0.03 million offset by equipment purchases of $0.1 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.5 million at September 30, 2006. UAHC-TN had excess statutory net worth of approximately $3.7 million at September 30, 2006.

UAHC-TN's application for a commercial HMO license in Tennessee was approved on September 7, 2001. However, management is not yet actively pursuing that commercial business due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program and reforms.

Through an amendment with an effective date of July 1, 2005, TennCare has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare also disenrolled non-medically needy adults who are not eligible for Medicaid from TennCare coverage statewide, and imposed additional benefit limits on the 396,000 adults left in the program who are eligible for Medicaid. As a result, UAHC-TN lost approximately 12,000 members beginning in the first quarter of fiscal 2006.

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

UAHC-TN is no longer subject to the Notice and order of administrative supervision that the Commissioner of the State of Tennessee's Department of Commerce and Insurance had issued to it on April 20, 2005. That notice and order expired in accordance with its terms on December 31, 2005. Meanwhile, the State of Tennessee extended UAHC-TN's TennCare contract through December 31, 2006, by an amendment to the contract effective as of July 1, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2006, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2006. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     10.1 Contract #H6934 effective September 29, 2006 between Centers for Medicare & Medicaid Services and UAHC Health Plan of Tennessee, Inc., with its Attachment A and Addendum D, incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K, dated October 10, 2006 and filed October 16, 2006.

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: October 26, 2006                 By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President &
                                            Chief Executive Officer


Dated: October 26, 2006                 By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Executive Vice President,
                                            Chief Financial Officer & Treasurer