Form 10-Q
period 2006-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2007-01-25
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED DECEMBER 31, 2006

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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF JANUARY 22, 2007 IS 8,574,777

As filed with the Securities and Exchange Commission on January 25, 2007

================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Unaudited Condensed Consolidated Financial Statements:
                 Condensed Consolidated Balance Sheets -- December 31,
                    2006 and June 30, 2006...............................     2
                 Condensed Consolidated Statements of Operations -- Three
                    and Six months ended December 31, 2006 and 2005......     3
                 Condensed Consolidated Statements of Cash Flows
                    --Six months ended December 31, 2006 and 2005........     4
                 Notes to the Unaudited Condensed Consolidated Financial
                    Statements...........................................     5

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    11

         Item 3. Quantitative and Qualitative Disclosures About Market
                    Risk.................................................    16

         Item 4. Controls and Procedures.................................    17

PART II. OTHER INFORMATION

         Item 6. Exhibits................................................    18

SIGNATURES...............................................................    19

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                                   2006       JUNE 30,
                                                                (Unaudited)     2006
                                                               ------------   --------
ASSETS
Current assets
   Cash and cash equivalents                                     $ 9,951      $ 4,316
   Marketable securities                                           3,025        2,605
   Accounts receivable -- State of Tennessee, net                  1,517        1,463
   Other receivables                                                 771          384
   Prepaid expenses and other                                        302          265
   Deferred income taxes                                           1,914        1,950
                                                                 -------      -------
      Total current assets                                        17,480       10,983
Property and equipment, net                                          212          142
Intangible assets, net                                             3,452        3,452
Marketable securities                                              7,445        7,342
Restricted assets                                                  2,721        2,721
Other assets                                                         586          586
                                                                 -------      -------
      Total assets                                               $31,896      $25,226
                                                                 =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                        $   156      $   156
   Accounts payable and accrued expenses                             975          920
   Accrued compensation and related benefits                         540          732
   Accrued rent                                                      158          244
   Other current liabilities                                       1,145        1,124
                                                                 -------      -------
      Total current liabilities                                    2,974        3,176
                                                                 -------      -------
Total liabilities                                                  2,974        3,176

Shareholders' equity
   Preferred stock, 5,000,000 shares authorized; none issued          --           --
   Common stock, no par, 15,000,000 shares authorized;
      8,543,277 and 7,527,023 issued and outstanding at
      December 31, 2006 and June 30, 2006, respectively           18,194       12,541
   Paid-in-capital -- stock options                                  372          259
   Warrants                                                          446           --
   Retained earnings                                               9,980        9,420
   Accumulated other comprehensive loss, net of deferred
      federal income taxes                                           (70)        (170)
                                                                 -------      -------
      Total shareholders' equity                                 $28,922      $22,050
                                                                 =======      =======
                                                                 $31,896      $25,226
                                                                 =======      =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  DECEMBER 31,        DECEMBER 31,
                                               ------------------   ----------------
                                                  2006     2005       2006     2005
                                                 ------   ------     ------   ------
REVENUES
   Fixed administrative fees                     $3,949   $4,308     $7,962   $8,798
   Interest and other income                        274      183        435      201
                                                 ------   ------     ------   ------
      Total revenues                              4,223    4,491      8,397    8,999

EXPENSES
   Marketing, general and administrative          3,950    3,968      7,709    7,986
   Depreciation and amortization                     27       29         59       62
                                                 ------   ------     ------   ------
      Total expenses                              3,977    3,997      7,768    8,048
                                                 ------   ------     ------   ------
Earnings from operations before income taxes        246      494        629      951
   Income tax expense                                18       54         69      108
                                                 ------   ------     ------   ------
      NET EARNINGS                               $  228   $  440     $  560   $  843
                                                 ======   ======     ======   ======
NET EARNINGS  PER COMMON SHARE -- BASIC
   Net earnings per common share                 $ 0.03   $ 0.06     $ 0.07   $ 0.11
                                                 ======   ======     ======   ======
   Weighted average shares outstanding            7,728    7,474      7,629    7,464
                                                 ======   ======     ======   ======
NET EARNINGS PER COMMON SHARE - DILUTED
   Net earnings per common share                 $ 0.03   $ 0.06     $ 0.07   $ 0.11
                                                 ======   ======     ======   ======
   Weighted average shares outstanding            8,172    7,604      7,970    7,593
                                                 ======   ======     ======   ======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                        ----------------
                                                         2006      2005
                                                        ------   -------
OPERATING ACTIVITIES
   Net earnings                                         $  560   $   843
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Loss on disposal of assets                            --         4
      Depreciation and amortization                         59        62
      Deferred income taxes                                 36      (340)
      Stock compensation expense                           113       155
   Net changes in operating assets and liabilities        (680)     (355)
                                                        ------   -------
         Net cash provided by operating activities          88       369

INVESTING ACTIVITIES
   Purchase of marketable securities                      (423)   (6,428)
   Purchase of property and equipment                     (135)      (22)
   Proceeds from the sale of property and equipment          6        --
                                                        ------   -------
      Net cash used in investing activities               (552)   (6,450)

FINANCING ACTIVITIES
   Net proceeds from sale of common stock                5,816        34
   Proceeds from exercise of stock options                  21        --
   Proceed from issuance of warrants                       262        --
                                                        ------   -------
      Net cash provided by financing activities          6,099        34
                                                        ------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     5,635    (6,047)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,316     9,843
                                                        ------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $9,951   $ 3,796
                                                        ======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                    $   --   $    30
                                                        ======   =======
   Non-cash financing activity
      Transaction fee paid with warrants                $  184        --
                                                        ======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2006 AND 2005

NOTE 1 -- BASIS OF PREPARATION

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the six month period ended December 31, 2006 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

Reclassifications

Certain amounts from the June 30, 2006 and December 31, 2005 financial statements have been reclassified to conform to the presentation adopted in the December 31, 2006 financial statements.

NOTE 2 -- COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                       Three months    Six months
                           ended          ended
                       December 31,   December 31,
                       ------------   ------------
                       2006    2005   2006    2005
                       ----   -----   ----   -----
Net earnings           $228    $440   $560    $843
Unrealized holding
   gains (losses),
   net of deferred
   federal income
   taxes                 12      35    100     (72)
                       ----   -----   ----   -----
Comprehensive income   $240    $475   $660    $771
                       ====   =====   ====   =====

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2006 AND 2005

The components of accumulated other comprehensive income (loss), included in shareholders' equity at December 31, 2006 and June 30, 2006, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 -- NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 4 -- EFFECTIVE TAX RATE

The Company's effective tax rate for the six months ended December 31, 2006 is 11% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

NOTE 5 -- CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC Health Plan of Tennessee, Inc. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue has been recorded. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006 UAHC-TN as well as the first quarter of fiscal 2007. The Company has not recorded such earnings as of December 31, 2006, and would record such earnings in

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2006 AND 2005

fiscal 2007 only upon receipt of final notification thereof from TennCare. The Company also recorded an allowance of $0.3 million in fiscal 2006 for a State of Tennessee receivable because management determined the collectibility is doubtful.

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the six months ended December 31, 2006 and 2005.

NOTE 7 -- STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.11 million and $0.16 million for the six-months ended December 31, 2006 and 2005, respectively.

Effective July 1, 2005, the Compensation Committee and Board of Directors approved the immediate termination of 124,167 non-vested stock options to the Company's directors and officers. The purpose of the termination was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of earnings, as a result of SFAS No. 123(R). The pre-tax charge thereby avoided totaled approximately $650,581 which would have been recognized over fiscal years 2006 through 2008, and, accordingly, the Compensation Committee determined that the expense savings from the termination for these particular option agreements outweighed the objective of incentive compensation and retention.

NOTE 8 -- RESTRICTED ASSETS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2006 AND 2005

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

NOTE 9 -- PRIVATE PLACEMENT

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The net proceeds from the private placement will be used principally for start-up costs associated with the Company's Tennessee subsidiary's new Medicare Advantage contract with the Centers for Medicare & Medicaid Services, which became effective January 1, 2007. The remainder is to be used for working capital and general corporate purposes.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2006 AND 2005

NOTE 10 -- UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the six month periods ended December 31, 2006 and 2005, is as follows (in thousands):

                                    MANAGEMENT          HMO &         CORPORATE &   CONSOLIDATED
                                  COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
                                  -------------   ----------------   ------------   ------------
DECEMBER 31, 2006
Revenues -- external customers      $     --           $ 7,962         $     --        $ 7,962
Revenues -- intersegment               6,979                --           (6,979)            --
Interest and other income                158               277               --            435
                                    --------           -------         --------        -------
Total revenues                      $  7,137           $ 8,239         $ (6,979)       $ 8,397
                                    ========           =======         ========        =======
Interest expense                    $     --           $    --         $     --        $    --
Earnings (loss) from operations          (94)              654               --            560
Segment assets                        66,039            16,869          (51,012)        31,896
Purchase of equipment                    135                --               --            135
Depreciation and amortization             59                --               --             59
                                    --------           -------         --------        -------

DECEMBER 31, 2005
Revenues -- external customers      $     --           $ 8,798         $     --        $ 8,798
Revenues -- intersegment               7,958                --           (7,958)            --
Interest and other income                 95               106               --            201
                                    --------           -------         --------        -------
Total revenues                      $  8,053           $ 8,904         $ (7,958)       $ 8,999
                                    ========           =======         ========        =======
Interest expense                    $     --           $    --         $     --        $    --
Earnings from operations                 463               380               --            843
Segment assets                        59,496            14,938          (49,990)        24,444
Purchase of equipment                     22                --               --             22
Depreciation and amortization             62                --               --             62
                                    --------           -------         --------        -------

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

NOTE 11 -- RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board's Final Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2006 AND 2005

derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

The Company is in the process of evaluating the expected effect of this pronouncement and is currently unable to determine the impact, if any, that it may have on its results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the "Cautionary Statement Regarding Forward-Looking Statements" section in Item 1 of our most recent Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

                                    OVERVIEW

This Financial Review discusses the Company's results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this quarterly report.

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee for the State's "TennCare" program, to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. Through successive contractual amendments, UAHC-TN's TennCare contract has been extended many times, most recently through June 30, 2007. As of December 31, 2006, there were approximately 112,000 TennCare enrollees in UAHC-TN.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The initial contract term is through December 31, 2007, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of January 1, 2007, there were approximately 110 SNP enrollees in UAHC-TN.

Total revenues decreased $0.3 million (6%) to $4.2 million for the quarter ended December 31, 2006, compared to $4.5 million for the quarter ended December 31, 2005, principally due to a decline in enrollees.

Total expenses were unchanged at $4.0 million for the quarter ended December 31, 2006, compared to $4.0 million for the quarter ended December 31, 2005, principally due to the elimination of fiscal 2006 general and administrative expenses associated with the order of administrative supervision referred to under the heading "Liquidity and Capital Resources" below, which expired on December 31, 2005, offset by start-up expenses associated with the Company's Medicare Advantage SNP product.

Earnings before income taxes were $0.2 million and $0.5 million for the quarters ended December 31, 2006 and 2005, respectively. Net earnings were $0.2 million, or $0.03 per basic share, for the quarter ended December 31, 2006, compared to net earnings of $0.4 million, or $0.06 per basic share, for the quarter ended December 31, 2005. Such decrease in earnings of $0.2 million, or $0.03 per basic share, is principally due to a decrease in enrollees.

              FOR THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2005

Fixed administrative fees related to TennCare's below-described ASO program were $4.0 million for the quarter ended December 31, 2006, a decrease of $0.3 million (8%) from $4.3 million in the three-months ended December 31, 2005. Such decrease in fixed administrative fees is attributed to a decrease in membership.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through subsequent amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a reduction in capitated administrative fees and has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue was recorded in fiscal 2006. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006 as well as the first quarter of fiscal 2007. The Company would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Marketing, general and administrative expenses were unchanged at $4.0 million for the three-months ended December 31, 2006 from $4.0 million for the three months ended December 31, 2005.

Depreciation and amortization expense were unchanged at $0.03 million for the three months ended December 31, 2006 compared to the same period in 2005.

Income tax expense was unchanged at $0.1 million for the three months ended December 31, 2006 from the three months ended December 31, 2005. The Company's effective tax rate for the three months ended December 31, 2006 is 7% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

               FOR SIX-MONTHS ENDED DECEMBER 31, 2006 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 2005

There were no medical premiums revenues in either of the six month periods ended December 31, 2006 and 2005.

Fixed administrative fees related to TennCare's below-described ASO program were $8.0 million for the six months ended December 31, 2006, a decrease of $0.8 million (10%) from $8.8 million in the six months ended December 31, 2005. Such decrease in fixed administrative fees is attributed to a decrease in membership.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through subsequent amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare has implemented a reduction in capitated administrative fees and has implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million and $0.2 million, respectively, for its performance under the modified risk arrangement for the first and second quarters of fiscal 2006. Such additional revenue was recorded in fiscal 2006. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006 as well as the first quarter of fiscal 2007. The Company would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Marketing, general and administrative expenses decreased $0.3 million (3%) to $7.7 million for the six months ended December 31, 2006 from $8.0 million for the six months ended December 31, 2005. The decrease was principally due to the elimination of fiscal 2006 general and administrative expenses associated with the order of administrative supervision which expired on December 31, 2005.

Depreciation and amortization expense was $0.06 million for the six months ended December 31, 2006, unchanged from $0.06 million for the six months ended December 31, 2005.

Income tax expense was $0.1 million for the six months ended December 31, 2006, unchanged from $0.1 million for the six months ended December 31, 2005. The Company's effective tax rate for the six months ended December 31, 2006 is 11% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had (i) cash and cash equivalents and short-term marketable securities of $13.0 million, compared to $6.9 million at June 30, 2006; (ii) working capital of $14.5 million, compared to working capital of $7.8 million at June 30, 2006; and (iii) a current assets-to-current liabilities ratio of 5.88-to-1, compared to 3.46-to-1 at June 30, 2006. The principal use of funds for the most recent six month period was $0.1 million for the purchase of equipment. Cash flow was $5.7 million for the six months ended December 31, 2006, compared to $(6.0) million for the comparable period a year earlier. The increase was principally due to the sale of 1,000,000 newly issued shares of common stock in the three months ended December 31, 2006.

Accounts receivable increased by $0.4 million at December 31, 2006 compared to June 30, 2006, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment increased by $0.07 million at December 31, 2006 compared to June 30, 2006, due to recording depreciation of $0.06 million offset by equipment purchases of $0.14 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at December 31, 2006. UAHC-TN had excess statutory net worth of approximately $3.9 million at December 31, 2006.

UAHC-TN's application for a commercial HMO license in Tennessee was approved on September 7, 2001. However, management is not yet actively pursuing that commercial business, due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program and reforms.

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

UAHC-TN is no longer subject to the notice and order of administrative supervision that the Commissioner of the State of Tennessee's Department of Commerce and Insurance had issued to it on April 20, 2005. That notice and order expired in accordance with its terms on December 31, 2005. The State of Tennessee extended UAHC-TN's TennCare contract through June 30, 2007, by an amendment to the contract effective as of January 1, 2007.

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The net proceeds from the private placement will be used principally for start-up costs associated with the Company's Tennessee subsidiary's new Medicare Advantage contract with the Centers for Medicare & Medicaid Services, which became effective January 1, 2007. The remainder is to be used for working capital and general corporate purposes.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control medical expenses associated with its Medicare Advantage Special Needs Plan and administrative costs related to the modified risk arrangement for the TennCare program and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2006, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2006. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1 United American Healthcare Corporation Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2005, signed on November 9, 2006.

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: January 25, 2007                 By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President & Chief
                                            Executive Officer


Dated: January 25, 2007                 By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Executive Vice President, Chief
                                            Financial Officer & Treasurer

                                  Exhibit Index

Exhibit
  No.                                   Description
-------                                 -----------
10.1      United American Healthcare Corporation Supplemental Executive
          Retirement Plan, as amended and restated effective as of January 1,
          2005, signed on November 9, 2006.

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