Form 10-Q
period 2007-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2007-05-03
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2007
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF MAY 1, 2007 IS 8,588,211.

================================================================================

As filed with the Securities and Exchange Commission on May 3, 2007

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
   Item 1. Unaudited Condensed Consolidated Financial Statements:
           Condensed Consolidated Balance Sheets - March 31, 2007
              and June 30, 2006..........................................      2
           Condensed Consolidated Statements of Operations - Three and
              Nine months ended March 31, 2007 and 2006..................      3
           Condensed Consolidated Statements of Cash Flows -Nine
              months ended March 31, 2007 and 2006.......................      4
           Notes to the Unaudited Condensed Consolidated Financial
              Statements.................................................      5
   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................     14
   Item 3. Quantitative and Qualitative Disclosures About Market
              Risk.......................................................     20
   Item 4. Controls and Procedures.......................................     21

PART II. OTHER INFORMATION
   Item 1. Legal Proceedings.............................................     22
   Item 6. Exhibits......................................................     22

SIGNATURES...............................................................     23

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              MARCH 31,    JUNE 30,
                                                                                 2007        2006
                                                                             -----------   --------
                                                                             (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                                   $ 6,263     $ 4,316
   Marketable securities                                                         7,041       2,605
   Accounts receivable - State of Tennessee, net                                 1,463       1,463
   Other receivables                                                               884         384
   Prepaid expenses and other                                                      313         265
   Deferred income taxes                                                         1,914       1,950
                                                                               -------     -------
      Total current assets                                                      17,878      10,983
   Property and equipment, net                                                     328         142
   Goodwill                                                                      3,452       3,452
   Marketable securities                                                         7,475       7,342
   Restricted assets                                                             2,721       2,721
   Other assets                                                                    586         586
                                                                               -------     -------
      Total assets                                                             $32,440     $25,226
                                                                               =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                                      $   343     $   156
   Accounts payable and accrued expenses                                         1,116         920
   Accrued compensation and related benefits                                       466         732
   Accrued rent                                                                    146         244
   Other current liabilities                                                     1,285       1,124
                                                                               -------     -------
      Total current liabilities                                                  3,356       3,176
                                                                               -------     -------
   Total liabilities                                                             3,356       3,176
   Shareholders' equity
      Preferred stock, 5,000,000 shares authorized; none issued                     --          --
      Common stock, no par, 15,000,000 shares authorized; 8,588,211 and
         7,527,023 issued and outstanding at March 31, 2007 and June 30,
         2006, respectively                                                     18,311      12,541
      Paid-in-capital - stock options                                              428         259
      Warrants                                                                     444          --
      Retained earnings                                                          9,941       9,420
      Accumulated other comprehensive loss, net of deferred federal income
         taxes                                                                     (40)       (170)
                                                                               -------     -------
      Total shareholders' equity                                               $29,084     $22,050
                                                                               =======     =======
                                                                               $32,440     $25,226
                                                                               =======     =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS
                                                            ENDED        NINE MONTHS ENDED
                                                          MARCH 31,          MARCH 31,
                                                      ----------------   -----------------
                                                       2007      2006      2007      2006
                                                      -------   ------   -------   -------
REVENUES
   Fixed administrative fees                          $ 3,833   $4,158   $11,795   $12,956
   Medical premiums                                       372       --       372        --
   Interest and other income                              345      121       780       322
                                                      -------   ------   -------   -------
      Total revenues                                    4,550    4,279    12,947    13,278
EXPENSES
   Medical expenses                                       325       --       325        --
   Marketing, general and administrative                4,228    3,759    11,937    11,745
   Depreciation and amortization                           27       33        86        95
                                                      -------   ------   -------   -------
      Total expenses                                    4,580    3,792    12,348    11,840
                                                      -------   ------   -------   -------
Earnings (loss) from operations before income taxes       (30)     487       599     1,438
   Income tax expense                                       9       54        78       162
                                                      -------   ------   -------   -------
      NET EARNINGS (LOSS)                             $   (39)  $  433   $   521   $ 1,276
                                                      =======   ======   =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
   Net earnings (loss) per common share               $ (0.00)  $ 0.06   $  0.07   $  0.17
                                                      =======   ======   =======   =======
   Weighted average shares outstanding                  8,579    7,476     7,941     7,467
                                                      =======   ======   =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
   Net earnings (loss) per common share               $ (0.00)  $ 0.06   $  0.06   $  0.17
                                                      =======   ======   =======   =======
   Weighted average shares outstanding                  8,579    7,607     8,284     7,598
                                                      =======   ======   =======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                       NINE MONTHS ENDED
                                                           MARCH 31,
                                                       -----------------
                                                         2007      2006
                                                       -------   -------
OPERATING ACTIVITIES
   Net earnings                                        $   521   $ 1,276
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                         86        95
      Deferred income taxes                                 36      (471)
      Stock awards                                         108        --
      Stock compensation expense                           170       233
   Net changes in operating assets and liabilities        (368)     (434)
                                                       -------   -------
         Net cash provided by operating activities         553       699
INVESTING ACTIVITIES
   Purchase of marketable securities                    (4,439)   (6,432)
   Purchase of property and equipment                     (278)      (84)
   Proceeds from the sale of property and equipment          6        --
                                                       -------   -------
         Net cash used in investing activities          (4,711)   (6,516)
FINANCING ACTIVITIES
   Net proceeds from sale of common stock                5,721        --
   Proceeds from exercise of stock options                 124        65
   Proceeds from issuance of warrants                      260        --
                                                       -------   -------
         Net cash provided by financing activities       6,105        65
                                                       -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     1,947    (5,752)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,316     9,843
                                                       -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 6,263   $ 4,091
                                                       =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                   $    --   $    63
                                                       =======   =======
NON-CASH INVESTING ACTIVITY
   Unrealized gain (loss) on investment                $   130   $  (107)
                                                       =======   =======
NON-CASH FINANCING ACTIVITY
   Transaction fee paid with warrants                  $   184   $    --
                                                       =======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006

NOTE 1 - BASIS OF PREPARATION

General

The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation and its wholly-owned subsidiaries, together referred to as the "Company." All significant intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

Reclassifications

Certain amounts from the June 30, 2006 and March 31, 2006 financial statements have been reclassified to conform to the presentation adopted in the March 31, 2007 financial statements.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, are summarized as follows (in thousands):

                                            Three
                                            months      Nine months
                                            ended          ended
                                          March 31,      March 31,
                                         -----------   -------------
                                         2007   2006   2007    2006
                                         ----   ----   ----   ------
Net earnings (loss)                      $(39)  $433   $521   $1,276
Unrealized holding gains (losses), net
   of deferred federal income taxes        30    (35)   130     (107)
                                         ----   ----   ----   ------
Comprehensive income (loss)              $ (9)  $398   $651   $1,169
                                         ====   ====   ====   ======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

The components of accumulated other comprehensive income (loss), included in shareholders' equity at March 31, 2007 and June 30, 2006, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options. Options and warrants to purchase common stock were outstanding as of March 31, 2007 but were not included in the computation of diluted loss per common share because the shares would be antidilutive.

NOTE 4 - EFFECTIVE TAX RATE

Income tax expense decreased to $0.01 million for the three months ended March 31, 2007 compared to $0.05 million for the three months ended March 31, 2006. As the Company incurred a loss before income taxes of $0.03 for the quarter ended March 31, 2007, the Company's effective tax rate differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards and state tax expense. The Company's effective tax rate for the nine months ended March 31, 2007 is 13% and differs from the statutory rate of 34%. This difference is also the result of the utilization of net operating loss carryforwards and state tax expense.

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC Health Plan of Tennessee, Inc ("UAHC-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million for its performance under the modified risk arrangement for each of the first and second quarters of fiscal 2006. Such additional

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

revenue was recorded during fiscal 2006. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company has not recorded any such earnings as of March 31, 2007, and would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Effective July 1, 2006, TennCare revised certain benchmarks to measure current performance against performance in fiscal 2002, the last year of TennCare's full risk arrangement, and revised other benchmarks based on prior year averages. As a result, while UAHC-TN expects to earn additional revenue for its performance under the modified risk arrangement for fiscal 2007, UAHC-TN expects it will be less than in fiscal 2006 and the amount cannot yet be estimated. The Company has not recorded any such earnings as of March 31, 2007, and would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

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

Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, there was no goodwill impairment recorded for the three or nine months ended March 31, 2007 and 2006.

NOTE 7 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.06 and $0.08 million for the three months ended March 31, 2007 and 2006, respectively, and $0.2 million for each of the nine months ended March 31, 2007 and 2006.

Effective July 1, 2005, the Compensation Committee and Board of Directors approved the immediate termination of certain non-vested stock options that had been granted to

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

the Company's directors and officers for 124,167 common shares. The purpose of the termination was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of earnings, as a result of SFAS No. 123(R). The pre-tax charge thereby avoided totaled approximately $650,581 which would have been recognized over fiscal years 2006 through 2008, and, accordingly, the Compensation Committee determined that the expense savings from the termination for these particular option agreements outweighed the objective of incentive compensation and retention.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

NOTE 9 - PRIVATE  PLACEMENT

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The uses of the net proceeds from the private placement are principally for start-up costs associated with the Company's Tennessee subsidiary's new Medicare Advantage contract with the Centers for Medicare & Medicaid Services, which became effective January 1, 2007, and also for working capital and general corporate purposes.

NOTE 10 - MEDICARE CONTRACT

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The initial contract term is through December 31, 2007, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of March 31, 2007 there were approximately 160 SNP enrollees in UAHC-TN.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

NOTE 11 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine months ended March 31, 2007 and 2006, is as follows (in thousands):

                                  MANAGEMENT     HMO &
                                   COMPANIES    MANAGED    CORPORATE &   CONSOLIDATED
                                      (1)      PLAN (2)   ELIMINATIONS      COMPANY
                                  ----------   --------   ------------   ------------
         MARCH 31, 2007
Revenues - external customers      $    --      $12,167     $     --        $12,167
Revenues - intersegment             10,374           --      (10,374)            --
Interest and other income              309          471           --            780
                                   -------      -------     --------        -------
Total revenues                     $10,683      $12,638     $(10,374)       $12,947
                                   =======      =======     ========        =======
Earnings (loss) from operations    $  (521)     $ 1,042     $     --        $   521
Segment assets                      66,205       17,850      (51,615)        32,440
Purchase of equipment                  278           --           --            278
Depreciation and amortization           86           --           --             86
                                   =======      =======     ========        =======
         MARCH 31, 2006
Revenues - external customers      $    --      $12,956     $     --        $12,956
Revenues - intersegment             11,625           --      (11,625)            --
Interest and other income               81          241           --            322
                                   -------      -------     --------        -------
Total revenues                     $11,706      $13,197     $(11,625)       $13,278
                                   =======      =======     ========        =======
Earnings from operations           $   603      $   673     $     --        $ 1,276
Segment assets                      60,020       15,426      (50,438)        25,008
Purchase of equipment                   84           --           --             84
Depreciation and amortization           95           --           --             95
                                   =======      =======     ========        =======

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

NOTE 12 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board's ("FASB") Final Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the expected effect of this pronouncement and is currently unable to determine the impact, if any, that it may have on its results of operations, financial position and cash flows.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108, with no impact on the Company's financial position or results of operations.

FASB's Statement No. 156, "Accounting for Servicing of Financial Assets" ("FASB 156"), amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard requires all separately recognized servicing assets and liabilities to be initially measured at fair value and either amortized over the period of estimated servicing income and assessed for impairment each reporting period, or measured at fair value each reporting period with changes in fair value reported in earnings the period in which changes occur. This standard is effective for fiscal years beginning after September 15, 2006. The Company is in the process of evaluating the expected effect of this pronouncement and is currently

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

unable to determine the impact, if any, that it may have on its results of operations, financial position and cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within that hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," ("FASB 158"), which amends FASB 87 and FASB 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FASB 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB 87 and FASB 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. FASB 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Adoption of this FASB is not expected to have a material impact on the Company's financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
 NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 2007 AND 2006

reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB No.
157. The Company is continuing to evaluate the impact of this statement.

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

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee for the State's "TennCare" program, to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. Through successive contractual amendments, UAHC-TN's TennCare contract has been extended many times, most recently through June 30, 2007. As of March 31, 2007, there were approximately 109,000 TennCare enrollees in UAHC-TN.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The initial contract term is through December 31, 2007, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of March 31, 2007 there were approximately 160 SNP enrollees in UAHC-TN.

                FOR THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2006

Total revenues increased $0.3 million (6%) to $4.6 million for the quarter ended March 31, 2007, compared to $4.3 million for the quarter ended March 31, 2006, principally due to medical premiums revenues associated with UAHC-TN's Medicare Advantage SNP product ("MA-SNP").

Total expenses increased $0.8 million (21%) to $4.6 million for the quarter ended March 31, 2007, compared to $3.8 million for the quarter ended March 31, 2006, principally due to marketing costs associated with the launch of MA-SNP.

As a result of increased marketing costs, the Company recognized a loss before income taxes of $0.03 million for the quarter ended March 31, 2007. Earnings before income taxes for the quarter ended March 31, 2006 were $0.5 million.

MA-SNP medical premiums revenues were $0.4 million for the three months ended March 31, 2007. There were no TennCare medical premiums revenues for the three months ended March 31, 2007 and 2006.

The MA-SNP per member per month ("PMPM") premium rate, based on an average membership of 135 for the three months ended March 31, 2007, was $1,111 for the three months ended March 31, 2007.

Fixed administrative fees related to TennCare's below-described ASO program were $3.8 million for the quarter ended March 31, 2007, a decrease of $0.3 million (8%) from $4.2 million in the three months ended March 31, 2006. Such decrease in fixed administrative fees is attributable to a decrease in TennCare membership.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through subsequent amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a reduction in capitated administrative fees and implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million for its performance under the modified risk arrangement for each of the first and second quarters of fiscal 2006. Such additional revenue was recorded in fiscal 2006. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company has not recorded any such earnings as of March 31, 2007, and would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Effective July 1, 2006, TennCare revised certain benchmarks to measure current performance against performance in fiscal 2002, the last year of TennCare's full risk arrangement, and revised other benchmarks based on prior year averages. As a result, while UAHC-TN expects to earn additional revenue for its performance under the modified risk arrangement for fiscal 2007, UAHC-TN expects it will be less than in fiscal 2006 and the amount cannot yet be estimated. The Company has not recorded any such earnings as of March 31, 2007, and would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Medical expenses for MA-SNP were $0.3 million during the three months ended March 31, 2007. The percentage of such medical expenses to medical premiums revenues for MA-SNP -- the medical loss ratio ("MLR") -- was 87% for the three-month period ended March 31, 2007.

Marketing, general and administrative expenses increased $0.4 million (12%) to $4.2 million for the three months ended March 31, 2007 compared to $3.8 million for the three months ended March 31, 2006. This increase is primarily attributable to marketing expenses of $0.2 million for the launch of MA-SNP.

Depreciation and amortization expenses were unchanged at $0.03 million for the three months ended March 31, 2007 compared to the same period in 2006.

Income tax expense decreased to $0.01 million for the three months ended March 31, 2007 compared to $0.05 million for the three months ended March 31, 2006. As the Company incurred a loss before income taxes of $0.03 for the quarter ended March 31, 2007, the Company's effective tax rate differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards and state tax expense.

                FOR NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO
                        NINE MONTHS ENDED MARCH 31, 2006

MA-SNP medical premiums revenues were $0.4 million for the nine months ended March 31, 2007. There were no TennCare medical premiums revenues for the nine months ended March 31, 2007 and 2006.

The MA-SNP per member per month ("PMPM") premium rate, based on an average membership of 135 for the nine months ended March 31, 2007, was $1,111 for the nine months ended March 31, 2007.

Fixed administrative fees related to TennCare's below-described ASO program were $11.8 million for the nine months ended March 31, 2007, a decrease of $1.2 million (9%) from $13.0 million for the nine months ended March 31, 2006. Such decrease in fixed administrative fees is attributable to a decrease in TennCare membership.

Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through subsequent amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a reduction in capitated administrative fees and implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN has received notice from TennCare that it earned additional revenue of $0.2 million for its performance under the modified risk arrangement for each of the first and second quarters of fiscal 2006. Such additional revenue was recorded in fiscal 2006. UAHC-TN expects to similarly earn additional revenue of approximately $0.2 million for each of the third and fourth quarters of fiscal 2006. The Company has not recorded any such earnings as of March 31, 2007, and would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Effective July 1, 2006, TennCare revised certain benchmarks to measure current performance against performance in fiscal 2002, the last year of TennCare's full risk arrangement, and revised other benchmarks based on prior year averages. As a result, while UAHC-TN expects to earn additional revenue for its performance under the modified risk arrangement for fiscal 2007, UAHC-TN expects it will be less than in fiscal 2006 and the amount cannot yet be estimated. The Company has not recorded any such earnings as of March 31, 2007, and would record such earnings in fiscal 2007 only upon receipt of final notification thereof from TennCare.

Medical expenses for MA-SNP were $0.3 million for the nine months ended
March 31, 2007. The percentage of such medical expenses to medical premiums revenues for MA-SNP-- the medical loss ratio ("MLR") -- was 87% for the nine months ended March 31, 2007.

Marketing, general and administrative expenses increased $0.2 million (2%) to $11.9 million for the nine months ended March 31, 2007 from $11.7 million for the nine months ended March 31, 2006. This increase is primarily attributable to marketing expenses of $0.3 million for the launch of MA-SNP.

Depreciation and amortization expenses were $.09 million for the nine months ended March 31, 2007, a slight decrease from $0.1 million for the nine months ended March 31, 2006.

Income tax expense was $0.1 million for the nine months ended March 31, 2007, compared to $0.2 million for the nine months ended March 31, 2006. The Company's effective tax rate for the nine months ended March 31, 2007 is 13% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards.

Net earnings were $0.5 million, or $0.07 per basic share, for the nine months ended March 31, 2007, decreased from net earnings of $1.3 million, or $0.17 per basic share, for the nine months ended March 31, 2006, principally due to a decrease in administrative fee revenue.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had (i) cash and cash equivalents and short-term marketable securities of $13.3 million, compared to $6.9 million at June 30, 2006; (ii) working capital of $14.5 million, compared to working capital of $7.8 million at June 30, 2006; and (iii) a current assets-to-current liabilities ratio of 5.33-to-1, compared to 3.46-to-1 at June 30, 2006. The principal use of funds for the most recent nine-month period was $4.4 million for the purchase of marketable securities. Cash flow was $1.9 million for the nine months ended March 31, 2007, compared to $(5.8) million for the comparable period a year earlier. The increase was principally due to the sale of 1,000,000 newly issued shares of common stock in December 2006.

Accounts receivable increased by $0.5 million at March 31, 2007 compared to June 30, 2006, primarily due to an increase in interest receivable.

Property, plant and equipment increased by $0.2 million at March 31, 2007 compared to June 30, 2006, due to equipment purchases of $0.3 million offset by depreciation of $0.1 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at March 31, 2007. UAHC-TN had excess statutory net worth of approximately $4.9 million at March 31, 2007.

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

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The uses of the net proceeds from the private placement are principally for start-up costs associated with the Company's Tennessee subsidiary's new Medicare Advantage contract with the Centers for Medicare

& Medicaid Services, which became effective January 1, 2007, and also for working capital and general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2007, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of March 31, 2007. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PROVIDER CREDITORS COMMITTEE, ON BEHALF OF MICHIGAN HMO PLANS, INC. V. UNITED AMERICAN HEALTHCARE CORPORATION AND OTHERS

On March 29, 2007, the Michigan Court of Appeals reversed the trial court's order that had denied the Company's and its fellow defendants' motion for change of venue. The Court of Appeals ruled in favor of the defendants, ordering the case be transferred from the Ingham County Circuit Court to the Wayne County Circuit Court, in Detroit, Michigan.

IN RE UNITED AMERICAN HEALTHCARE CORPORATION SECURITIES LITIGATION

Pursuant to a motion by the Company and the other defendants, the U.S. District Court dismissed the consolidated complaint against all defendants with prejudice on January 30, 2007. On March 1, 2007, the plaintiffs appealed that dismissal order to the U.S. Court of Appeals for the Sixth Circuit. No appellate briefs are due yet from any of the parties.

ITEM 6. EXHIBITS

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: May 3, 2007                      By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President & Chief
                                            Executive Officer


Dated: May 3, 2007                      By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Executive Vice President, Chief
                                            Financial Officer & Treasurer