Form 10-K
period 2007-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2007-08-30
CIK 867963

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended June 30, 2007
                        Commission file number: 001-11638

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2006, COMPUTED BY REFERENCE TO THE NASDAQ CAPITAL MARKET CLOSING PRICE ON SUCH DATE, WAS $62,620,304.

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF AUGUST 27, 2007 WAS 8,588,791.

Portions of the registrant's Proxy Statement for its 2007 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report of Form 10-K.

================================================================================

     As filed with the Securities and Exchange Commission on August 30, 2007

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                Page
PART I
         Item 1.    Business...............................................................................       1
         Item 1A.   Risk Factors...........................................................................      11
         Item 1B.   Unresolved Staff Comments..............................................................      20
         Item 2.    Properties.............................................................................      20
         Item 3.    Legal Proceedings......................................................................      20
         Item 4.    Submission of Matters to a Vote of Security Holders....................................      21
PART II
         Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters  .............      22
         Item 6.    Selected Financial Data................................................................      23
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..      24
         Item 8.    Consolidated Financial Statements......................................................      34
         Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure...      34
         Item 9a.   Controls and Procedures................................................................      34

PART III
         Item 10.   Directors and Executive Officers of the Registrant.....................................      35
         Item 11.   Executive Compensation.................................................................      35
         Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................      35
         Item 13.   Certain Relationships and Related Transactions.........................................      35
         Item 14.   Principal Accounting Fees and Services.................................................      35

PART IV
         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................      36

         Financial Statements..............................................................................     F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

United American Healthcare Corporation (the "Company" or "UAHC") was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references to the Company indicated herein shall mean United American Healthcare Corporation and its consolidated subsidiaries.

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

Management and consulting services provided by the Company are and have been generally to health maintenance organizations with a targeted mix of Medicaid and non-Medicaid/commercial enrollment. Management and consulting services provided by the Company include feasibility studies for licensure, strategic planning, corporate governance, management information systems, human resources, marketing, pre-certification, utilization review programs, individual case management, budgeting, provider network services, accreditation preparation, enrollment processing, claims processing, member services and cost containment programs. UAHC's efforts are concentrated on low-income families and people with disabilities in select geographic markets. The Company has specialized in the Medicaid market for over 20 years and its management team has decades of experience in this sector. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of August 17, 2007 there were 104,259 TennCare enrollees in UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), owned by the Company's wholly owned subsidiary.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The initial contract term is through December 31, 2007, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of August 16, 2007 there were approximately 591 SNP enrollees in UAHC-TN.

INDUSTRY

In an effort to control costs while assuring the delivery of quality health care services, the public and private sectors have increasingly turned to managed care solutions. As a result, the managed care industry, which includes health maintenance organization ("HMO"), preferred provider organization ("PPO") and prepaid health service plans, has grown substantially.

While the trend toward managed care solutions has traditionally been pursued most aggressively by the private sector, the public sector has embraced the trend in an effort to control the costs of health care provided to Medicaid recipients. Consequently, many states are promoting managed care initiatives to contain these rising costs and supporting programs that encourage or mandate Medicaid beneficiaries to enroll in managed care plans. Under the Medicare Modernization Act of 2003 ("MMA"), the federal government expanded managed care for publicly sponsored programs by allowing Medicare Advantage plans to offer special needs plans that cover dual eligibles. These special needs plans allow for coordinated care for a specific segment of the Medicare population, thus providing the opportunity for improved quality of care and cost management.

MANAGED CARE PRODUCTS AND SERVICES

The Company owns and manages the operations of an HMO in Tennessee, UAHC-TN. The following table shows the approximate number of UAHC-TN members served by the Company as of August 17, 2007:

Medicaid             Non - Medicaid             Medicare                 Total
--------             --------------             --------                 -----
 101,940                 2,319                    591                   104,850

UAHC-TN is the Company's principal revenue source. The following table shows the Company's revenues from UAHC-TN in dollar amounts and as a percentage of the Company's total revenues for the fiscal years indicated. Such data are not necessarily indicative of UAHC-TN's contributions to the Company's net earnings.

                                               YEAR ENDED JUNE 30,
                          ----------------------------------------------------------------
                                 2007                    2006                  2005
                          ------------------      -----------------     ------------------
                                       (in thousands, except percentages)
Revenues
UAHC-TN                   $17,667       97.8%     $17,923     99.7%     $21,794    98.7%

MANAGED PLAN

The Company has entered into a long-term management agreement, through a wholly owned subsidiary of the Company, with UAHC-TN. Pursuant to this management agreement, the Company provides to UAHC-TN management and consulting services associated with the financing and delivery of health care services.

Services provided to UAHC-TN include strategic planning; corporate governance; human resource functions; provider network services; provider profiling and credentialing; premium rate setting and review; marketing services (group and individual); accounting and budgeting functions; deposit, disbursement and investment of funds; enrollment functions; collection of accounts; claims processing; management information systems; utilization review; and quality management.

UAHC-TN has a Medicaid contract and a Medicare contract with agencies of the State of Tennessee and the United States, respectively. The amount of premiums and/or fees that UAHC-TN receives is established by the contracts, although it varies according to specific government programs and may also vary according to demographic factors, including a member's age, gender and health status. Both contracts' current term will expire on December 31, 2007. UAHC-TN expects to receive notice of the extension of the terms of both contracts from the respective government agencies before that date.

MANAGED PLAN OWNED BY THE COMPANY

MEDICAID

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

In June 2001, TennCare developed new risk-sharing options for its participating managed care organizations ("MCOs"), including UAHC-TN. UAHC-TN entered into its changed contract with TennCare effective July 1, 2001.

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

UAHC-TN sought reimbursement from TennCare for exceptionally high medical expenses incurred by new UAHC-TN enrollees in fiscal year 2002, including for actuarially estimated claims incurred but not yet reported to UAHC-TN. In response, TennCare amended its contract with UAHC-TN in September 2002, retroactive to July 1, 2001 in some respects and to May 1, 2002 in other respects. The amendment stated that UAHC-TN's outside actuary certified the plan required $7.5 million to meet its statutory net worth requirement for the fiscal year ended June 30, 2002 and that UAHC-TN "is a viable HMO under contract with TennCare on the same basis as other comparable HMOs in the program effective July 1, 2002."

Pursuant to such contractual amendment: UAHC-TN retroactively elected an available risk option for the ten months from July 1, 2001 through April 30, 2002; TennCare retroactively agreed to reimburse UAHC-TN on a no-risk ASO basis for medical services effective beginning May 1, 2002; and TennCare agreed to pay UAHC-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to an agreement between TennCare and UAHC-TN in October 2002, TennCare further agreed to pay additional funds to UAHC-TN if future certified actuarial data confirmed they were needed by UAHC-TN to meet that requirement.

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

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, under which they are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare also disenrolled approximately 100,000 non-medically needy adults who were not eligible for Medicaid from TennCare coverage statewide, and imposed benefit limits on the 396,000 adults left in the program who were eligible for Medicaid. As a result, UAHC-TN lost approximately 12,000 members during fiscal 2006. UAHC-TN received notice from TennCare that it earned additional MRA revenue of $0.2 million, $0.2 million and $0.5 million, respectively, for its performance for the first, second and fourth quarters of fiscal 2006. Such additional revenue has been recorded and UAHC-TN received in the fourth quarter of fiscal 2007 such $0.5 million of additional MRA revenue for the fourth quarter of fiscal 2006. UAHC-TN expects to similarly earn additional MRA revenue of approximately $0.2 million for the third quarter of fiscal 2006 and additional MRA revenues for fiscal 2007. The Company will record such and any other additional MRA earnings only upon receipt of final notification thereof from TennCare.

As of August 16, 2007, UAHC-TN's total TennCare enrollment was 104,259 members, of whom 98% were Medicaid enrollees and 2% were Non-Medicaid enrollees.

MEDICARE

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services ("CMS") to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The initial contract term is through December 31, 2007, after which the contract may be renewed for successive one-year periods in accordance with its terms.

In December 2003 Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act ("MMA"). The MMA increased the amounts payable to Medicare Advantage plans such as ours, and expanded Medicare beneficiary healthcare options by, among other things, adding a Medicare Part D prescription drug benefit beginning in 2006, as further described below.

One of the goals of the MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. Effective January 1, 2004, the MMA increased Medicare Advantage statutory payment rates, generally increasing payments per member to Medicare Advantage plans. Medicare Advantage plans are required to use these increased payments to improve the healthcare benefits that are offered, to reduce premiums or to strengthen provider networks. We believe the reforms proposed by the MMA, including in particular the increased reimbursement rates to Medicare Advantage plans, have allowed and will continue to allow Medicare Advantage plans to offer more comprehensive and attractive benefits, including better preventive care benefits, while also reducing out-of-pocket expenses for beneficiaries.

As part of the MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. Financing for Medicare Part D comes from beneficiary premium payments, state contributions and general revenues. The monthly premium paid by enrollees is set to cover 25.5% of the cost for standard drug coverage. CMS subsidizes the remaining 74.5%, based on bids submitted to CMS by plans for their expected benefits payments. Plans can also receive additional risk-adjusted payments for high cost enrollees and reinsurance payments for 80% of costs above the catastrophic threshold. A Part D plan's total potential losses or profits are limited by risk-sharing arrangements with the federal government. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

Under the standard Part D drug coverage for 2007, beneficiaries enrolled in a stand-alone prescription drug plan ("PDP") pay a $265 annual deductible and 25% coinsurance up to an initial coverage limit of $2,400 in total drug costs, followed by a coverage gap (the so-called "doughnut hole") where enrollees pay 100% of their drug costs until they have spent $3,850 out of pocket. After the beneficiary has incurred $3,850 in out-of-pocket drug expenses, 95% of the beneficiary's remaining out-of-pocket drug costs for that year are covered by the plan or the federal government. Medicare Advantage prescription drug ("MA-PD") plans are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay and coverage amounts will be adjusted by CMS on an annual basis. As additional incentive to enroll in a Part D prescription drug plan, CMS imposes a cumulative penalty added to a beneficiary's monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary's enrollment deadline and the beneficiary's actual enrollment. This penalty amount is passed through the plan to the government. Each Medicare Advantage plan is required to offer a Part D drug prescription plan as part of its benefits. UAHC-TN currently offers prescription drug benefits through its PDP and through its MA-PD plan.

DUAL-ELIGIBLE BENEFICIARIES. A "dual-eligible" beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible members. Currently, CMS pays a higher premium for a dual-eligible beneficiary because a dual-eligible member generally has a higher risk score corresponding to his or her higher medical costs. By managing utilization and implementing disease management programs, many

Medicare Advantage plans can profitably care for dual-eligible members. The MMA provides Part D subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.

BIDDING PROCESS. Although Medicare Advantage plans have continued to be paid on a capitated, or per member per month, ("PMPM"), basis, as of January 1, 2006, CMS has used a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS's estimated per beneficiary fee-for-service expenses, was relabeled as the "benchmark" amount, and local Medicare Advantage plans are required to annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare is required to pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is required to be retained in the statutory Medicare trust fund. If a Medicare Advantage plan's bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive.

ANNUAL ENROLLMENT AND LOCK-IN. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. Since January 1, 2006, Medicare beneficiaries have had defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP or traditional fee-for-service Medicare. For 2007 and subsequent years, the annual enrollment period for a PDP is from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans occurs from November 15 through March 31 of the subsequent year. Enrollment on or prior to December 31 will be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period will be effective as of the first day of the month following the date on which the enrollment occurred. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans and employer group retirees will be permitted to enroll in or change health plans during that plan year.

As of August 16, 2007 there were approximately 591 SNP enrollees in UAHC-TN.

MANAGED PLAN PREVIOUSLY OPERATED BY THE COMPANY

For many years prior to November 1, 2002, UAHC managed a health maintenance organization in Michigan called Omni Care Health Plan ("OmniCare-MI"). As further described below, OmniCare-MI ceased to be a managed plan operated by the Company effective November 1, 2002.

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

GOVERNMENT REGULATION

The Company is and/or has been subject to extensive federal and state health care and insurance regulations designed primarily to protect enrollees in our managed plans, particularly with respect to government sponsored enrollees. Such regulations govern many aspects of the Company's business affairs and typically empower state agencies to review management agreements with health care plans for, among other things, reasonableness of charges. Among the other areas regulated by federal and state law are licensure requirements, premium rate increases, new product offerings, procedures for quality assurance, enrollment requirements, covered benefits, service area expansion, provider relationships and the financial condition of the managed plans, including cash reserve requirements and dividend restrictions. There can be no assurances that the Company or UAHC-TN will be granted the necessary approvals for new products or will maintain federal qualifications or state licensure.

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

INSURANCE

The Company presently carries comprehensive general liability, directors and officers' liability, property, business automobile, and workers' compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company's business. In addition, UAHC-TN has (and OmniCare-MI while managed by the Company had) professional liability insurance that covers liability claims arising from medical malpractice. UAHC-TN is required to pay the professional liability insurance premiums under the terms of the Company's management agreement. There can be no assurance as to the future availability or cost of such insurance, or that the Company's business risks will be maintained within the limits of such insurance coverage.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of UAHC-TN and, therefore, the revenues of the Company. UAHC-TN's Medicaid primary market competitors in western Tennessee are TLC Family Health Plan, Unison Health Plan, and TennCare Select. UAHC-TN's Medicare primary market competitors in western Tennessee are Healthspring, Unison and Windsor. UAHC-TN primarily competes on the basis of enrollment, provider networks and other related plan features and criteria. Management believes that UAHC-TN is able to compete effectively with its primary market competitors.

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

The total number of employees of the Company at August 1, 2007 was 115 compared to 107 at August 1, 2006. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Form 10-K annual report are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this report. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this report. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such event, the trading price of our common stock could decline. In the following portion of this Item 1A, the words "we," "us" and "our" sometimes specifically mean and refer to our subsidiary UAHC-TN, when the context so indicates. Such factors potentially include, among others, the following:

REDUCTIONS IN FUNDING FOR GOVERNMENT HEALTHCARE PROGRAMS COULD SUBSTANTIALLY REDUCE OUR PROFITABILITY.

Substantially all of the healthcare services we offer are through government-sponsored programs, such as Medicaid and Medicare. As a result, our profitability is dependent, in large part, on continued funding for government healthcare programs at or above current levels. Future Medicaid premium rate levels may be affected by continued government efforts to contain medical costs or state and federal budgetary constraints.

Changes in Medicaid funding, for example, may lead to reductions in the number of persons enrolled in or eligible for Medicaid, reductions in the amount of reimbursement or elimination of coverage for certain benefits. Reductions in Medicaid payments could reduce our profitability if we are unable to reduce our related expenses. Reductions in payments under Medicare or the other programs under which we offer health and prescription drug plans could similarly reduce our profitability.

CMS'S RISK ADJUSTMENT PAYMENT SYSTEM AND BUDGET NEUTRALITY FACTORS MAKE OUR REVENUE AND PROFITABILITY DIFFICULT TO PREDICT AND COULD RESULT IN MATERIAL RETROACTIVE ADJUSTMENTS TO OUR RESULTS OF OPERATIONS.

The Centers for Medicare & Medicaid Services ("CMS") has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors that include: hospital inpatient diagnoses; diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits; gender; age; and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS's internal database. As a result, it is difficult to predict with any certainty our future revenue or profitability. In addition, our SNP risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue.

Payments to Medicare Advantage plans are also adjusted by a "budget neutrality" factor that Congress and CMS implemented in 2003 to prevent overall reductions in health plan payments while at the same time directing risk-adjusted payments to plans with more chronically ill enrollees. In general, this adjustment favorably impacted payments to Medicare Advantage plans. In February 2006, the President signed legislation that reduced federal funding for Medicare Advantage plans by approximately $6.5 billion over five years. Among other changes, the legislation provided for an accelerated phase-out of budget neutrality for risk-adjusted payments made to Medicare Advantage plans. These legislative changes will in general result in reduced payments to Medicare Advantage plans.

IF WE ARE UNABLE TO ESTIMATE INCURRED BUT NOT REPORTED MEDICAL BENEFITS EXPENSE ACCURATELY, THAT COULD AFFECT OUR REPORTED FINANCIAL RESULTS.

Our medical benefits expense includes estimates of medical claims incurred but not reported ("IBNR"). Together with our internal and consulting actuaries, we estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions could, however, differ from those assumed in the estimation process. We continually review and update our estimation methods and the resulting reserves and make adjustments, if necessary, to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of medical benefits expense that we incur may be materially more than the amount of IBNR originally estimated. If our future estimates of IBNR are inadequate, our reported results of operations could be negatively impacted. Our limited ability to estimate IBNR accurately could also affect our ability to take timely corrective actions, exacerbating the extent of any adverse effect on our results.

OUR RECORDS MAY CONTAIN INACCURATE INFORMATION REGARDING THE RISK ADJUSTMENT SCORES OF OUR MEMBERS, WHICH COULD CAUSE US TO OVERSTATE OR UNDERSTATE OUR REVENUE.

We maintain claims and encounter data that support the risk adjustment scores of our members, which partly determine the revenue we are entitled to for them. These data are submitted to us based on medical charts and diagnosis codes prepared by providers of medical care. Inaccurate coding by medical providers and inaccurate records for new members in our plan could result in inaccurate premium revenue and risk adjustment payments, which are subject to correction or update in later periods. Payments that we receive in connection with such corrected or updated information may be reflected in financial statements for periods subsequent to the period in which the revenue was earned. We may also find that our data regarding our members' risk adjustment scores, when reconciled, requires that we refund a portion of the revenue that we received.

THE COMPETITIVE BIDDING PROCESS MAY ADVERSELY AFFECT OUR PROFITABILITY.

Payments for local and regional Medicare Advantage plans are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer without a corresponding increase in premiums. As a result of the competitive bidding process, in order to maintain our current level of profitability, in the future we may need to reduce benefits or charge our members an additional premium, either of which could make our health plan less attractive to members and adversely affect our membership.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM OUR TENNCARE OPERATIONS, AND LEGISLATIVE OR REGULATORY ACTIONS, ECONOMIC CONDITIONS OR OTHER FACTORS THAT ADVERSELY AFFECT THOSE OPERATIONS COULD MATERIALLY REDUCE OUR REVENUES AND PROFITS.

For the year ended June 30, 2007, our TennCare operations accounted for 93.9% of our total revenues. If we are unable to continue to operate in Tennessee or if our current operations in any portion of Tennessee are significantly curtailed, our revenues will decrease materially. Our substantial reliance on TennCare operations in Tennessee could cause our revenues and profitability to change suddenly and unexpectedly, depending on legislative or regulatory actions, economic conditions and similar factors.

WE DERIVE ALL OF OUR MEDICARE REVENUES FROM OUR SNP OPERATIONS, AND LEGISLATIVE OR REGULATORY ACTIONS, ECONOMIC CONDITIONS OR OTHER FACTORS THAT ADVERSELY AFFECT THOSE OPERATIONS COULD MATERIALLY REDUCE OUR REVENUES AND PROFITS.

Because special needs plans (each a "SNP") are relatively new to Medicare and to the health insurance market generally, we do not know whether we will be able to sustain our SNP operation's profitability over the long-term, and our failure to do so could have an adverse effect on our results of operations. Factors that could effect our SNP operations include legislative, regulatory, intensity of competition, and utilization of benefit risks. In addition, Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another SNP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the SNP they initially select and choose a different SNP. We may not be able to retain the auto-assigned members or those members who affirmatively choose our SNP, and we may not be able to attract new SNP members.

FINANCIAL ACCOUNTING FOR THE MEDICARE PART D BENEFITS IS COMPLEX AND REQUIRES DIFFICULT ESTIMATES AND ASSUMPTIONS.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 ("MMA") provides for "risk corridors" designed to limit to some extent the losses SNPs would incur if their actual costs are higher than estimated in their bids submitted to CMS. For example, for 2007 drug plans bear all gains and losses up to 2.5% of their expected costs, but are reimbursed for 75% of the losses between 2.5% and 5%, and 80% of the losses in excess of 5%. The initial risk corridors in 2007 will not be available in 2008 or later years. As the risk corridors are designed to be symmetrical, a plan whose actual costs are below its expected costs is required to reimburse CMS based on a methodology similar to that set forth above. Reconciliation payments for estimated upfront federal reinsurance payments, or in some cases the entire amount of reinsurance payments, for Medicare beneficiaries who reach the drug benefits catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit.

The accounting and regulatory guidance regarding the proper method of accounting for Medicare Part D, particularly as it relates to the timing of revenue and expense recognition, taken together with the complexity of the Part D product may lead to variability in our reporting of quarter-to-quarter earnings related to Medicare Part D.

IF STATE REGULATORS DO NOT APPROVE PAYMENTS BY OUR HEALTH PLAN TO US, OUR BUSINESS AND GROWTH STRATEGY COULD BE MATERIALLY IMPAIRED OR WE COULD BE REQUIRED TO INCUR INDEBTEDNESS TO FUND THESE STRATEGIES.

Our health plan subsidiary, UAHC-TN, is subject to laws and regulations that limit the amount of dividends and distributions it can pay to us for purposes other than to pay income taxes related to its earnings. These laws and regulations also limit the amount of management fees UAHC-TN may pay to its affiliates, including our management subsidiary, United American of Tennessee, Inc., without prior approval of, or notification to, state regulators. If the regulators were to deny or significantly restrict our subsidiary's requests to pay dividends to us or to pay management and other fees to its affiliate, however, the funds available to us would be limited, which could impair our ability to implement our business and growth strategy. Alternatively, we could be required to incur indebtedness to fund these strategies.

WE ARE REQUIRED TO COMPLY WITH LAWS GOVERNING THE TRANSMISSION, SECURITY AND PRIVACY OF HEALTH INFORMATION THAT REQUIRE SIGNIFICANT COMPLIANCE COSTS, AND ANY FAILURE TO COMPLY WITH THESE LAWS COULD RESULT IN MATERIAL CRIMINAL AND CIVIL PENALTIES.

Regulations under the Health Insurance Portability and Accountability Act of 1996, commonly called HIPAA, require us to comply with standards regarding the exchange of health information within our Company and with third parties, including healthcare providers, business associates and our members. These regulations include standards for common healthcare transactions, including claims information, plan eligibility and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. We conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change and the fact that the regulations are subject to changing and sometimes conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. A failure by us to comply with state health information laws that may be more restrictive than the HIPAA regulations could result in additional penalties.

IF OUR MEDICAID AND MEDICARE CONTRACTS ARE NOT EXTENDED OR ARE TERMINATED, OUR BUSINESS WOULD BE SUBSTANTIALLY IMPAIRED.

We provide services to our Medicaid and Medicare eligible members through two contracts, UAHC-TN's TennCare contract and its Medicare Advantage contract with CMS. These contracts' current terms expire December 31, 2007. UAHC-TN expects to receive notice of the extension of the terms of both contracts from the respective government agencies before that date. Each contract is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If either of these contracts were terminated or not extended, or if we were unable to successfully rebid or compete for either of these contracts, our business would be materially impaired.

BECAUSE OUR PREMIUMS ARE ESTABLISHED BY CONTRACT AND CANNOT BE MODIFIED DURING THE CONTRACT TERM, OUR PROFITABILITY WILL LIKELY BE REDUCED OR WE COULD CEASE TO BE PROFITABLE IF WE ARE UNABLE TO MANAGE OUR MEDICAL EXPENSES EFFECTIVELY.

Our SNP revenue is generated by premiums consisting of monthly payments per member that are established by the contract with CMS for our Medicare Advantage plan. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for Medicare member health acuity, we will be unable to increase the premiums we receive under the contract during its then-current term. As a result, our profitability depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Relatively small changes in our medical loss ratio can create significant changes in our financial results. Accordingly, failure to adequately predict and control medical expenses or to make reasonable estimates and maintain adequate accruals for incurred but not reported (IBNR) claims could have a material adverse effect on our financial condition, results of operations or cash flows.

COMPETITION IN OUR MEDICARE ADVANTAGE SERVICE AREA MAY LIMIT OUR ABILITY TO MAINTAIN OR ATTRACT MEMBERS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We operate in a competitive environment subject to significant changes as a result of business consolidations, evolving Medicare products, new strategic alliances and aggressive marketing practices by other managed care organizations that compete with us for members. Our principal competitors for contracts, members and providers in our local service area include national, regional and local managed care organizations that serve Medicare. Many managed care companies and other new Part D plan participants have greater financial and other resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and our market, greater market share, larger contracting scale and lower costs than us. Our failure to maintain or attract members to our Medicare Advantage health plan as a result of such competition could adversely affect our results of operations.

A FAILURE TO MAINTAIN OUR TENNCARE MEMBERS OR INCREASE OUR SNP MEMBERSHIP COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

A reduction in the number of members in our TennCare plan, or a failure to increase our SNP membership, could adversely affect our results of operations. In addition to competition, factors that potentially could contribute to the loss of, or failure to attract and retain, members include:

      - negative accreditation results or loss of licenses or contracts to offer Medicaid and Medicare Advantage plans;

      - negative publicity and news coverage relating to us or the managed healthcare industry generally;

      -     litigation or threats of litigation against us;

      - automatic disenrollment, whether intentional or inadvertent, as a result of members choosing another plan; and

      - our inability to market to and re-enroll members who enroll with our competitors because of the new annual enrollment and lock-in provisions under the MMA.

A DISRUPTION IN OUR HEALTHCARE PROVIDER NETWORKS COULD HAVE AN ADVERSE EFFECT ON OUR OPERATIONS AND PROFITABILITY.

Our operations and profitability are dependent in part on our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks might refuse to contract with us, demand higher payments or take other actions that could result in higher healthcare costs, disruption of benefits to our members or difficulty in meeting our regulatory or accreditation requirements. If healthcare providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, then our ability to market products or to be profitable in our service area could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of membership or higher healthcare costs.

WE RELY ON THE ACCURACY OF LISTS PROVIDED BY CMS REGARDING THE ELIGIBILITY OF A PERSON TO PARTICIPATE IN OUR PLAN, AND ANY INACCURACIES IN THOSE LISTS COULD CAUSE CMS TO RECOUP PREMIUM PAYMENTS FROM US WITH RESPECT TO MEMBERS WHO ARE NOT OURS, WHICH COULD REDUCE OUR REVENUE AND PROFITABILITY.

Premium payments that we receive from CMS are based upon eligibility lists produced by federal and local governments. From time to time, CMS may require us to reimburse it for any premiums that we received from CMS based on eligibility and dual-eligibility lists that CMS later discovers contained individuals who were not in fact residing in our service area or eligible for any government-sponsored program or were eligible for a different premium category or a different program. We may have already provided services to these individuals. In addition to CMS's potential recoupment of premiums previously paid, we also are at risk that CMS might fail to pay us for members for whom we are entitled to payment. Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.

OUTSOURCED SERVICE PROVIDERS MAY MAKE MISTAKES AND SUBJECT US TO FINANCIAL LOSS OR LEGAL LIABILITY.

We outsource certain of the functions associated with providing managed care and management services, including claims processing. The service providers to whom we outsource these functions and provide data could inadvertently or incorrectly adjust, revise, omit or transmit the data in a manner that could create inaccuracies in our risk adjustment information, cause us to overstate or understate our revenue, cause us to authorize incorrect payment levels to members of our provider networks, or violate certain laws and regulations, such as HIPAA.

NEGATIVE PUBLICITY REGARDING THE MANAGED HEALTHCARE INDUSTRY GENERALLY OR THE COMPANY IN PARTICULAR COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR BUSINESS.

Negative publicity regarding the managed healthcare industry generally or the Company in particular may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:

      -     requiring us to change our products and services;

      -     increasing the regulatory burdens under which we operate;

      -     adversely affecting our ability to market our products or services;
            or

      -     adversely affecting our ability to attract and retain members.

WE ARE DEPENDENT UPON OUR EXECUTIVE OFFICERS, AND THE LOSS OF ANY ONE OR MORE OF THEM AND THEIR MANAGED CARE EXPERTISE COULD ADVERSELY AFFECT OUR BUSINESS.

Our operations are highly dependent on the efforts of William C. Brooks, our President and Chief Executive Officer, and certain other senior executives who have been instrumental in developing our business strategy and forging our business relationships. The Company neither has nor intends to pursue any long-term employment agreement with any of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or attract such professionals. Although we believe we could replace any executive we lose, the loss of the leadership, knowledge and experience of Mr. Brooks and our other executive officers could adversely affect our business. Moreover, replacing one or more of our executives may be difficult or may require an extended period of time. We do not currently maintain key man insurance on any of our executive officers.

VIOLATION OF THE LAWS AND REGULATIONS APPLICABLE TO US COULD EXPOSE US TO LIABILITY, REDUCE OUR REVENUE AND PROFITABILITY OR OTHERWISE ADVERSELY AFFECT OUR OPERATIONS AND OPERATING RESULTS.

The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject on an ongoing basis to various governmental reviews, audits and investigations to verify our compliance with our contracts, licenses and applicable laws and regulations. An adverse review, audit or investigation could result in any of the following:

      -     loss of our right to participate in the Medicare program;

      - loss of our license to act as an HMO or to otherwise provide a service;

      - forfeiture or recoupment of amounts we have been paid pursuant to our contracts;

      - imposition of significant civil or criminal penalties, fines or other sanctions on us and our key employees;

      -     damage to our reputation in existing and potential markets;

      -     increased restrictions on marketing our products and services; and

      - inability to obtain approval for future products and services, geographic expansions or acquisitions.

CLAIMS RELATING TO MEDICAL MALPRACTICE AND OTHER LITIGATION COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES.

From time to time, we are party to various litigation matters, some of which seek monetary damages. Managed care organizations may be sued directly for alleged negligence, including in connection with the credentialing of network providers or for alleged improper denials or delay of care. In addition, our providers involved in medical care decisions may be exposed to the risk of medical malpractice claims. Although our network providers are independent contractors, claimants sometimes allege that a managed care organization should be held responsible for alleged provider malpractice, and some courts have permitted that theory of liability.

Similar to other managed care companies, we may also be subject to other claims of our members in the ordinary course of business, including claims of improper marketing practices by our independent and employee sales agents and claims arising out of decisions to deny or restrict reimbursement for services.

We cannot predict with certainty the eventual outcome of any pending litigation or potential future litigation, and there can be no assurance that we will not incur substantial expense in defending future lawsuits or indemnifying third parties with respect to the results of such litigation. The loss of even one of these claims, if it results in a significant damage award, could have a material adverse effect on our business. In addition, our exposure to potential liability under punitive damage or other theories could significantly decrease our ability to settle these claims on reasonable terms.

We maintain errors and omissions insurance and other insurance coverage that we believe are adequate based on industry standards. Potential liabilities may not be covered by insurance, our insurers may dispute coverage or may be unable to meet their obligations or the amount of our insurance coverage and related reserves may be inadequate.

There can be no assurance that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract our management's attention. As a result, we might incur significant expenses and might be unable to effectively operate our business.

IF WE ARE UNABLE OR FAIL TO PROPERLY MAINTAIN EFFECTIVE AND SECURE MANAGEMENT INFORMATION SYSTEMS, SUCCESSFULLY UPDATE OR EXPAND PROCESSING CAPABILITY OR DEVELOP NEW CAPABILITIES TO MEET OUR BUSINESS NEEDS, THAT COULD RESULT IN OPERATIONAL DISRUPTIONS AND OTHER ADVERSE CONSEQUENCES.

Our business depends significantly on effective and secure information systems. The information gathered and processed by our management information systems assists us in, among other things, marketing and sales tracking, billing, claims processing, medical management, medical care cost and utilization trending, financial and management accounting, reporting, planning and analysis. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs and handle our expansion and growth. Any inability or failure to properly maintain management information systems or related disaster recovery programs, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner could result in operational disruptions, loss of existing members, difficulty in attracting new members or in implementing our growth strategies, disputes with members and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports, and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which could be on less favorable terms to us and could significantly disrupt our operations and information flow.

Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation and possible liability and loss. Our security measures may be inadequate to prevent security breaches and our business operations and profitability could be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if they are not prevented.

IF WE ARE UNABLE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, INVESTORS COULD LOSE CONFIDENCE IN THE RELIABILITY OF OUR FINANCIAL STATEMENTS, WHICH COULD RESULT IN A DECLINE IN THE PRICE OF OUR COMMON STOCK.

Because of our status as a public company, we are required to enhance and test our financial, internal and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. We have worked and are working with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management's assessment of our internal controls over financial reporting and the audit opinion of the Company's independent registered accounting firm as to the effectiveness of our controls will be first required in connection with the Company's filing of its Annual Report on Form 10-K for the fiscal year ending June 30, 2009. If we are unable to timely identify, implement and conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to conclude that our internal controls over financial reporting are effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently leases approximately 30,000 aggregate square feet in Detroit, Michigan and Memphis, Tennessee, from which it conducts its operations in Michigan and Tennessee. The principal offices of the Company are located at 300 River Place, Suite 4950, Detroit, Michigan, where it currently leases approximately 3,800 square feet of office space.

The Company believes that its current facilities provide sufficient space suitable for all of its activities and that sufficient other space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS

On March 17, 2006, the United States District Court for the Eastern District of Michigan consolidated two cases collectively called "In re United American Healthcare Corporation Securities Litigation," Master File No. 2:2005cv72112(LPZ/RSW). The complaints had been filed on May 27, 2005 and June 16, 2005 by Gregory Zaluski and William Coleman, respectively, against the Company and certain of its present and past officers. The plaintiffs, each on behalf of himself and all others similarly situated, alleged that in the period from May 26, 2000 through April 22, 2005, the Company made materially false and misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, with the alleged result of artificially inflating the market price of the Company's stock during that period. Both complaints alleged that as a direct result of facts publicly disclosed by the Company in April 2005, the Company's stock price dropped by about $3.39. Each plaintiff claimed to represent a class consisting of others who purchased the Company's stock during the specified period. The plaintiffs sought to recover damages on behalf of themselves and the proposed class. Pursuant to a motion by the Company and the other defendants, the U.S. District Court dismissed the consolidated complaint against all defendants with prejudice on January 30, 2007. On March 1, 2007, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit. Both sides have filed appellate briefs, and any final appellate briefs are due September 26, 2007.

The Company is a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled "Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Health Care Corporation and others, et al." The complaint seeks damages in excess of $62 million from the Company and other defendants based on allegations that the Company breached its management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI") and that the Company's actions as the management company of OmniCare-MI resulted in such alleged damages. The Company filed an answer and affirmative defenses and a motion for partial summary disposition seeking dismissal of numerous counts; and the defendants filed a joint motion for change of venue and for partial summary disposition seeking dismissal of numerous counts. The trial judge denied the change-of-venue motion but ordered a stay of the case pending appeal of that decision to the Michigan Court of Appeals. On March 29, 2007, the Michigan Court of Appeals reversed the trial court's order that had denied the Company's and other defendants' motion for change of venue. The Court of Appeals ruled in favor of the defendants, ordering the transfer of the case from the Ingham County Circuit Court to the Wayne County Circuit Court in Detroit, Michigan. The Company intends to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Shares of the Company's common stock are traded on the NASDAQ Capital Market under the trading symbol "UAHC".

The table below sets forth for the Common Stock the range of the high and low sales prices per share on the NASDAQ Capital Market for each quarter in the past two fiscal years.

                                   2007 SALES PRICE                 2006 SALES PRICE
                                   ----------------                 ----------------
FISCAL QUARTER                     HIGH         LOW                 HIGH         LOW
--------------                     ----         ---                 ----         ---
First                              6.61         2.77                3.44        2.01
Second                             9.50         5.80                3.30        2.35
Third                              8.53         4.65                3.04        2.45
Fourth                             5.30         3.70                4.04        3.02

As of August 27, 2007, the closing price of the Common Stock was $4.09 per share and there were approximately 116 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table shows consolidated financial data for the periods indicated:

                                               2007            2006           2005          2004         2003
                                             --------        --------       --------      --------     --------
Operating Data (Year ended June 30):                        (in thousands, except per share data)
Operating revenues                           $ 18,065        $ 18,114       $ 22,079      $ 22,084     $ 24,530
Earnings (loss) from continuing
 operations                                    (1,117)          1,373          5,474         7,871        7,333
Loss from discontinued operation, net
 of income taxes                                    -               -           (129)         (700)      (2,127)

Net earnings (loss)                            (1,117)          1,373          5,345         7,171        5,206

Earnings (loss) per common share from
 continuing operations - basic               $  (0.14)       $   0.18       $   0.74      $   1.09     $   1.06
Net earnings (loss) per common share -
 basic                                       $  (0.14)       $   0.18       $   0.72      $   0.99     $   0.75

Net earnings (loss) per common share -
 diluted                                     $  (0.14)       $   0.18       $   0.69      $   0.99     $   0.75

Weighted average common shares
 outstanding - diluted                          8,103           7,628          7,674         7,266        6,950

Balance Sheet Data (June 30):

Cash and investments                         $ 14,228        $  6,921       $ 13,573      $  8,767     $  4,693

Goodwill                                        3,452           3,452          3,452         3,452        2,952

Total assets                                   33,768          25,226         24,235        20,081       15,114
Medical claims and benefits payable               576             156            172           406          591

Debt                                                -               -              -           847        1,766

Shareholders' equity                           27,641          22,050         20,483        14,885        7,140

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

This discussion and the information elsewhere in this 10-K annual report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. Forward-looking statements can be identified by the use of terms such as "expects," "could," "may," "believes," "anticipates," "will" and other future tense and forward-looking terminology. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee for the State's "TennCare" program, to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. Through successive contractual amendments, UAHC-TN's TennCare contract has been extended many times, most recently through December 31, 2007. As of June 30, 2007, UAHC-TN's total enrollment was 106,587 members, compared to 113,951 at June 30, 2006.

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

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2007 COMPARED TO 2006

UAHC-TN DEVELOPMENTS

UAHC-TN's results of operations for fiscal 2007 and 2006 are best understood in the context of certain earlier events involving several of TennCare's major contracted MCOs, which ceased doing business in fiscal 2002. Beginning in February, March and April 2002, UAHC-TN unexpectedly noticed increases in its claims payments, investigated, and found that approximately 9,500 new members added in September-December 2001 represented children with special needs with medical costs over 100% of the premiums received, and that many members transferred to UAHC-TN from failed MCOs also had medical costs in excess of UAHC-TN's premiums received. Beginning in April 2002, UAHC-TN wrote to TennCare seeking risk adjustments and reimbursements to compensate UAHC-TN for such medical expenses, including for actuarially estimated claims incurred but not yet reported to UAHC-TN.

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

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, under which they are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare also disenrolled approximately 100,000 non-medically needy adults who were not eligible for Medicaid from TennCare coverage statewide, and imposed benefit limits on the 396,000 adults left in the program who were eligible for Medicaid. As a result, UAHC-TN lost approximately 12,000 members during fiscal 2006.

The Company and TennCare are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the original amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002. The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. TennCare and the Company reached agreement in August 2007 to amend both escrow agreements, and the Company has signed TennCare's written amendment documents and returned them to TennCare for its signature. Under both amendments, when also signed by TennCare, both escrow accounts will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. In addition, under one of the amendments, when signed by TennCare, the Company expects to be paid $1,289,851.24 plus accumulated interest earnings from the larger escrow account, leaving $1,010,148.76 in that account in recognition of the potential level of claims' inaccuracy found on preliminary review by the Tennessee Department of Commerce and Insurance. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

As a result of a state regulatory audit of UAHC-TN's process claims since 2002, UAHC-TN was notified in late fiscal 2007 by the third party auditor that UAHC-TN may have incorrectly received an overpayment of $1.1 million for medical claims as a result of a discrepancy in the pricing methodology. As a result, UAHC-TN recorded a reserve of $1.1 million in the fourth quarter of fiscal 2007. In addition, based on a subsequent regulatory evaluation conducted by the Tennessee Department of Commerce and Insurance, it was determined that TennCare overpaid UAHC-TN $0.4 million in excess of UAHC-TN's statutory net worth requirement as of June 30, 2002, based on a 2002 contractual agreement. The Company recorded a reserve for this amount in the fourth quarter of fiscal 2007. These items have been reflected as "Provision for claims audit and other commitment" on our Consolidated Statements of Operations.

SPECIFIC COMPARISONS OF 2007 TO 2006

Total revenues were unchanged at $18.1 million for the fiscal year ended June 30, 2007 compared to $18.1 million for the fiscal year ended June 30, 2006. The increase in medical premiums revenues associated with UAHC-TN's Medicare Advantage SNP product ("MA-SNP") as well as an increase in modified risk revenue were offset by a decrease in fixed administrative fees.

MA-SNP medical premiums revenues were $0.9 million for the fiscal year ended June 30, 2007, under UAHC-TN's contract with CMS that began January 1, 2007. There were no TennCare medical premiums revenues for the fiscal years ended June 30, 2007 and 2006.

The net MA-SNP per member per month ("PMPM") premium rate, based on an average membership of 155 for the six months ended June 30, 2007, was $979. for that six-month period.

Fixed administrative fees related to the MRA program were $15.5 million for the fiscal year ended June 30, 2007, a decrease of $1.1 million (6%) from fixed administrative fees of $16.6 million for the fiscal year ended June 30, 2006. The decrease in fixed administrative fees is principally due to a decrease in members.

Variable administrative fees resulting from MRA were $0.5 million for the fiscal year ended June 30, 2007 compared to $0.4 million for the fiscal year ended June 30, 2006. The $0.5 million MRA revenue received in fiscal 2007 relates to the fourth quarter of fiscal 2006. UAHC-TN received notice from TennCare that it earned additional MRA revenue of $0.2 million, $0.2 million, and $0.5 million, respectively, for its performance for the first, second and fourth quarters of fiscal 2006. Such additional revenue has been recorded, and UAHC-TN received in the fourth quarter of fiscal 2007 such $0.5 million of additional MRA revenue for the fourth quarter of fiscal 2006. UAHC-TN expects to similarly earn additional MRA revenue for the third quarter of fiscal 2006 and additional MRA revenues for fiscal 2007. The Company will record such and any other additional MRA earnings only upon receipt of final notification thereof from TennCare.

Total expenses were $19.1 million for the fiscal year ended June 30, 2007, compared to $16.6 million for the prior fiscal year, an increase of $2.5 million (15%). The increase is principally due to a reserve against the restricted assets related to the claims audit escrow account and marketing costs associated with the launch of MA-SNP. See discussion of the claims audit escrow below under "Liquidity and Capital Resources."

Medical expenses for MA-SNP (beginning January 1, 2007) were $0.9 million during the fiscal year ended June 30, 2007. Medical expenses generally consist of claim payments, pharmacy costs, and estimates of future payments of claims provided for services rendered prior to the end of the reporting period (such estimates of medical claims incurred but not reported are also known as "IBNR"). The IBNR was primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors using accepted actuarial methods. As UAHC-TN gains more claims experience for its Medicare Advantage members, less reliance will be placed on medical cost estimates based on historical data provided by CMS. The percentage of such medical expenses to medical premiums revenues for MA-SNP -- the medical loss ratio ("MLR") -- was 90% for the fiscal year ended June 30, 2007.

General and administrative expenses were $16.6 million for the fiscal year ended June 30, 2007, as compared with $16.5 million for the prior fiscal year, an increase of $0.1 million. The increase is principally due to marketing costs associated with the launch of MA-SNP.

Depreciation and amortization expense remained constant at $0.1 million for the fiscal years ended June 30, 2007 and June 30, 2006.

Loss from continuing operations before income taxes was $1.1 million for the fiscal year ended June 30, 2007 compared to earnings from continuing operations before income taxes of $1.5 million for the fiscal year ended June 30, 2006. Such decrease in earnings from continuing operations of $2.6 million, or $0.32 per basic share, is principally due to a provision for claims audit and other commitment, a decrease in administrative fee revenue and an increase in general and administrative expenses related to the launch of MA-SNP.

Income tax expense was $0.1 million for the fiscal year ended June 30, 2007 compared to $0.1 million for the prior fiscal year. The Company's effective tax rate for the fiscal year ended June 30, 2007 differs from the statutory rate of 34%. This difference is the result of various book-tax differences that result in taxable income that differs from the book loss.

Net loss was $1.1 million, or $(0.14) per basic share, for the fiscal year ended June 30, 2007, compared to net earnings of $1.4 million, or $0.18 per basic share, for the fiscal year ended June 30, 2006, a decrease of $2.4 million (181%). Such decrease in net earnings is principally due to a provision for claims audit and other commitment, a decrease in administrative fee revenue and an increase in general and administrative expenses as discussed above.

           REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2006 TO 2005

Total revenues were $18.1 million for the fiscal year ended June 30, 2006 compared to $22.1 million for the fiscal year ended June 30, 2005.

There were no medical premiums revenues for the fiscal year ended June 30, 2006, compared to medical premiums revenues of $0.02 million for the fiscal year ended June 30, 2005. Effective July 1, 2002, TennCare changed its reimbursement system to an ASO program for an initially declared 18-month stabilization period, subsequently extended through June 30, 2005. Beginning and since July 1, 2005, TennCare has operated under a modified risk arrangement.

Fixed administrative fees related to the MRA program were $16.6 million for the fiscal year ended June 30, 2006, a decrease of $3.9 million (21%) from fixed administrative fees of $20.9 million for the prior fiscal year. The decrease in fixed administrative fees is principally due to a decrease in members. UAHC-TN received notice from TennCare that it earned additional MRA revenue of $0.2 million, $0.2 million, and $0.5 million, respectively, for its performance for the first, second and fourth quarters of fiscal 2006. Such additional revenue has been recorded, and UAHC-TN received in the fourth quarter of fiscal 2007 such $0.5 million of additional MRA revenue for the fourth quarter of fiscal 2006. UAHC-TN expects to similarly earn additional MRA revenue of approximately $0.2 million for the third quarter of fiscal 2006 and additional MRA revenues for fiscal 2007. The Company will record such and any other additional MRA earnings only upon receipt of final notification thereof from TennCare.

Total expenses were $16.6 million for the fiscal year ended June 30, 2006, compared to $16.0 million for the prior fiscal year, an increase of $0.6 million (4%). The increase is principally due to legal fees associated with ongoing litigation, and an increase in claims processing costs.

Because of TennCare's ASO reimbursement system, there were no medical services expenses in the fiscal year ended June 30, 2006, as compared with medical services expenses of $0.02 million in the fiscal year ended June 30, 2005. The $0.02 million of medical services expenses represent fiscal 2002 claims processed and reimbursed by TennCare in fiscal 2005 as explained in item 1 under the heading "MANAGED PLAN - Managed Plan Owned by the Company."

General and administrative expenses were $16.5 million for the fiscal year ended June 30, 2006, as compared with general and administrative expenses of $15.7 million for the prior fiscal year, an increase of $0.8 million (5%). The increase is principally due to legal fees associated with ongoing litigation, and an increase in claims processing costs.

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

Income tax expense decreased $0.5 million (78%), to $0.1 million for the fiscal year ended June 30, 2006 from $0.7 million for the fiscal year ended June 30, 2005. The Company's effective tax rate for the fiscal year ended June 30, 2006 is 9% and differs from the statutory rate of 34%. This difference is the result of the utilization of net operating loss carryforwards for which a valuation allowance had previously been applied.

There were no charges from discontinued operations for the fiscal year ended June 30, 2006. The Company recorded a liability in the first quarter of fiscal 2005 as it relates to an expired sublease obligation for its former office premises in Detroit, Michigan.

Net earnings were $1.4 million, or $0.18 per basic share, for the fiscal year ended June 30, 2006, compared to net earnings of $5.3 million, or $0.72 per basic share, for the prior fiscal year, a decrease of $3.9 million (74%). Such decrease in net earnings is principally due to a decrease in administrative fee revenue, coupled with an increase in general and administrative expenses as discussed above.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had (i) cash and cash equivalents and short-term marketable securities of $14.2 million, compared to $6.9 million at June 30, 2006; (ii) working capital of $13.1 million, compared to working capital of $7.8 million at June 30, 2006; and (iii) a current assets-to-current liabilities ratio of 3.13 to 1, compared to 3.46 to 1 at June 30, 2006.

Net cash from operating activities was $1.5 million in fiscal 2007 compared to net cash from operating activities of $1.2 million in fiscal 2006. Investing activities in fiscal 2007 included the purchase of marketable securities of $4.8 million and sales of $2.1 million.

Cash flow was $4.6 million for the fiscal year ended June 30, 2007, compared to $(5.5) million for the prior fiscal year. The increase was principally due to the sale of 1,000,000 newly issued shares of common stock and accompanying warrants for additional common shares in December 2006.

Cash and marketable securities increased by $7.3 million at June 30, 2007 compared to June 30, 2006 due primarily to the above-described sale of newly issued common stock and warrants in December 2006 and the purchase of marketable securities.

Accounts receivable increased by $0.6 million at June 30, 2007 compared to June 30, 2006, primarily due to an increase in interest receivable on new investments.

Property, plant and equipment increased by $0.2 million at June 30, 2007 compared to June 30, 2006, due to equipment purchases of $0.3 million offset by equipment sales.

Medical claims payable increased by $0.4 million at June 30, 2007 compared to June 30, 2006, which is directly related to MA-SNP plan activity that began January 1, 2007.

Accounts payable increased by $2.2 million at June 30, 2007 compared to June 30, 2006, principally due to a reserve against the restricted assets related to the claims audit escrow account and the overpayment related to UAHC-TN's statutory net worth requirement.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at June 30, 2007. UAHC-TN had excess statutory net worth of approximately $4.9 million at June 30, 2007.

UAHC-TN's application for a commercial HMO license was approved on September 7, 2001. However, management is not yet actively pursuing that commercial business due to UAHC-TN's substantially increased enrollment from members TennCare assigned from defunct other plans, together with adapting to TennCare's stabilization program. Beginning July 1, 2002, TennCare implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with MCOs, including UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, under which they are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. TennCare also disenrolled approximately 100,000 non-medically needy adults who were not eligible for Medicaid from TennCare coverage statewide, and imposed benefit limits on the 396,000 adults left in the program who were eligible for Medicaid. As a result, UAHC-TN lost approximately 12,000 members during fiscal 2006. UAHC-TN received notice from TennCare that it earned additional MRA revenue of $0.2 million, $0.2 million, and $0.5 million, respectively, for its performance for the first, second and fourth quarters of fiscal 2006. Such additional revenue has been recorded , and UAHC-TN received in the fourth quarter of fiscal 2007 such $0.5 million of additional MRA revenue for the fourth quarter of fiscal 2006. UAHC-TN expects to similarly earn additional MRA revenue for the third quarter of fiscal 2006 and additional MRA revenues for fiscal 2007. The Company will record such and any other additional MRA earnings only upon receipt of final notification thereof from TennCare.

The Company and TennCare are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the original amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002. The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. TennCare and the Company reached agreement in August 2007 to amend both escrow agreements, and the Company has signed TennCare's written amendment documents and returned them to TennCare for its signature. Under both amendments, when also signed by TennCare, both escrow accounts will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. In addition, under one of the amendments, when signed by TennCare, the Company expects to be paid $1,289,851.24 plus accumulated interest earnings from the larger escrow account, leaving $1,010,148.76 in that account in recognition of the potential level of claims' inaccuracy found on preliminary review by the Tennessee Department of Commerce and Insurance. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

As a result of a state regulatory audit of UAHC-TN's process claims since 2002, UAHC-TN was notified in late fiscal 2007 by the third party auditor that UAHC-TN may have incorrectly received an overpayment of $1.1 million for medical claims as a result of a discrepancy in pricing methodology. As a result, UAHC-TN recorded a reserve of $1.1 million in the fourth quarter of fiscal 2007.

In the first half of fiscal 2006, UAHC-TN was subject to a notice and order of administrative supervision issued by the Commissioner of the State of Tennessee's Department of Commerce and Insurance on April 20, 2005, which expired in accordance with its terms on December 31, 2005. The State of Tennessee in June 2006 extended UAHC-TN's TennCare contract through December 31, 2006, by an amendment to the contract effective as of July 1, 2006.

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

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs related to the modified risk arrangement for the TennCare program that began July 1, 2005, and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB No. 157. The Company is continuing to evaluate the impact of this statement.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 2, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 2, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 2, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 2, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 2, 2007 is the information set forth in such proxy statement under the headings "Audit Fees" and "Audit Committee's Pre-Approval Policies and Procedures."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.

(3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index identifies those documents which are exhibits filed herewith or incorporated by reference to (i) the Company's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (Commission File No. 33-36760); (ii) the Company's Form 10-K reports for its fiscal years ended June 30, 1993, 1994, 1995, 1996, 1997, 1998, 1999, 2001, and 2002; (iii) the
Company's 10-K/A report filed October 14, 1996; (iv) the Company's Form 10-Q reports for its quarters ended March 31, 1996, September 30, 1996, December 31, 1996, March 31, 1997, March 31, 1998, December 31, 1998, December 31, 2001,
September 30, 2002, December 31, 2002, March 31, 2005 and January 25, 2007; (v) the Company's Form 8-K reports filed with the Commission August 8, 1991, April 23, 1993, May 24, 1993, January 29, 1996, April 19, 1996, October 30, 1997,
January 20, 1998, January 14, 2000, March 5, 2003, April 15, 2003, November 22,
2004, January 11, 2005, February 7, 2005, April 21, 2005, April 28, 2005,
October 16, 2006 and December 15, 2006; or (vi) the Company's Form 8-K/A reports filed with the Commission July 21, 1993, November 12, 1997, March 10, 2003, and April 22, 2005. The Exhibit Index is hereby incorporated by reference into this
Item 15.

Reports on Form 8-K

            1) The Company filed a Current Report on Form 8-K on October 16, 2006 reporting the execution of a contract between Centers for Medicare & Medicaid Services and UAHC-TN, as an eligible Medicare Advantage organization.

            2) The Company filed a Current Report on Form 8-K on December 15, 2006 reporting the execution of a purchase agreement with certain accredited investors with respect to a private placement of 1,000,000 shares of its common stock and warrants to purchase additional shares of its common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION (REGISTRANT)

SIGNATURE                         CAPACITY
--------------------------        ------------------------------------------
/s/ WILLIAM C. BROOKS             Chairman, President and CEO
-----------------------           (Principal Executive Officer)
William C. Brooks

/s/ STEPHEN D. HARRIS             Executive Vice President,  Chief Financial
--------------------------        Officer, Treasurer and Director
Stephen D. Harris                 (Principal Financial Officer and Principal
                                  Accounting Officer)

/s/ EMMETT S. MOTEN, JR.          Secretary and Director
--------------------------
Emmett S. Moten, Jr.

/s/ RICHARD M. BROWN, D.O.        Director
--------------------------
Richard M. Brown, D.O.

/s/ DARREL W. FRANCIS             Director
--------------------------
Darrel W. Francis

/s/ TOM A. GOSS                   Director
--------------------------
Tom A. Goss

/s/ RONALD E. HALL, SR.           Director
--------------------------
Ronald E. Hall, Sr.

/s/ EDDIE R. MUNSON               Director
--------------------------
Eddie R. Munson

Date: August 30, 2007

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
Report of Independent Registered Public Accounting Firm..............................................      F-2

Consolidated Balance Sheets as of June 30, 2007 and 2006.............................................      F-3

Consolidated Statements of Operations for each of the years in the three-year period
     ended June 30, 2007.............................................................................      F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for
     each of the years in the three-year period ended June 30, 2007..................................      F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period
    ended June 30, 2007..............................................................................      F-6

Notes to Consolidated Financial Statements...........................................................      F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan
August 29, 2007

             United American Healthcare Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               JUNE 30,
                                                                                       -----------------------
                                                                                         2007           2006
                                                                                       --------       --------
ASSETS
Current assets
    Cash and cash equivalents                                                          $  8,932       $  4,316
    Marketable securities                                                                 5,296          2,605
    Accounts receivable - State of Tennessee, net                                         1,455          1,463
    Interest receivable                                                                     578            301
    Other receivables                                                                       455             83
    Prepaid expenses and other                                                              511            265
    Deferred income taxes                                                                 1,950          1,950
                                                                                       --------       --------
       Total current assets                                                              19,177         10,983

Property and equipment, net                                                                 357            142
Goodwill                                                                                  3,452          3,452
Marketable securities                                                                     7,475          7,342
Restricted assets                                                                         2,721          2,721
Other assets                                                                                586            586
                                                                                       --------       --------
                                                                                       $ 33,768       $ 25,226
                                                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Medical claims payable                                                             $    576       $    156
    Accounts payable and accrued expenses                                                 3,142            920
    Accrued compensation and related benefits                                               896            732
    Accrued rent                                                                            135            244
    Unearned revenue                                                                        279
    Other current liabilities                                                             1,099          1,124
                                                                                       --------       --------
       Total current liabilities                                                          6,127          3,176
                                                                                       --------       --------

Total liabilities                                                                         6,127          3,176

Shareholders' equity
    Preferred stock, 5,000,000 shares authorized; none issued                                 -              -
    Common stock, no par, 15,000,000 shares authorized; 8,588,211 and
      7,527,023 shares issued and outstanding at June  30, 2007 and June 30,
      2006, respectively                                                                 18,327         12,541
    Paid in capital - stock options                                                         607            259
    Warrants                                                                                444              -
    Retained earnings                                                                     8,303          9,420
    Accumulated other comprehensive loss, net of deferred federal income taxes              (40)          (170)
                                                                                       --------       --------
Total shareholders' equity                                                               27,641         22,050
                                                                                       --------       --------
                                                                                       $ 33,768       $ 25,226
                                                                                       ========       ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            YEAR ENDED JUNE 30,
                                                                                ---------------------------------------
                                                                                  2007            2006           2005
                                                                                --------        --------       --------
REVENUES
  Fixed administrative fees                                                    $  15,543        $ 16,628       $ 20,916
  Variable administrative fees                                                       502             361              -
  Medical premiums                                                                   921               -             23
  Interest and other income                                                        1,099           1,125          1,140
                                                                                --------        --------       --------
     Total revenues                                                               18,065          18,114         22,079

EXPENSES
  Medical services                                                                   891               -             23
  Marketing, general and administrative                                           16,580          16,472         15,742
  Depreciation and amortization                                                      122             128            177
  Interest expense                                                                     -               -              8
  Provision for claims audit and other commitment                                  1,526               -              -
                                                                                --------        --------       --------
     Total expenses                                                               19,119          16,600         15,950
                                                                                --------        --------       --------
Earnings (loss) from continuing operations before income taxes                    (1,054)          1,514          6,129
Income tax expense                                                                    63             141            655
                                                                                --------        --------       --------
Earnings (loss) from continuing operations                                        (1,117)          1,373          5,474

DISCONTINUED OPERATIONS
   Loss from discontinued operations                                                   -               -           (129)
                                                                                --------        --------       --------
Net earnings (loss)                                                             $ (1,117)       $  1,373       $  5,345
                                                                                ========        ========       ========

NET EARNINGS PER COMMON SHARE - BASIC
   Earnings (loss) from continuing operations                                      (0.14)           0.18           0.74
   Loss from discontinued operations                                                   -               -          (0.02)
                                                                                --------        --------       --------
   Net earnings (loss) per common share                                         $  (0.14)       $   0.18       $   0.72
                                                                                ========        ========       ========
       Weighted average shares outstanding                                         8,103           7,478          7,425
                                                                                ========        ========       ========
NET EARNINGS PER COMMON SHARE - DILUTED
   Earnings (loss) from continuing operations                                      (0.14)           0.18           0.71
     Loss from discontinued operations                                                 -               -          (0.02)
                                                                                --------        --------       --------
   Net earnings (loss) per common share                                         $  (0.14)       $   0.18       $   0.69
                                                                                ========        ========       ========
       Weighted average shares outstanding                                         8,103           7,628          7,674
                                                                                ========        ========       ========

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                 PAID IN                           ACCUMULATED
                                                 CAPITAL -                           OTHER           TOTAL
                                  COMMON STOCK     STOCK               RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                SHARES   AMOUNT   OPTIONS   WARRANTS   EARNINGS   INCOME (LOSS)      EQUITY
                                ------  -------  ---------  --------   --------   -------------   -------------
BALANCE AT JUNE 30, 2004         7,419  $12,226  $       -  $      -   $  2,702   $         (43)  $      14,885

Issuance of common stock            31      250                                                             250
Comprehensive income:
   Net earnings                                                           5,345                           5,345
Unrealized gain on marketable
  securities                                                                                  3               3
                                ------  -------  ---------  --------   --------   -------------   -------------
Total comprehensive income                                                5,345               3           5,348
                                ------  -------  ---------  --------   --------   -------------   -------------
BALANCE AT JUNE 30, 2005         7,450  $12,476  $       -  $      -   $  8,047   $         (40)  $      20,483
                                ------  -------  ---------  --------   --------   -------------   -------------

Issuance of common stock            77       65                                                              65
Comprehensive income:
   Net earnings                                                           1,373                           1,373
 Stock option expense                                  259                                                  259
 Unrealized loss on marketable
  securities                                                                               (130)           (130)
                                ------  -------  ---------  --------   --------   -------------   -------------
Total comprehensive income                                                1,373            (130)          1,243
                                ------  -------  ---------  --------   --------   -------------   -------------
BALANCE AT JUNE 30, 2006         7,527  $12,541  $     259  $      -   $  9,420   $        (170)  $      22,050
                                ------  -------  ---------  --------   --------   -------------   -------------

Issuance of common stock         1,061    5,786                                                           5,786
Comprehensive income:
   Net loss                                                              (1,117)                         (1,117)
 Stock option expense                                  348                                                  348
 Issuance of warrants                                            444                                        444
 Unrealized gain on marketable
  securities                                                                                130             130
                                ------  -------  ---------  --------   --------   -------------   -------------
Total comprehensive loss                                                 (1,117)            130            (987)
                                ------  -------  ---------  --------   --------   -------------   -------------
BALANCE AT JUNE 30, 2007         8,588  $18,327  $     607  $    444   $  8,303   $         (40)  $      27,641
                                ======  =======  =========  ========   ========   =============   =============

      See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                               2007        2006      2005
                                                              -------    -------    -------


OPERATING ACTIVITIES
    Net earnings (loss)                                       $(1,117)   $ 1,373    $ 5,345
       Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities:
       Loss on disposal of assets                                   -          4          6
       Depreciation and amortization                              122        128        177
       Deferred income taxes                                        -          -        (11)
       Stock awards                                               108          -          -
       Stock compensation                                         348        259        219
    Changes in assets and liabilities
       Accounts receivable - State of Tennessee, net                8       (103)      (130)
       Other receivables                                         (649)       199        623
       Prepaid expenses and other                                (246)       (93)       (25)
       Medical claims payable                                     420        (16)      (234)
       Accounts payable and accrued expenses                    2,222       (176)       (44)
       Accrued rent                                              (109)         9       (602)
       Unearned revenue                                           279          -          -
       Accrued compensation and related benefits                  164         21        129
       Other current liabilities                                  (25)      (414)       154
                                                              -------    -------    -------
       Net cash provided by operating activities                1,525      1,191      5,607
                                                              -------    -------    -------
INVESTING ACTIVITIES
    Purchase of marketable securities                          (4,794)    (6,688)    (2,776)
    Proceeds from sale of marketable securities                 2,100          -          -
    Proceeds from the sale of property and equipment                6          -          -
    Purchase of property and equipment                           (343)       (95)        61
                                                              -------    -------    -------
       Net cash used in investing activities                   (3,031)    (6,783)    (2,715)
                                                              -------    -------    -------
FINANCING ACTIVITIES
    Net proceeds from sale of common stock                      5,721          -          -
    Proceeds from exercise of stock options                       141         65         31
    Proceeds for issuance of warrants                             260          -          -
    Payments made on debt                                           -          -       (847)
                                                              -------    -------    -------
       Net cash provided by (used in) financing activities      6,122         65       (816)
                                                              -------    -------    -------
       Net increase (decrease) in cash and cash equivalents     4,616     (5,527)     2,076
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  4,316      9,843      7,767
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $ 8,932    $ 4,316    $ 9,843
                                                              =======    =======    =======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              ----------------------------
                                                               2007        2006      2005
                                                              -------    -------    ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                            $     -    $     -    $    8
     Income taxes paid                                        $     -    $    63    $   82
   NON-CASH INVESTING ACTIVITY:
     Unrealized gain (loss) on investment                     $   130    $  (130)   $    3
   NON-CASH FINANCING ACTIVITY:
     Transaction fee paid with warrants                       $   184    $     -    $    -

      See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

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

      d. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2007 and 2006.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

      e. MARKETABLE SECURITIES. Investments in marketable securities are primarily comprised of U.S. Treasury notes and debt issues of municipalities all carried at fair value, based upon published quotations of the underlying securities, and six-month certificates of deposit carried at cost plus interest earned, which approximates fair value. Marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, are not reasonably expected to be used in the normal operating cycle of the Company and are classified as non-current. All other securities available for sale are classified as current.

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

      f. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable at June 30, 2007 and 2006 consisted primarily of State of Tennessee receivables, interest receivables and provider receivables. The Company performs an analysis of collectibility on its accounts receivables. An allowance is established for the estimated amount that may not be collectible. As of both June 30, 2007 and 2006, the Company had an allowance for doubtful accounts of $274,000.

      g. PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures - 5 to 13 years; equipment - 5 years; and computer software - 2 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life, which ranges from 5 to 13 years. The Company uses accelerated methods for income tax purposes.

      h. GOODWILL. Goodwill resulting from business acquisitions is carried at cost. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

            associated with assets sold or otherwise disposed of. Management evaluates the carrying value of goodwill quarterly.

            Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount is not impaired in accordance with SFAS No. 142. Accordingly, goodwill impairment was not recorded for the years ended June 30, 2007, 2006 and 2005.

      i. LONG-LIVED ASSETS. Following the criteria set forth in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values.

      j. MEDICAL CLAIMS PAYABLE. The Company provides for medical claims incurred but not reported ("IBNR") for its Medicare Advantage members and the cost of adjudicating claims primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors using accepted actuarial methods. As the Company gains more claims experience for our Medicare Advantage members, less reliance will be placed on medical cost estimates based on historical data provided by CMS. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

      k. REVENUE RECOGNITION. Medical premiums revenues are recognized in the month in which members are entitled to receive health care services. Medical premiums collected in advance are recorded as deferred revenues. Management fee revenues are recognized in the period the related services are performed. In accordance with generally accepted accounting principles ("GAAP"), when applicable, the Company's revenue recognition policy has been adjusted to reflect TennCare's administrative services only ("ASO") arrangement in which UAHC-TN assumed no risk for medical claims. Modified risk arrangement revenues are recognized in the period in which UAHC-TN is notified thereof by TennCare. See Note 13 for further discussion.

      l. MEDICAL SERVICES EXPENSE RECOGNITION. The Company contracts with various health care providers for the provision of certain medical services to its members and generally compensates those providers on a capitated and fee for service basis. Such medical service expenses generally consist of claim payments, pharmacy costs, and estimates of future payments of claims provided for services

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

            rendered prior to the end of the reporting period. Pharmacy costs represent payments for members' prescription drug benefits. The estimates for medical claims payable are regularly reviewed and adjusted as necessary, with such adjustments generally reflected in current operations.

      m. STOP LOSS INSURANCE. Stop loss insurance premiums are reported as medical services expense, while the related insurance recoveries are reported as deductions from medical services expense.

      n. INCOME TAXES. Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that involves the deferred tax assets and liabilities in the amount expected to be realized. Valuation allowances are established when necessary to reduce the deferred tax assets and liabilities in the amount expected to be realized. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the period.

      o. EARNINGS PER SHARE. Basic net earnings per share excluding dilution has been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options.

            As of June 30, 2006 and 2005, the Company had outstanding stock options totaling 149,844 and 249,212 shares, respectively, having a dilutive effect on earnings per share. As of June 30, 2007, the Company had outstanding stock options which were not included in the computation of earnings per share because the shares would be anti-dilutive.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

      q. RECLASSIFICATIONS. Certain items in the prior period consolidated financial statements have been reclassified to conform to the June 30, 2007 presentation.

NOTE 3 - MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost, of marketable securities as of June 30, 2007 and 2006 is as follows (in thousands):

                                                     2007        2006
                                                   -------      -------
Available for sale - Current:
 Certificates of deposit                           $ 5,296      $ 2,605
Available for sale - Noncurrent:
 U.S. government obligations                         7,475        7,342
                                                   -------      -------
                                                   $12,771      $ 9,947
                                                   =======      =======

Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $7.5 million and $7.3 million at June 30, 2007 and 2006, respectively. These are different from the escrow accounts described in Note 15. Unrealized losses associated with these investments were $0.04 million and $0.17 million at June 30, 2007 and 2006, respectively. The decline is considered temporary as the investments are required to be held to maturity under current statutory deposit requirements of the State of Tennessee.

NOTE 4 - CONCENTRATION OF RISK

During the years ended June 30, 2007, 2006 and 2005, approximately 93.9%, 93.7% and 94.7%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. As such, loss or non-renewal of the contract with TennCare would adversely affect the profitability and financial stability of the Company. Prior to the administrative services only arrangement discussed in Note 13, TennCare withheld 5% of the Company's monthly capitation payment, which withheld amounts were distributed to the Company when certain informational filing requirements were met by the Company. There were no withholdings by TennCare under the administrative services only arrangement, and there are none under the modified risk arrangement that replaced the ASO arrangement beginning July 1, 2005.

The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits. Management has deemed this as a normal business risk.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at each June 30 consists of the following (in thousands):

                                                               2007        2006
                                                             -------    --------
Furniture and fixtures                                       $   868    $    840
Equipment                                                      1,273       1,031
Computer software                                                241         183
                                                             -------    --------
                                                               2,382       2,054
Less accumulated depreciation and amortization                (2,025)     (1,912)
                                                             -------    --------
                                                             $   357    $    142
                                                             =======    ========

NOTE 6 - MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $0.6 million, $0.2 million and $0.2 million at June 30, 2007, 2006 and 2005, respectively, for unpaid claims and medical claims incurred by enrollees. The medical claims liability incurred during fiscal 2007 represents the liability for services that have been performed by providers for the Company's Medicare Advantage members. Included in the incurred losses related to current year are medical claims reported to UAHC-TN as well as claims that have been incurred but not yet reported to IT, or "IBNR". The IBNR component is primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors. As the Company gains more claims experience for our Medicare Advantage members, less reliance will be placed on medical cost estimates based on historical data provided by CMS. The IBNR reserve estimated at June 30, 2007 was derived by an independent actuarial analysis. Each period, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company will increase or decrease the amount of the estimates, and include the changes in medical expenses in the period in which the change is identified. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2007, 2006 and 2005.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

The following table provides a reconciliation of the unpaid claims for the years ended June 30, 2007, 2006 and 2005 (in thousands):

                                                    2007       2006       2005
                                                   ------     ------     ------
Balance at beginning of fiscal year                $  156     $  172     $  406

Incurred losses related to current fiscal year        745          -          -
Incurred losses related to prior fiscal year          (45)         -         23
                                                   ------     ------     ------
Total losses incurred                                              -         23

Paid claims related to current fiscal year            280          -          -
Paid claims related to prior fiscal year                -         16        257
                                                   ------     ------     ------
Total paid claims                                     280         16        257
                                                   ------     ------     ------
Balance at end of fiscal year                      $  576     $  156     $  172
                                                   ======     ======     ======

NOTE 7 - INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

                                                    2007       2006        2005
                                                   ------     ------     --------
Continuing operations:
Current expense                                    $   63     $  141     $    666
Deferred expense (benefit)                           (551)       249        3,630
Change in valuation allowance                         551       (249)      (3,641)
                                                   ------     ------     --------
                                                   $   63     $  141     $    655
                                                   ======     ======     ========

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):

                                                    2007       2006        2005
                                                   ------     ------     --------
Income tax expense at the statutory tax rate       $    -     $  515     $  1,911
State and city income tax                              33        110          479
Medical claims payable                                158          -            -
Provision for claims audit and other commitment       519          -            -
Fixed asset write-offs                                  -          -        2,251
Utilization of net operating loss carryforward       (496)      (361)      (1,479)
Valuation allowance                                  (551)      (249)      (3,641)
Other, net                                            400        126        1,134
                                                   ------     ------     --------
                                                   $   63     $  141     $    655
                                                   ======     ======     ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at June 30, 2007. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of June 30, 2007, the net operating loss carryforwards for federal income tax purposes expire from 2011 to 2021. Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

                                                                             2007               2006
                                                                           --------           --------
Deferred tax assets
    Accrued rent                                                           $     46           $     11
    Bad debt expense                                                             93                  -
    Write down of investment                                                  1,360              1,360
    Deferred compensation                                                       185                187
    Net operating loss carryforward of consolidated losses                    2,942              3,409
    Alternative minimum tax credit carryforward                                 679                592
    Property and equipment                                                       27                 10
    Medical claims payable                                                      158                  -
    Provision for claims audit and other commitment                             519                  -
    Stock awards                                                                199                 88
                                                                           --------           --------
Total gross deferred tax assets                                               6,208              5,657
    Valuation allowance                                                      (4,258)            (3,707)
                                                                           --------           --------
Total gross deferred tax liabilities                                              -                  -
                                                                           --------           --------
    Net deferred tax asset                                                 $  1,950           $  1,950
                                                                           ========           ========

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

NOTE 8 - PRIVATE  PLACEMENT

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

NOTE 9 - NON-RECURRING CHARGES

As a result of a state regulatory audit of UAHC-TN's process claims since 2002, UAHC-TN was notified in late fiscal 2007 by the third party auditor that UAHC-TN may have incorrectly received an overpayment of $1.1 million for medical claims as a result of a discrepancy in pricing methodology. As a result, UAHC-TN recorded a reserve of $1.1 million in the fourth quarter of fiscal 2007. In addition, based on a subsequent regulatory evaluation conducted by the Tennessee Department of Commerce and Insurance, it was determined that TennCare overpaid UAHC-TN $0.4 million in excess of UAHC-TN's statutory net worth requirement as of June 30, 2002 based on a 2002 contractual agreement further discussed in Note
13. The Company recorded a charge for this amount in the fourth quarter of fiscal 2007. These items have been reflected as "Provision for claims audit and other commitment" on our fiscal 2007 Consolidated Statement of Operations and recorded under accounts payable and accrued expenses on our Consolidated Balance Sheet.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

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


NOTE 11 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective and since April 1, 2001, the Company has matched 50% of an employee's contribution up to 4% of the employee's salary. Expenses related to the 401(k) plan were $52,711, $55,757 and $61,491 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions for each of the fiscal years ended June 30, 2007, 2006 and 2005 were $2,428, $7,775 and $0, respectively.

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by 5 years to August 6, 2013. On November 5, 2004 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 1,000,000 to

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

1,500,000 shares. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999, May 3, 2001 November 30, 2001, May 8, 2003, December 4, 2003,
April 29, 2004, November 5, 2004, December 2, 2004, November 5, 2004, December 2, 2004, November 4, 2005, April 24, 2006, November 3, 2006 and February 22, 2007 nonqualified options for a total of 325,000, 26,000, 5,000, 8,000, 50,000,
75,000, 25,000, 196,500, 280,000, 45,000, 153,000, 45,000, 153,000, 15,000,
200,500, 95,000 and 50,600 common shares, respectively, were granted under the amended and restated 1998 Plan. The exercise prices of the options range from $0.63 to $6.24.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

Information regarding the stock options outstanding at June 30, 2007, 2006 and 2005 are as follows (shares in thousands):

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                           -----------------------------------------------------------------------------
                                                           AVERAGE
                                        WEIGHTED          REMAINING      NUMBER OF           WEIGHTED
                                         AVERAGE         CONTRACTUAL       SHARES            AVERAGE
                           SHARES     EXERCISE PRICE         LIFE        EXERCISABLE      EXERCISE PRICE
                           ------     --------------     -----------     -----------      --------------
Options outstanding at
June 30, 2005                 902     $         3.30     7.32 years              628      $         2.84
Granted                       216               2.89     9.80 years                3                2.10
Exercisable                     -                  -          -                  115                4.11
Exercised                     (40)              1.64          -                  (40)               1.64
Expired                         -                  -          -                    -                   -
Forfeited                    (124)              4.73          -                    -                   -
                           ------     --------------     -----------     -----------      --------------

Options outstanding at
June 30, 2006                 954     $         3.09     6.79 years              706      $         3.12
Granted                       146               5.98     8.10 years               16                6.05
Exercisable                     -                  -          -                  738                3.14
Exercised                     (44)              2.74          -                  (44)               2.74
Expired                         -                  -          -                    -                   -
Forfeited                     (42)              5.92          -                    -                   -
                           ------     --------------     -----------     -----------      --------------

Options outstanding at
June 30, 2007               1,014     $         3.40     6.18 years              754      $         3.20

-------------------------

Options for 300,167 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2007.

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.3 million for each of fiscal 2007 and 2006.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

Prior to fiscal 2006, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for fiscal 2005 would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                     2005
                                                   --------
Net earnings as reported                           $  5,345
Deduct: Total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax effects                588
Pro forma net earnings                             $  4,757
Earnings per share:
      As reported - Basic                          $  0.72
      As reported - Diluted                           0.70
      Pro forma -  Basic                           $  0.64
      Pro forma - Diluted                             0.62
                                                   --------

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006 and 2007, depending on the date of issuance: dividend yield of 0%; expected volatility ranging from 49% to 66%; risk free interest rate ranging from 4.56% to 4.81%; and expected life ranging from 5.0 to 10.0 years. The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts, because additional stock option awards could be made in future years.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

NOTE 12 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through December 2010. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the years ended June 30, 2007, 2006 and 2005 totaled $0.4 million, $0.4 million and $0.9 million, respectively. Based on the current commitments, the Company estimates rent expense of $0.4 million for each of its fiscal years through 2011. The Company's de facto sublease to OmniCare-MI of all of the Company's leased former office premises in Detroit, Michigan, commencing November 1, 2002 and expiring at the end of the lease in May 2005, cost the Company approximately $40,000 per month through the remainder of the lease. The Company recognized a charge of $1.2 million recorded in the second quarter of fiscal 2003, which was offset by a $0.6 million write-down of a deferred rent liability associated with the original lease and is included in discontinued operations. Due to the subsequent liquidation of OmniCare-MI, effective October 1, 2004, the Company renegotiated sublease terms with Michigan HMO (formerly doing business as OmniCare Health Plan), which continued to occupy and pay rent for reduced space in such premises. Michigan HMO's occupancy of and rent obligation for the subleased premises ceased on February 28, 2005, sooner than the primary lease end in May 2005. The Company recorded a liability in the first quarter of fiscal 2005 as it relates to the sublease obligation.


NOTE 13 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees, were not at risk for medical costs in excess of targets established based on various factors, were subject to increased oversight, and could incur financial penalties for not achieving certain performance requirements. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, first through June 30, 2004, then through December 31, 2004, and then through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare extended its contract with UAHC-TN through June 30, 2006 and implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and may receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN received notice from TennCare that it earned additional revenue of $0.2 million, $0.2 million, and $0.5 million, respectively, for its performance under the modified risk arrangement for the first, second and fourth quarters of fiscal 2006. Such additional revenue

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

has been recorded. UAHC-TN expects to similarly earn additional revenue for the third quarter of fiscal 2006 and additional revenues for fiscal 2007. The Company would record such earnings in only upon receipt of final notification thereof from TennCare.

In September 2002, UAHC-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment, the State of Tennessee agreed to pay UAHC-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to a further agreement with UAHC-TN in October 2002, the State of Tennessee agreed to pay additional funds to UAHC-TN if future certified actuarial data confirm they are needed by UAHC-TN to meet its statutory net worth requirement as of June 30, 2002. Under generally accepted accounting principles, the $7.5 million receivable and additional funds were not recorded in fiscal 2002 financial statements but have been recorded in subsequent fiscal years as fiscal 2002 claims were processed. Based on a subsequent regulatory evaluation, it was determined that TennCare paid UAHC-TN $0.4 million in excess of UAHC-TN's statutory net worth requirement as of June 30, 2002. The Company recorded a charge for this amount in the fourth quarter of fiscal year 2007 and reflected it as "Provision for claims audit and other commitment" on our Consolidated Statements of Operations.

NOTE 14 - DISCONTINUED OPERATIONS

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

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

NOTE 15 - RESTRICTED ASSETS

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the original amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002. The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. TennCare and the Company reached agreement in August 2007 to amend both escrow agreements, and the Company has signed TennCare's written amendment documents and returned them to TennCare for its signature. Under both amendments, when also signed by TennCare, both escrow accounts will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. In addition, under one of the amendments, when signed by TennCare, the Company expects to be paid $1,289,851.24 plus accumulated interest earnings from the larger escrow account, leaving $1,010,148.76 in that account in recognition of the potential level of claims' inaccuracy found on preliminary review by the Tennessee Department of Commerce and Insurance. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rates for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

NOTE 16- UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the fiscal years ended June 30, 2007 and 2006 (in thousands, except per share data):

                                          THREE MONTHS ENDED
                             ----------------------------------------------
                             SEPT. 30,    DEC. 31,    MARCH 31,    JUNE 30,      TOTAL
                             ---------    --------    ---------    --------    --------
2007
Total revenues               $   4,174    $  4,223    $   4,550    $ 5,118     $ 18,065
Net earnings (loss)                332         228          (39)    (1,638)      (1,117)
Net earnings (loss) per
common share assuming
dilution                     $    0.04    $   0.03    $   (0.00)   $ (0.19)    $  (0.14)

2006
Total revenues               $   4,508    $  4,491    $   4,279    $ 4,836     $ 18,114
Net earnings                       403         440          433         97        1,373
Net earnings per common
share assuming dilution      $    0.05    $   0.06    $    0.06    $  0.01     $   0.18
                             ---------    --------    ---------    --------    --------


The net loss in the fourth quarter of fiscal 2007 is primarily attributable to non-recurring charges recorded in the fourth quarter of fiscal 2007. Please refer to Note 9 for further discussion.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

NOTE 17 - SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations for fiscal 2007, 2006 and 2005 is as follows (in thousands):

                                                            HMO &
                                          MANAGEMENT    MANAGED PLAN       CORPORATE &       CONSOLIDATED
                                        COMPANIES (1)       (2)            ELIMINATIONS        COMPANY
                                        -------------   ------------       ------------      ------------
     2007
Revenues - external customers             $      -        $ 16,966           $      -          $ 16,966
Revenues - intersegment                     14,162               -            (14,162)                -
Interest and other income                      398             701                  -             1,099
                                          --------        --------           --------          --------
Total revenues                            $ 14,560        $ 17,667           $(14,162)         $ 18,065
                                          ========        ========           ========          --------
Interest expense                          $      -        $      -           $      -          $      -
Earnings (loss) from continuing
   operations                               (1,532)            415                  -            (1,117)
Segment assets                              64,273          20,017            (50,522)           33,768
Purchase of equipment                          343               -                  -               343
Depreciation and amortization                  122               -                  -               122
                                          ========        ========           ========          --------
     2006
Revenues - external customers             $      -        $ 16,989           $      -          $ 16,989
Revenues - intersegment                     15,161               -            (15,161)                -
Interest and other income                      191             934                  -             1,125
                                          --------        --------           --------          --------
Total revenues                            $ 15,352        $ 17,923           $(15,161)         $ 18,114
                                          ========        ========           ========          --------
Interest expense                          $      -        $      -           $      -          $      -
Earnings from continuing operations            342           1,031                  -             1,373
Segment assets                              60,386          16,116            (51,276)           25,226
Purchase of equipment                           95               -                  -                95
Depreciation and amortization                  128               -                  -               128
                                          ========        ========           ========          --------
     2005
Revenues - external customers             $      -        $ 20,939           $      -          $ 20,939
Revenues - intersegment                     18,763               -            (18,763)                -
Interest and other income                      285             855                  -             1,140
                                          --------        --------           --------          --------
Total revenues                            $ 19,048        $ 21,794           $(18,763)         $ 22,079
                                          ========        ========           ========          --------
Interest expense                          $      8        $      -           $      -          $      8
Earnings from continuing operations          3,422           2,052                  -             5,474
Loss from discontinued operations             (129)              -                  -              (129)
Segment assets                              57,701          14,489            (47,955)           24,235
Purchase of equipment                          (61)              -                  -               (61)
Depreciation and amortization                  177               -                  -               177

---------------
(1) Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

(2)   HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

NOTE 18 - RECENTLY ENACTED PRONOUNCEMENTS

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2007, 2006 AND 2005

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB No. 157. The Company is continuing to evaluate the impact of this statement.

                                  EXHIBIT INDEX

EXHIBIT                                                              INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                                REFERENCE TO                        HEREWITH
--------        ---------------------------------       --------------------------------------------       --------
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

3.1(a)          Certificate of Amendment to the         Exhibit 3.1(a) to 1991 S-1
                Articles of Incorporation of
                Registrant

3.2             Amended and Restated Bylaws of          Exhibit 3.2 to the Registrant's 1993 Form
                Registrant                              10-K

4.1             Incentive and Non-Incentive Stock       Exhibit 4.1 to the Registrant's 1995 Form
                Option Plan of Registrant effective     10-K
                March 25, 1991, as amended

4.2             Form of Common Share Certificate        Exhibit 4.2 to the Registrant's 1995 Form
                                                        10-K

4.3             Form of Common Stock Purchase           Exhibit 4.1 to Form 8-K filed December 15,
                Warrant dated as of December 13,        2006
                2006, issued by the Company

4.4             Form of Registration Rights             Exhibit 10.2 to Form 8-K filed December
                Agreement dated as of December 13,      15, 2006
                2006 among United American
                Healthcare Corporation and certain
                investors

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

10.3            Management Agreement                    Exhibit 10.3 to 1991 S-1

EXHIBIT                                                              INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                                REFERENCE TO                        HEREWITH
--------        ---------------------------------       --------------------------------------------       --------
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
                Florida, Inc. dated February 1, 1995

EXHIBIT                                                              INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                                REFERENCE TO                        HEREWITH
--------        ---------------------------------       --------------------------------------------       --------
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
                America and

EXHIBIT                                                              INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                                REFERENCE TO                        HEREWITH
--------        ---------------------------------       --------------------------------------------       --------
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

10.22           Amendment dated June 13, 1995 to        Exhibit 10.26 to Registrant's 1995 Form
                the Loan and Security Agreement         10-K
                between UltraMedix Care Systems,
                Inc. and United American of

EXHIBIT                                                              INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                                REFERENCE TO                        HEREWITH
--------        ---------------------------------       --------------------------------------------       --------
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

10.30           Ernst & Young LLP Report of             Exhibit 10.30 to Registrant's 1998 Form
                Independent Auditors as of June 30,     10-K
                1996
10.31           Renaissance Center Office Lease         Form 10-Q for the Quarter Ended September
                between Renaissance                     30, 1996, filed November 13, 1996

EXHIBIT                                                              INCORPORATED HEREIN BY                  FILED
NUMBER          DESCRIPTION OF DOCUMENT                                REFERENCE TO                        HEREWITH
--------        ---------------------------------       --------------------------------------------       --------
                Center Venture and Registrant

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

10.48           Promissory Note of Registrant to         Exhibit 10.48 to Registrant's 1998
                Michigan National Bank dated             Form 10-K
                September 1, 1998

10.49           Pledge Agreement from Registrant to      Exhibit 10.49 to Registrant's 1998
                Michigan National Bank dated             Form 10-K
                September 1, 1998

10.50           Promissory Note from Registrant to       Form 10-Q for the Quarter Ended December
                UAH Securities Litigation Fund dated     31, 1998, filed February 16, 1999
                December 11, 1998

10.51           Amendment of Promissory Note and         Exhibit 10.51 to Registrant's 1999
                Business Loan                            Form 10-K



                Agreement from Michigan National
                Bank dated May 6, 1999

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

10.54           Business Loan Agreement between          Exhibit 10.54 to Registrant's 2001
                Registrant and Michigan National         Form 10-K
                Bank dated September 25, 2000

10.55           Promissory Note of Registrant to         Exhibit 10.55 to Registrant's 2001
                Michigan National Bank dated             Form 10-K
                September 25, 2000

10.56           Security Agreement between               Exhibit 10.56 to Registrant's 2001
                Registrant and Michigan National         Form 10-K
                Bank dated September 25, 2000

10.57           Amendment of Business Loan Agreement     Form 10-Q for the Quarter Ended December
                with Standard Federal Bank N.A.,         31, 2001, filed February 14, 2002
                dated November 29, 2001 and
                effective September 30, 2001.

10.58           Amended and Restated Promissory Note     Form 10-Q for the Quarter Ended December
                to Standard Federal Bank N.A., dated     31, 2001, filed February 14, 2002
                November 29, 2001 and effective
                September 30, 2001.

10.59           Amendment to Management Agreement        Form 10-Q for the Quarter Ended December
                with OmniCare Health Plan dated          31, 2001, filed February 14, 2002
                December 14, 2001 and effective
                August 1, 2001.

10.60           Amendment of Business Loan Agreement     Exhibit 10.60 to Registrant's 2002
                with Standard FederalBank N.A.,          Form 10-K
                dated October 11,
                2002

10.61           Amendment of Business Loan Agreement     Form 10-Q for the Quarter Ended September
                with Standard Federal Bank N.A.,         30, 2002, filed November 13, 2003
                dated October 11, 2002 and effective
                September 30, 2002

10.62           Letter amendment of Business Loan        Form 10-Q for the Quarter Ended December
                Agreement with Standard Federal Bank     31, 2002, filed May 13, 2003
                N.A., dated February 5, 2003

10.63           United American Healthcare               Form 8-K filed January 11, 2005
                Corporation Supplemental Executive
                Retirement Plan

10.64           Severance Agreement dated as of          Form 10-Q filed April 28, 2005
                April 15, 2005 between United
                American of Tennessee, Inc and Osbie
                L. Howard

10.65           Contract #H6934 effective September      Exhibit 10.1 to Form 8-K filed October
                29, 2006 between Centers for             16, 2006
                Medicare & Medicaid Services and
                UAHC Health Plan of Tennessee, Inc.
                with its Attachment A and Addendum D

10.66           Form of Purchase Agreement dated as      Exhibit 10.1 to Form 8-K filed December
                of December 13, 2006 among United        15, 2006
                American Healthcare Corporation and
                certain investors

10.67           United American Healthcare               Exhibit 10.1 to Form 10-Q filed January
                Corporation Supplemental Executive       25, 2007
                Retirement Plan, as amended and
                restated effective as of January 1,
                2005, signed on November 9, 2006

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