Form 10-Q
period 2007-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2007-10-30
CIK 867963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 26, 2007 IS 8,590,666

As filed with the Securities and Exchange Commission on October 30, 2007

================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:
      Condensed Consolidated Balance Sheets - September 30, 2007
         and June 30, 2007...............................................     2
      Condensed Consolidated Statements of Operations - Three months
         ended September 30, 2007 and 2006...............................     3
      Condensed Consolidated Statements of Cash Flows - Three months
         ended September 30, 2007 and 2006...............................     4
      Notes to the Unaudited Condensed Consolidated Financial
         Statements......................................................     5

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations................................    12

   Item 3. Quantitative and Qualitative Disclosures
      About Market Risk..................................................    16

   Item 4. Controls and Procedures.......................................    17

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.............................................    18

   Item 6. Exhibits......................................................    18

SIGNATURES...............................................................    18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30,
                                                          2007         JUNE 30,
                                                      (Unaudited)        2007
                                                     -------------   -----------
ASSETS
Current assets
   Cash and cash equivalents                            $ 9,872       $  8,932
   Marketable securities                                  5,343          5,296
   Accounts receivable - State of Tennessee, net          1,427          1,455
   Interest receivable                                      505            578
   Other receivables                                        222            455
   Prepaid expenses and other                               480            511
   Deferred income taxes                                  1,950          1,950
                                                        -------       --------
      Total current assets                               19,799         19,177
Property and equipment, net                                 428            357
Goodwill                                                  3,452          3,452
Marketable securities                                     7,540          7,475
Restricted assets                                         1,431          2,721
Other assets                                                586            586
                                                        -------       --------
      Total assets                                      $33,236       $ 33,768
                                                        =======       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                               $ 1,545       $    576
   Accounts payable and accrued expenses                  2,057          3,142
   Accrued compensation and related benefits                523            896
   Accrued rent                                             124            135
   Unearned revenue                                          --            279
   Other current liabilities                              1,072          1,099
                                                        -------       --------
      Total current liabilities                           5,321          6,127
Commitments and contingencies
                                                        -------       --------
Total liabilities                                         5,321          6,127
   Shareholders' equity
      Preferred stock, 5,000,000 shares
         authorized; none issued                             --             --
      Common stock, no par, 15,000,000 shares
         authorized; 8,590,666 and 8,588,211
         issued and outstanding at
         September 30, 2007 and June 30, 2007,
         respectively                                    18,333         18,327
   Paid in capital-stock options                            736            607
   Warrants                                                 444            444
   Retained earnings                                      8,376          8,303
   Accumulated other comprehensive income
      (loss), net of deferred federal income taxes           26            (40)
                                                        -------       --------
      Total shareholders' equity                        $27,915       $ 27,641
                                                        =======       ========
         Total                                          $33,236       $ 33,768
                                                        =======       ========

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                          2007           2006
                                                     -------------   -----------
REVENUES
   Fixed administrative fees                             $3,706         $4,013
   Medical premiums                                       2,082             --
   Interest and other income                                400            161
                                                         ------         ------
      Total revenues                                      6,188          4,174

EXPENSES
   Medical services                                       1,864             --
   Marketing, general and administrative                  4,191          3,759
   Depreciation and amortization                             40             32
                                                         ------         ------
      Total expenses                                      6,095          3,791
                                                         ------         ------
Earnings from operations before income taxes                 93            383
   Income tax expense                                        20             51
                                                         ------         ------
      NET EARNINGS                                       $   73         $  332
                                                         ======         ======
NET EARNINGS PER COMMON SHARE - BASIC
                                                         ------         ------
   Net earnings per common share                         $ 0.01         $ 0.04
                                                         ======         ======
   Weighted average shares outstanding                    8,589          7,531
                                                         ======         ======
NET EARNINGS PER COMMON SHARE - DILUTED
                                                         ------         ------
   Net earnings per common share                         $ 0.01         $ 0.04
                                                         ======         ======
   Weighted average shares outstanding                    8,800          7,725
                                                         ======         ======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                          2007           2006
                                                     -------------   -----------
OPERATING ACTIVITIES
   Net earnings                                         $    73        $   332
   Adjustments to reconcile net earnings to net
      cash used in operating activities:
         Depreciation and amortization                       40             32
         Stock compensation                                 129             22
   Change in restricted assets                            1,290             --
   Net changes in other operating assets and
      liabilities                                          (441)          (499)
                                                        -------        -------
         Net cash provided by (used in) operating
            activities                                    1,091           (113)

INVESTING ACTIVITIES
   Proceeds from maturity of marketable securities        1,500             --
   Purchase of marketable securities                     (1,546)           (12)
   Purchase of property and equipment                      (111)           (99)
   Proceeds from sale of property and equipment              --              6
                                                        -------        -------
         Net cash used in investing activities             (157)          (105)

FINANCING ACTIVITIES
   Proceeds from the exercise of stock options                6              8
                                                        -------        -------
         Net cash provided by financing activities            6              8
                                                        -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                              940           (210)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          8,932          4,316
                                                        -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 9,872        $ 4,106
                                                        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                    $    20        $    --
   Unrealized gain on investment                             66             88
                                                        =======        =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

Reclassifications

Certain amounts from the September 30, 2006 financial statements have been reclassified to conform to presentation adopted in the September 30, 2007 financial statements.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                                          Three months ended
                                                             September 30,
                                                     ---------------------------
                                                          2007           2006
                                                     -------------   -----------
Net earnings                                              $ 73           $332
Net unrealized holding gains, net of
   deferred federal income taxes                            66             88
                                                          ----           ----
Comprehensive income                                      $139           $420
                                                          ----           ----

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2007 AND 2006

The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 2007 and June 30, 2007, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options.

NOTE 4 - EFFECTIVE TAX RATE

The Company's effective tax rate for the three months ended September 30, 2007 is 22% and differs from the statutory rate of 34%. This difference is primarily the result of the utilization of net operating loss carryforwards.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective July 1, 2007. There was no adjustment required to retained earnings as the Company was not aware of any material tax position taken or expected to be taken in a tax return in which the tax law is subject to varied interpretations.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2007 AND 2006

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC Health Plan of Tennessee, Inc.("UAHC-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees and were not at risk for medical costs. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, through several contractual amendments effective through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN received notice from TennCare that it earned additional revenue of $0.2 million, $0.2 million, and $0.5 million, respectively, for its performance under the modified risk arrangement for the first, second and fourth quarters of fiscal 2006. Such additional revenue has been recorded. UAHC-TN expects to similarly earn additional revenue for the third quarter of fiscal 2006 and additional revenues for fiscal 2007. The Company would record such earnings only upon receipt of final notification thereof from TennCare. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

NOTE 6 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.13 million and $0.02 million for the three months ended September 30, 2007 and 2006, respectively.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2007 AND 2006

NOTE 7 - RESTRICTED ASSETS

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the original amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002. The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. TennCare and the Company reached agreement in August 2007 to amend both escrow agreements. Under both amendments the escrow accounts will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. In addition, under one of the amendments, the Company received $1,289,851 plus accumulated interest earnings from the larger escrow account, leaving $1,010,149 in that account in recognition of the potential level of claims' inaccuracy found on preliminary review by the Tennessee Department of Commerce and Insurance. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rate for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2007 AND 2006

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

NOTE 9 - MEDICARE CONTRACT

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The initial contract term is through December 31, 2007, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of October 15, 2007 there were approximately 795 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan ("our MA-SNP").

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2007 AND 2006

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three month periods ended September 30, 2007 and 2006, is as follows (in thousands):

                                    MANAGEMENT           HMO &         CORPORATE &   CONSOLIDATED
                                   COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
                                   -------------   ----------------   ------------   ------------
       SEPTEMBER 30, 2007
Revenues - external customers        $     --          $  5,788         $     --       $ 5,788
Revenues - intersegment                 3,447               ---           (3,447)           --
Interest and other income                 129               271               --           400
                                     --------          --------         --------       -------
Total revenues                       $  3,576          $  6,059         $ (3,447)      $ 6,188
                                     ========          ========         ========       =======
Interest expense                     $     --          $     --         $     --       $    --
Earnings (loss) from operations          (376)              449               --            73
Segment assets                         64,710            19,332          (50,806)       33,236
Purchase of equipment                     111                --               --           111
Depreciation and amortization              40                --               --            40
                                     ========          ========         ========       =======

       SEPTEMBER 30, 2006
Revenues - external customers        $     --          $  4,013         $     --       $ 4,013
Revenues - intersegment                 3,518                --           (3,518)           --
Interest and other income                  61               100               --           161
                                     --------          --------         --------       -------
Total revenues                       $  3,579          $  4,113         $ (3,518)      $ 4,174
                                     ========          ========         ========       =======
Interest expense                     $     --          $     --         $     --       $    --
Earnings from operations                    3               329               --           332
Segment assets                         59,863            16,877          (51,290)       25,450
Purchase of equipment                      99                --               --            99
Depreciation and amortization              32                --               --            32
                                     ========          ========         ========       =======

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2007 AND 2006

NOTE 11 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee for the State's "TennCare" program, to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. Through successive contractual amendments, UAHC-TN's TennCare contract has been extended many times, most recently through December 31, 2007. As of September 30, 2007, there were approximately 107,104 TennCare enrollees in UAHC-TN.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The initial contract term is through December 31, 2007, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of October 15, 2007 there were approximately 795 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan ("our MA-SNP").

Earnings before income taxes were $0.1 million and $0.4 million for the first fiscal quarters ended September 30, 2007 and 2006, respectively. Net earnings were $0.1 million, or $0.01 per basic share, for the quarter ended September 30, 2007, compared to net earnings of $0.3 million, or $0.04 per basic share, for the quarter ended September 30, 2006. Such decrease in earnings of $0.2 million, or $0.03 per basic share, is principally due to a decrease in Tenncare enrollees and increase in marketing costs relating to our MA-SNP offset by the increase in our MA-SNP revenues.

              FOR THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 2006

Total revenues increased $2.0 million (48%) to $6.2 million for the first fiscal quarter ended September 30, 2007, compared to $4.2 million for the quarter ended September 30, 2006. The increase was principally due to an increase in our MA-SNP revenues offset by the decrease in TennCare revenues.

Fixed administrative fees related to TennCare's below-described ASO program were $3.7 million for the quarter ended September 30, 2007, a decrease of $0.3 million (8%) from $4.0 million in the three months ended September 30, 2006. The decrease is principally due to a decrease in TennCare enrollees.

Our MA-SNP medical premiums revenues were $2.1 million for the three months ended September 30, 2007. Because our MA-SNP started effective January 1, 2007, there were no MA-SNP medical premiums for the three months ended September 30, 2006.

Our MA-SNP per member per month ("PMPM") premium rate for the three months ended September 30, 2007, was $1,161 for the three months ended September 30, 2007.

Total expenses increased $2.3 million (61%) to $6.1 million for the quarter ended September 30, 2007, compared to $3.8 million for the quarter ended September 30, 2006, principally due to medical expenses related to our MA-SNP, which was launched in January 2007.

Medical expenses for our MA-SNP were $1.9 million for the three months ended September 30, 2007. There were no medical expenses for our MA-SNP for the comparable quarter a year earlier, because it had not yet started. The percentage of such medical expenses to medical premiums revenues for our MA-SNP -- the medical loss ratio ("MLR") -- was 89% for the three-month period ended September 30, 2007.

Marketing, general and administrative expenses increased $0.4 million (11%) to $4.2 million for the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. The increase was principally due to additional marketing costs related to our MA-SNP.

Depreciation and amortization expense was $0.04 million for the three months ended September 30, 2007, a slight increase from $0.03 million for the three months ended September 30, 2006.

Income tax expense was $0.02 million for the three months ended September 30, 2007, a decrease from $0.05 million for the three months ended September 30, 2006. The Company's effective tax rate for the three months ended September 30, 2007 is 22% and differs from the statutory rate of 34%. This difference is primarily the result of the utilization of net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had (i) cash and cash equivalents and short-term marketable securities of $15.2 million, compared to $14.2 million at June 30, 2007; (ii) working capital of $14.5 million, compared to working capital of $13.1 million at June 30, 2007; and (iii) a current assets-to-current liabilities ratio of 3.72 to-1, compared to 3.13-to-1 at June 30, 2007. Net cash provided by operating activities of $1.1 million was principally due to the receipt of $1.3 million related to restricted assets returned to us from an escrow account funded in August 2005. See Note 7 to our Unaudited Condensed Consolidated Financial Statements, in Item 1 above for additional information.

Cash flow was $0.9 million for the three months ended September 30, 2007, compared to $(0.2) million for the comparable period a year earlier. The increase was principally due to the receipt of $1.3 million from related to restricted assets as discussed above.

Accounts receivable from the state of Tennesee decreased by $0.03 million at September 30, 2007 compared to June 30, 2007, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment increased by $0.07 million at September 30, 2007 compared to June 30, 2006, due to recording depreciation of $0.03 million offset by equipment purchases of $0.1 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at September 30, 2007. UAHC-TN had excess statutory net worth of approximately $6.4 million at September 30, 2007.

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC Health Plan of Tennessee, Inc.("UAHC-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees and were not at risk for medical costs. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, through several contractual amendments effective through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

UAHC-TN received notice from TennCare that it earned additional revenue of $0.2 million, $0.2 million, and $0.5 million, respectively, for its performance under the modified risk arrangement for the first, second and fourth quarters of fiscal 2006. Such additional revenue has been recorded UAHC-TN expects to similarly earn additional MRA revenue for the third quarter of fiscal 2006 and additional MRA revenues for fiscal 2007. The Company will record such and any other additional MRA earnings only upon receipt of final notification thereof from TennCare. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

The Company and TennCare are parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. One, in the original amount of $2,300,000, is security for repayment to TennCare of any overpayments to UAHC-TN that may be determined by a pending audit of all UAHC-TN process claims since 2002. The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. TennCare and the Company reached agreement in August 2007 to amend both escrow agreements. Under both amendments the escrow accounts will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. In addition, under one of the amendments, the Company received $1,289,851 plus accumulated interest earnings from the larger escrow account, leaving $1,010,149 in that account in recognition of the potential level of claims' inaccuracy found on preliminary review by the Tennessee Department of Commerce and Insurance. The escrow accounts bear interest at a rate no lower than the prevailing commercial interest rate for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow accounts will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2007, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2007. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As we previously reported in our most recent Annual Report on Form 10-K, in the consolidated two cases collectively called "In re United American Healthcare Corporation Securities Litigation," Master File No. 2:2005cv72112(LPZ/RSW), the United States District Court for the Eastern District of Michigan dismissed the consolidated complaint against the Company and all other defendants with prejudice on January 30, 2007. On March 1, 2007, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit, and both sides have completed the filings of their appellate briefs.

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: October 30, 2007                 By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President & Chief
                                            Executive Officer


Dated: October 30, 2007                 By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Executive Vice President, Chief
                                            Financial Officer & Treasurer