Form 10-Q
period 2007-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2008-02-07
CIK 867963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

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

                                      None
         (Former name, former address and former fiscal year, if changed since last report)

       Registrant's telephone number, including area code: (313) 393-4571

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer   [ ] Accelerated filer   [X] Non-accelerated filer
[ ] Smaller reporting company

                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF FEBRUARY 1, 2008 IS 8,690,666

================================================================================

As filed with the Securities and Exchange Commission on February 7, 2008

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets - December 31, 2007
              and June 30, 2007..........................................     2

           Condensed Consolidated Statements of Operations - Three months
              and six months ended December 31, 2007 and 2006............     3

           Condensed Consolidated Statements of Cash Flows - Six months
              ended December 31, 2007 and 2006...........................     4

           Notes to the Unaudited Condensed Consolidated Financial
              Statements.................................................     5

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    12

   Item 3. Quantitative and Qualitative Disclosures
              about Market Risk..........................................    18

   Item 4. Controls and Procedures.......................................    18

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.............................................    19

   Item 6. Exhibits......................................................    19

SIGNATURES...............................................................    20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            DECEMBER 31,   JUNE 30,
                                                                                2007         2007
                                                                            ------------   --------
                                                                             (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                                   $10,174      $ 8,932
   Marketable securities                                                         6,666        5,296
   Accounts receivable - State of Tennessee, net                                 1,705        1,455
   Interest receivable                                                             532          578
   Other receivables                                                               235          455
   Prepaid expenses and other                                                      323          511
   Deferred income taxes                                                         1,878        1,950
                                                                               -------      -------
      Total current assets                                                      21,513       19,177
Property and equipment, net                                                        451          357
Goodwill                                                                         3,452        3,452
Marketable securities                                                            7,573        7,475
Restricted assets                                                                  421        2,721
Other assets                                                                       586          586
                                                                               -------      -------
      Total assets                                                             $33,996      $33,768
                                                                               =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                                      $ 2,769      $   576
   Accounts payable and accrued expenses                                           885        3,142
   Accrued compensation and related benefits                                       626          896
   Accrued rent                                                                    112          135
   Unearned revenue                                                                 --          279
   Other current liabilities                                                     1,015        1,099
                                                                               -------      -------
      Total current liabilities                                                  5,407        6,127
Commitments and contingencies
                                                                               -------      -------
Total liabilities                                                                5,407        6,127
   Shareholders' equity
      Preferred stock, 5,000,000 shares authorized; none issued                     --           --
      Common stock, no par, 15,000,000 shares authorized; 8,690,666 and
         8,588,211 issued and outstanding at December 31, 2007 and June
         30, 2007, respectively                                                 18,450       18,327
   Paid in capital - stock options                                               1,010          607
   Warrants                                                                        444          444
   Retained earnings                                                             8,632        8,303
   Accumulated other comprehensive income (loss), net of deferred federal
      income taxes                                                                  53          (40)
                                                                               -------      -------
      Total shareholders' equity                                                28,589       27,641
                                                                               =======      =======
         Total liabilities and shareholders' equity                            $33,996      $33,768
                                                                               =======      =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  DECEMBER 31,        DECEMBER 31,
                                               ------------------   ----------------
                                                  2007     2006       2007     2006
                                                 ------   ------    -------   ------
REVENUES
   Fixed administrative fees                     $3,677   $3,949    $ 7,383   $7,962
   Variable administrative fees                     280       --        280       --
   Medical premiums                               2,707       --      4,789       --
   Interest and other income                        384      274        784      435
                                                 ------   ------    -------   ------
         Total revenues                           7,048    4,223     13,236    8,397
EXPENSES
   Medical expenses                               2,551       --      4,415       --
   Marketing, general and administrative          4,089    3,950      8,280    7,709
   Depreciation and amortization                     51       27         91       59
                                                 ------   ------    -------   ------
         Total expenses                           6,691    3,977     12,786    7,768
                                                 ------   ------    -------   ------
Earnings from operations before income taxes        357      246        450      629
   Income tax expense                               101       18        121       69
                                                 ------   ------    -------   ------
      NET EARNINGS                               $  256   $  228    $   329   $  560
                                                 ======   ======    =======   ======
NET EARNINGS PER COMMON SHARE - BASIC
   Net earnings per common share                 $ 0.03   $ 0.03    $  0.04   $ 0.07
                                                 ======   ======    =======   ======
   Weighted average shares outstanding            8,612    7,728      8,636    7,629
                                                 ======   ======    =======   ======
NET EARNINGS PER COMMON SHARE - DILUTED
   Net earnings per common share                 $ 0.03   $ 0.03    $  0.04   $ 0.07
                                                 ======   ======    =======   ======
   Weighted average shares outstanding            8,778    8,172      8,797    7,970
                                                 ======   ======    =======   ======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                                 2007     2006
                                                               -------   ------
OPERATING ACTIVITIES
    Net earnings                                               $   329   $  560
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
       Depreciation and amortization                                91       59
       Stock compensation                                          403      113
       Deferred income taxes                                        72       36
       Change in restricted assets                               2,300       --
    Net changes in other operating assets and liabilities         (516)    (680)
                                                               -------   ------
          Net cash provided by operating activities              2,679       88
INVESTING ACTIVITIES
    Proceeds from maturity of marketable securities              3,482       --
    Purchase of marketable securities                           (4,857)    (423)
    Purchase of property and equipment                            (185)    (135)
    Proceeds from sale of property and equipment                    --        6
                                                               -------   ------
          Net cash used in investing activities                 (1,560)    (552)
FINANCING ACTIVITIES
    Net proceeds from sale of common stock                          --    5,816
    Proceeds from exercise of stock options                        123       21
    Proceeds from the issuance of warrants                          --      262
                                                               -------   ------
          Net cash provided by financing activities                123    6,099
                                                               -------   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,242    5,635
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 8,932    4,316
                                                               -------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $10,174   $9,951
                                                               =======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid                                          $    20   $   --
    Transaction fee paid with warrants                              --      184
    Unrealized gain on investments                                  93      100
                                                               =======   ======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the six-month period ended December 31, 2007 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

Reclassifications

Certain amounts from the December 31, 2006 financial statements have been reclassified to conform to presentation adopted in the December 31, 2007 financial statements.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                       Three months ended   Six months ended
                                          December 31,        December 31,
                                       ------------------   ----------------
                                         2007       2006      2007     2006
                                       --------   -------   -------   ------
Net earnings                             $256       $228      $329     $560
Unrealized holding gains (loss), net
   of deferred federal income taxes        27         12        93      100
                                         ----       ----      ----     ----
Comprehensive income                     $283       $240      $422     $660
                                         ----       ----      ----     ----

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2007 AND 2006

The components of accumulated other comprehensive income, included in shareholders' equity at December 31, 2007 and June 30, 2007, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 - NET EARNINGS PER COMMON SHARE

Basic net earnings per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options and warrants.

NOTE 4 - EFFECTIVE TAX RATE

The Company's effective tax rate for the six months ended December 31, 2007 is 27% and differs from the statutory rate of 34%. This difference is primarily the result of a change in the valuation allowance.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective July 1, 2007. There was no adjustment required to retained earnings as the Company was not aware of any material tax position taken or expected to be taken in a tax return in which the tax law is subject to varied interpretations.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2007 AND 2006

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

Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN, through several contractual amendments effective through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). UAHC-TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the modified risk arrangement for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.3 million was recorded in the second fiscal quarter of 2008. UAHC-TN expects to similarly earn additional revenues for fiscal 2007. The Company would record such earnings only upon receipt of final notification thereof from TennCare. Effective July 1,2007, the evaluation period for the MRA was changed from quarterly to annually,and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

The amended contractual risk agreement expires March 31, 2008. Revenue under this agreement represented 56% and 52% of total revenue for the six and three months ended December 31, 2007, respectively. TennCare has issued a Request For Proposals ("RFP") as described in Note 10. In the event that UAHC-TN is not successful in the RFP process, management believes that the Company's liquidity and operations would be materially adversely affected.

NOTE 6 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.4 million and $0.1 million for the six months ended December 31, 2007 and 2006, respectively.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2007 AND 2006

NOTE 7 - RESTRICTED ASSETS

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare") have been parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

The larger escrow account, in the original amount of $2,300,000 has expired, and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by an audit of all UAHC-TN process claims since 2002. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from that account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the review by the Tennessee Department of Commerce and Insurance.

The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow account will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. The escrow account bears interest at a rate no lower than the prevailing commercial interest rate for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow account will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2007 AND 2006

NOTE 8 - PRIVATE PLACEMENT

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The uses of the net proceeds from the private placement have been and are principally for start-up costs associated with the Company's Tennessee subsidiary's Medicare Advantage contract with the Centers for Medicare & Medicaid Services and also for working capital and general corporate purposes.

NOTE 9 - MEDICARE CONTRACT

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2008, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of January 20, 2008 there were approximately 815 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan.

NOTE 10- SUBSEQUENT EVENTS

On January 7, 2008, TennCare issued a Request for Proposal ("RFP") for managed care services to be provided in the West Grand Region of Tennessee. The RFP indicates TennCare's intent to secure two contracts for the provision of managed care services in that region beginning November 1, 2008. The Company's subsidiary, UAHC-TN, has notified TennCare that UAHC-TN intends to submit a joint proposal in response to this RFP to serve the West Grand Region. As the Company derives the majority of its revenues from UAHC-TN's present TennCare contract in that region, if UAHC-TN would not receive one of the two new contracts, that would materially adversely affect the Company's liquidity and operations.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2007 AND 2006

NOTE 11 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the six-month periods ended December 31, 2007 and 2006, is as follows (in thousands):

                                     MANAGEMENT          HMO &         CORPORATE &   CONSOLIDATED
                                   COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
                                   -------------   ----------------   ------------   ------------
        SIX MONTHS ENDED
        DECEMBER 31, 2007
Revenues - external customers         $    --          $12,452          $     --        $12,452
Revenues - intersegment                 7,012               --            (7,012)            --
Interest and other income                 261              523                --            784
                                      -------          -------          --------        -------
Total revenues                        $ 7,273          $12,975          $ (7,012)       $13,236
                                      =======          =======          =========       =======
Interest expense                      $    --          $    --          $     --        $    --
Earnings (loss) from operations          (524)             853                --            329
Segment assets                         65,449           20,840           (52,293)        33,996
Purchase of equipment                     185               --                --            185
Depreciation and amortization              91               --                --             91
                                      -------          -------          --------        -------
      SIX MONTHS ENDED
      DECEMBER 31, 2006
Revenues - external customers         $    --          $ 7,962          $    --         $ 7,962
Revenues - intersegment                 6,979               --           (6,979)             --
Interest and other income                 158              277                --            435
                                      -------          -------          --------        -------
Total revenues                        $ 7,137          $ 8,239          $ (6,979)       $ 8,397
                                      =======          =======          =========       =======
Interest expense                      $    --          $    --          $     --        $    --
Earnings (loss) from operations           (94)             654                --            560
Segment assets                         66,039           16,869           (51,012)        31,896
Purchase of equipment                     135               --                --            135
Depreciation and amortization              59               --                --             59
                                      -------          -------          --------        -------

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           DECEMBER 31, 2007 AND 2006

NOTE 12 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within that hierarchy. While FASB 157 does not add any new fair value measurements, it does change what had been current practice. Such changes include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FASB 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD-LOOKING STATEMENTS

     You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the cautionary statement regarding forward-looking statements" in the first paragraph of Item 1A of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

                                    OVERVIEW

This Financial Review discusses the Company's results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this quarterly report.

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee, Bureau of TennCare ("TennCare"), to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. Through successive contractual amendments, UAHC-TN's TennCare contract has been extended many times, most recently through March 31, 2008. As of December 31, 2007, there were approximately 105,189 TennCare enrollees in UAHC-TN.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2008, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of January 20, 2008 there were approximately 815 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan ("our MA-SNP").

            FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2006

Total revenues increased $2.8 million (67%) to $7.0 million for the three months ended December 31, 2007, compared to $4.2 million for the three months ended December 31, 2006. The increase was principally due to an increase in our MA-SNP revenues and variable administrative fees offset by a decrease in TennCare revenues primarily due to a decrease in TennCare enrollees.

Fixed administrative fees related to TennCare's below-described ASO program were $3.7 million for the three months ended December 31, 2007, a decrease of $0.3 million (7%) from $4.0 million in the three months ended December 31, 2006. The decrease is principally due to a decrease in TennCare enrollees.

Variable administrative fees resulting from Modified Risk Arrangement ("MRA") were $0.3 million for the three months ended December 31, 2007. There were no variable administrative fees for the three months ended December 31, 2006. Under the MRA, UAHC-TN is at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). The $0.3 million Modified Risk Arrangement revenue recorded in fiscal 2008 relates to the third quarter of fiscal 2006. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

Our MA-SNP medical premiums revenues were $2.7 million for the three months ended December 31, 2007. Because our MA-SNP started effective January 1, 2007, there were no MA-SNP medical premiums for the three months ended December 31, 2006.

Our MA-SNP per member per month ("PMPM") premium rate for the three months ended December 31, 2007, was $1,142.

Total expenses increased $2.7 million (68%) to $6.7 million for the three months ended December 31, 2007, compared to $4.0 million for the three months ended December 31, 2006, principally due to medical expenses related to our MA-SNP, which was launched in January 2007.

Medical expenses for our MA-SNP were $2.6 million for the three months ended December 31, 2007. There were no medical expenses for our MA-SNP for the comparable quarter a year earlier, because it had not yet started. The percentage of such medical expenses to medical premiums revenues for our MA-SNP -- the medical loss ratio ("MLR") -- was 84.6% at December 31, 2007.

Marketing, general and administrative expenses increased $0.1 million (4%) to $4.1 million for the three months ended December 31, 2007 from $4.0 million for the three months ended December 31, 2006. The increase was principally due to additional marketing costs related to our MA-SNP offset by $0.4 million received from TennCare during the second fiscal quarter ended December 31, 2007 as reimbursement for certain services performed under our contract.

Depreciation and amortization expense was $0.05 million for the three months ended December 31, 2007, a $0.02 increase from $0.03 million for the three months ended December 31, 2006.

Income tax expense was $0.1 million for the three months ended December 31, 2007, an increase of $0.08 million from $0.02 million for the three months ended December 31, 2006. The Company's effective tax rate for the three months ended December 31, 2007 is 28%. The increase in tax expense was primarily related to the change in the valuation allowance.

Earnings before income taxes were $0.4 million and $0.2 million for the second fiscal quarters ended December 31, 2007 and 2006, respectively. Net earnings were $0.3 million, or $0.03 per basic share, for the quarter ended December 31, 2007, compared to net earnings of $0.2 million, or $0.03 per basic share, for the quarter ended December 31, 2006.

             FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 2006

Total revenues increased $4.8 million (58%) to $13.2 million for the six months ended December 31, 2007, compared to $8.4 million for the six months ended December 31, 2006. The increase was principally due to an increase in our MA-SNP revenues and variable administrative fees offset by the decrease in TennCare revenues.

Fixed administrative fees related to TennCare's below-described ASO program were $7.4 million for the six months ended December 31, 2007, a decrease of $0.6 million (7%) from $8.0 million in the six months ended December 31, 2006. The decrease is principally due to a decrease in TennCare enrollees.

Variable administrative fees resulting from MRA revenue were $0.3 million for the six months ended December 31, 2007. There were no variable administrative fees for the six months ended December 31, 2006. The $0.3 million MRA revenue received in fiscal 2008 relates to the third quarter of fiscal 2006.

Our MA-SNP medical premiums revenues were $4.8 million for the six months ended December 31, 2007. Because our MA-SNP started effective January 1, 2007, there were no MA-SNP medical premium revenues for the six months ended December 31, 2006.

Our MA-SNP per member per month ("PMPM") premium rate for the six months ended December 31, 2007 was $1,175.

Total expenses increased $5.0 million (65%) to $12.8 million for the six months ended December 31, 2007, compared to $7.8 million for the six months ended December 31, 2006, principally due to medical expenses related to our MA-SNP, which was launched January 1, 2007, offset by $0.4 million received from TennCare during the second fiscal quarter ended December 31, 2007 as reimbursement for certain services performed under our contract.

Medical expenses for our MA-SNP were $4.4 million for the six months ended December 31, 2007. There were no medical expenses for our MA-SNP for the comparable period a year earlier, because it had not yet started. The percentage of such medical expenses to medical premiums revenues for our MA-SNP -- the medical loss ratio ("MLR") -- was 84.6% at December 31, 2007.

Marketing, general and administrative expenses increased $0.6 million (7%) to $8.3 million for the six months ended December 31, 2007 from $7.7 million for the six months ended December 31, 2006. The increase was principally due to additional marketing costs related to our MA-SNP.

Depreciation and amortization expense was $0.09 million for the six months ended December 31, 2007, a slight increase from $0.06 million for the six months ended December 31, 2006.

Income tax expense was $0.1 million for the six months ended December 31, 2007, a increase from $0.07 million for the six months ended December 31, 2006. The Company's effective tax rate for the six months ended December 31, 2007 is 27% and differs from the statutory rate of 34%. This difference is primarily the result of the change in the valuation allowance.

Earnings before income taxes were $0.5 million and $0.6 million for the six months ended December 31, 2007 and 2006, respectively. Net earnings were $0.3 million, or $0.04 per basic share, for the six months ended December 31, 2007, compared to net earnings of $0.6 million, or $0.07 per basic share, for the six months ended December 31, 2006. Such decrease in earnings of $0.2 million, or $0.03 per basic share, is principally due to a decrease in TennCare enrollees and increased marketing costs relating to our MA-SNP offset by the increase in our MA-SNP revenues.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had (i) cash and cash equivalents and short-term marketable securities of $16.8 million, compared to $14.2 million at June 30, 2007; (ii) working capital of $16.1 million, compared to working capital of $13.1 million at June 30, 2007; and (iii) a current assets-to-current liabilities ratio of 3.98-to-1, compared to 3.13-to-1 at June 30, 2007.

Net cash provided by operating activities of $2.7 million in the six months ended December 31, 2007 was principally due to the receipt of $1.3 million related to restricted assets returned to us from an escrow account funded in August 2005 as well as receipt of $0.4 million from TennCare during the second fiscal quarter ended December 31, 2007 as reimbursement for certain services performed under our contract. See Note 7 to our

Unaudited Condensed Consolidated Financial Statements in Item 1 above for additional information regarding the restricted assets.

Cash flow was $1.2 million for the six months ended December 31, 2007, compared to $5.6 million for the comparable period a year earlier. The decrease was principally due to the net proceeds received from the private placement of common stock during fiscal year 2007. There were no private placement transactions during fiscal year 2008.

Accounts receivable from the State of Tennessee increased by $0.3 million at December 31, 2007 compared to June 30, 2007, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment increased by $0.1 million at December 31, 2007 compared to June 30, 2007, due to recording depreciation of $0.1 million offset by equipment purchases of $0.2 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at December 31, 2007. UAHC-TN had excess statutory net worth of approximately $7.4 million at December 31, 2007.

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC -TN. During that period, MCOs were generally compensated for administrative services only (commonly called "ASO"), earned fixed administrative fees and were not at risk for medical costs. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through several contractual amendments effective through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). UAHC-TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the modified risk arrangement for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.3 million was recorded in the second fiscal quarter of 2008. UAHC-TN expects to similarly earn additional MRA revenue for fiscal 2007. The Company will record such and any other additional MRA earnings only upon receipt of final notification thereof from TennCare. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

The Company and the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare have been parties to two escrow agreements under which the Company funded, on August 5, 2005, two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recite that TennCare does not at that time assert there has been any breach of UAHC-TN's TennCare contract and that the Company has funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

The larger escrow account, in the original amount of $2,300,000 has expired and, was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by an audit of all UAHC-TN process claims since 2002. In August 2007,the Company received $1,289,851 plus accumulated interest earnings back from that account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the audit by the Tennessee Department of Commerce and Insurance.

The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow account will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. The escrow account bear interest at a rate no lower than the prevailing commercial interest rate for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow account will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreements.

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The uses of the net proceeds from the private placement have been and are principally for start-up costs associated with the Company's Tennessee subsidiary's Medicare Advantage contract with the Centers for Medicare & Medicaid Services, which became effective January 1, 2007, and also for working capital and general corporate purposes.

On January 7, 2008, TennCare issued a Request for Proposal ("RFP") for managed care services to be provided in the West Grand Region of Tennessee. The RFP indicates TennCare's intent to secure two contracts for the provision of managed care services in that region beginning November 1, 2008. The Company's subsidiary, UAHC-TN, has notified TennCare that UAHC-TN intends to submit a joint proposal with Molina Healthcare, Inc. in response to this RFP to serve the West Grand Region. As the Company derives the majority of its revenues from UAHC-TN's present TennCare contract in that region, if UAHC-TN would not receive one of the two new contracts, that would materially adversely affect the Company's liquidity and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2007, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2007. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As we previously reported in our most recent Annual Report on Form 10-K and our most recent Quarterly Report on Form 10-Q, in the consolidated cases called "In re United American Healthcare Corporation Securities Litigation," Master File No. 2:2005cv72112(LPZ/RSW), the United States District Court for the Eastern District of Michigan dismissed the consolidated complaint against the Company and all other defendants with prejudice on January 30, 2007. On March 1, 2007, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit, and both sides have completed the filings of their appellate briefs.

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: February 7, 2008                 By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President & Chief
                                            Executive Officer


Dated: February 7, 2008                 By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Executive Vice President, Chief
                                            Financial Officer & Treasurer