Form 10-Q
period 2008-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2008-05-13
CIK 867963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                        Commission File Number: 01-11638

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

   ______________________________None_________________________________________

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]
                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF MAY 12, 2008 IS 8,734,214

================================================================================

As filed with the Securities and Exchange Commission on May 13, 2008

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets - March 31, 2008 and
              June 30, 2007..............................................     2
           Condensed Consolidated Statements of Operations - Three months
              and nine months ended March 31, 2008 and 2007..............     3
           Condensed Consolidated Statements of Cash Flows - Nine months
              ended March 31, 2008 and 2007..............................     4
           Notes to the Unaudited Condensed Consolidated Financial
              Statements.................................................     5

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    12

   Item 3. Quantitative and Qualitative Disclosures about Market Risk....    19

   Item 4. Controls and Procedures.......................................    19

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.............................................    20

   Item 6. Exhibits......................................................    20

SIGNATURES...............................................................    21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             MARCH 31,    JUNE 30,
                                                                                2008        2007
                                                                            -----------   --------
                                                                            (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                                  $10,399     $ 8,932
   Marketable securities                                                        8,774       5,296
   Accounts receivable - State of Tennessee, net                                1,129       1,455
   Interest receivable                                                            439         578
   Other receivables                                                              292         455
   Prepaid expenses and other                                                     251         511
   Deferred income taxes                                                          460       1,950
                                                                              -------     -------
      Total current assets                                                     21,744      19,177
Property and equipment, net                                                       519         357
Goodwill                                                                           --       3,452
Marketable securities                                                           7,628       7,475
Restricted assets                                                                 421       2,721
Other assets                                                                      586         586
                                                                              -------     -------
      Total assets                                                            $30,898     $33,768
                                                                              =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                                     $ 3,102     $   576
   Accounts payable and accrued expenses                                          938       3,142
   Accrued compensation and related benefits                                      584         896
   Accrued rent                                                                   101         135
   Unearned revenue                                                                --         279
   Other current liabilities                                                    1,175       1,099
                                                                              -------     -------
      Total current liabilities                                                 5,900       6,127
Commitments and contingencies
Total liabilities                                                               5,900       6,127
                                                                              -------     -------
   Shareholders' equity
      Preferred stock, 5,000,000 shares authorized; none issued                    --          --
      Common stock, no par, 15,000,000 shares authorized; 8,734,214 and
         8,588,211 issued and outstanding at March 31, 2008 and June 30,
         2007, respectively                                                    18,558      18,327
   Paid in capital - stock options                                              1,074         607
   Warrants                                                                       444         444
   Retained earnings                                                            4,862       8,303
   Accumulated other comprehensive income (loss), net of deferred federal
      income taxes                                                                 60         (40)
                                                                              -------     -------
      Total shareholders' equity                                               24,998      27,641
                                                                              =======     =======
         Total liabilities and shareholders' equity                           $30,898     $33,768
                                                                              =======     =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           MARCH 31,           MARCH 31,
                                                      ------------------   -----------------
                                                        2008      2007       2008      2007
                                                      -------   --------   -------   -------
REVENUES
   Fixed administrative fees                          $ 3,612    $3,833    $10,995   $11,795
   Variable administrative fees                         1,438        --      1,718        --
   Medical premiums                                     2,900       372      7,689       372
   Interest and other income                              325       345      1,109       780
                                                      -------    ------    -------   -------
         Total revenues                                 8,275     4,550     21,511    12,947
EXPENSES
   Medical expenses                                     2,538       325      6,953       325
   Marketing, general and administrative                4,483     4,228     12,763    11,937
   Goodwill impairment                                  3,452        --      3,452        --
   Depreciation and amortization                           58        27        149        86
                                                      -------    ------    -------   -------
         Total expenses                                10,531     4,580     23,317    12,348
                                                      -------    ------    -------   -------
Earnings (loss) from operations before income taxes    (2,256)      (30)    (1,806)      599
   Income tax expense                                   1,514         9      1,635        78
                                                      -------    ------    -------   -------
      NET EARNINGS (LOSS)                             $(3,770)   $  (39)   $(3,441)  $   521
                                                      =======    ======    =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
   Net earnings (loss) per common share               $ (0.43)   $(0.00)   $ (0.40)  $  0.07
                                                      =======    ======    =======   =======
   Weighted average shares outstanding                  8,706     8,579      8,643     7,941
                                                      =======    ======    =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
   Net earnings (loss) per common share               $ (0.43)   $(0.00)   $ (0.40)  $  0.06
                                                      =======    ======    =======   =======
   Weighted average shares outstanding                  8,706     8,579      8,643     8,284
                                                      =======    ======    =======   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                             2008       2007
                                                           --------   -------
OPERATING ACTIVITIES
   Net earnings (loss)                                     $ (3,441)  $   521
   Adjustments to reconcile net (loss) earnings to
      net cash provided by operating activities:
      Depreciation and amortization                             149        86
      Goodwill impairment                                     3,452        --
      Stock compensation                                        467       170
      Deferred income taxes                                   1,490        36
      Stock awards                                              108       108
   Net changes in other operating assets and liabilities      2,961      (368)
                                                           --------   -------
         Net cash provided by operating activities            5,186       553
INVESTING ACTIVITIES
   Proceeds from maturity of marketable securities           12,509        --
   Purchase of marketable securities                        (16,040)   (4,439)
   Purchase of property and equipment                          (311)     (278)
   Proceeds from sale of property and equipment                  --         6
                                                           --------   -------
         Net cash used in investing activities               (3,842)   (4,711)
FINANCING ACTIVITIES
   Net proceeds from sale of common stock                        --     5,721
   Proceeds from exercise of stock options                      123       124
   Proceeds from the issuance of warrants                        --       260
                                                           --------   -------
         Net cash provided by financing activities              123     6,105
                                                           --------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     1,467     1,947
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              8,932     4,316
                                                           --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 10,399   $ 6,263
                                                           ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                       $     --   $    --
   Transaction fee paid with warrants                            --       184
   Unrealized gain on investments                               100       130

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the nine-month period ended March 31, 2008 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, are summarized as follows (in thousands):

                                            Three months ended   Nine months ended
                                                 March 31,           March 31,
                                            ------------------   -----------------
                                              2008      2007       2008      2007
                                            -------   --------   -------   -------
Net earnings (loss)                         $(3,770)    $(39)    $(3,441)   $521
Unrealized holding gains, net of deferred
   federal income taxes                           7       30         100     130
                                            -------     ----     -------    ----
Comprehensive income (loss)                 $(3,763)    $ (9)     $(3,341)   $651
                                            =======     ====     =======    ====

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2008 AND 2007

The components of accumulated other comprehensive income, included in shareholders' equity at March 31, 2008 and June 30, 2007, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 - NET EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per share excluding dilution have been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed using the treasury stock method for outstanding stock options and warrants. For the three and nine months ended March 31, 2008, and the three months ended March 31, 2007, the Company incurred a net loss. Accordingly, the anti-dilutive impact of the effect of stock options and warrants is not shown.

NOTE 4 - INCOME TAXES

Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" requires that companies assess whether valuation allowances against their deferred tax assets are adequate based on the consideration of all available evidence. The Company's valuation allowance has been increased given that it's subsidiary, UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), will cease providing managed care services in the TennCare West Grand Region of Tennessee when its present TennCare contract expires as further discussed in
Note 11. In the third quarter of fiscal 2008, the Company recorded deferred tax expense of $1.5 million.

The Company's effective tax rate for the nine months ended March 31, 2008 is
(91)% and differs from the statutory rate of 34%. This difference is primarily the result of a change in the valuation allowance as discussed above and an impairment charge against goodwill, which is not deductible for tax purposes.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2008 AND 2007

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC-TN. During that period, MCOs were generally compensated for administrative services only (commonly called ASO), earned fixed administrative fees and were not at risk for medical costs. TennCare extended the ASO reimbursement system applicable to UAHC-TN, through several contractual amendments effective through June 30, 2005.

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). UAHC-TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the MRA for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.8 million was recorded in fiscal 2007, and of which $0.3 million was recorded in the second quarter of fiscal 2008. UAHC-TN also earned and received additional revenue of $1.4 million for fiscal 2007, representing a 9% bonus revenue payout, and the Company has recorded such additional MRA earnings in the third quarter of fiscal 2008, when UAHC-TN was notified by TennCare of the amount. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

UAHC-TN's TennCare members are expected to transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date (which it expects will be extended to June 30, 2009 from the current June 30, 2008 expiration date). Revenue under this contract represented 59% and 61% of total revenues for the nine and three months ended March 31, 2008, respectively. As discussed in Note 11, UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2008 AND 2007

NOTE 6 - GOODWILL

Goodwill resulting from business acquisitions has been carried at cost. Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. Management evaluates the carrying value of goodwill quarterly. Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount has been impaired in accordance with SFAS No. 142 as a result of UAHC-TN's ceasing to provide managed care services in the TennCare West Grand Region of Tennessee when its present TennCare contract will expire, as further discussed in Note 11. Accordingly, goodwill impairment was recorded for $3.5 million.

NOTE 7 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.5 million and $0.2 million for the nine months ended March 31, 2008 and 2007, respectively.

NOTE 8 - RESTRICTED ASSETS

Under two escrow agreements between the Company and TennCare on August 5, 2005 the Company funded two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recited that TennCare did not assert there had been any breach of UAHC-TN's TennCare contract and that the Company funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

The larger escrow account, which has expired was in the original amount of $2,300,000 and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by an audit of all UAHC-TN process claims since 2002. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from that account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the review by the Tennessee Department of Commerce and Insurance.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2008 AND 2007

The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow account will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. The escrow account bears interest at a rate no lower than the prevailing commercial interest rate for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow account will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreement.

NOTE 9 - PRIVATE PLACEMENT

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.5 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The uses of the net proceeds from the private placement have been and are principally for start-up costs associated with the Company's Tennessee subsidiary's Medicare Advantage contract with the Centers for Medicare & Medicaid Services and also for working capital and general corporate purposes.

NOTE 10 - MEDICARE CONTRACT

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2008, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of May 1, 2008, there were approximately 859 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2008 AND 2007

NOTE 11-SUBSEQUENT EVENT

On April 22, 2008, the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare"), disclosed its decision to award new TennCare contracts to two named organizations, not including the Company's subsidiary, UAHC-TN, as the culmination of TennCare's selection process pursuant to its Request for Proposals for managed care services to be provided in the West Grand Region of Tennessee. Consequently, UAHC-TN's TennCare members are expected to transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date (which it expects will be extended to June 30, 2009). Management believes that the discontinuance of the TennCare contract will have material impact on the Company's operations.

NOTE 12 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine-month periods ended March 31, 2008 and 2007, is as follows (in thousands):

                                     MANAGEMENT          HMO &         CORPORATE &   CONSOLIDATED
                                   COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
                                   -------------   ----------------   ------------   ------------
NINE MONTHS ENDED MARCH 31, 2008
Revenues - external customers         $    --           $20,402         $     --       $20,402
Revenues - intersegment                12,315                --          (12,315)           --
Interest and other income                 350               759               --         1,109
                                      -------           -------         --------       -------
Total revenues                        $12,665           $21,161         $(12,315)      $21,511
                                      =======           =======         ========       =======
Interest expense                      $    --           $    --         $     --       $    --
Earnings (loss)  from operations       (4,388)              947               --        (3,441)
Cash                                    4,495             5,904               --        10,399
Marketable securities - current         3,915             4,859               --         8,774
Segment assets                         64,125            21,061          (54,288)       30,898
Purchase of equipment                     311                --               --           311
Depreciation and amortization             149                --               --           149
                                      -------           -------         --------       -------
NINE MONTHS ENDED MARCH 31, 2007
Revenues - external customers         $    --           $12,167         $     --       $12,167
Revenues - intersegment                10,374                --          (10,374)           --
Interest and other income                 309               471               --           780
                                      -------           -------         --------       -------
Total revenues                        $10,683           $12,638         $(10,374)      $12,947
                                      =======           =======         ========       =======
Interest expense                      $    --           $    --         $     --       $    --
Earnings (loss)  from operations         (521)            1,042               --           521
Cash                                    3,554             2,709               --         6,263
Marketable securites - current          4,011             3,030               --         7,041
Segment assets                         66,205            17,850          (51,615)       32,440
Purchase of equipment                     278                --               --           278
Depreciation and amortization              86                --               --            86

----------
(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                             MARCH 31, 2008 AND 2007

NOTE 13 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FASB 157). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within that hierarchy. While FASB 157 does not add any new fair value measurements, it does change what had been current practice. Such changes include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FASB 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FASB 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of FASB 157. The Company is continuing to evaluate the impact of this statement.

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

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee, Bureau of TennCare ("TennCare"), to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. As of March 31, 2008, there were approximately 100,185 TennCare enrollees in UAHC-TN.

On April 22, 2008 we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. (See Note 11 to our Unaudited Condensed Consolidated Financial Statements in
Item 1 above.) UAHC-TN's TennCare members are expected to transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date (which it expects will be extended to June 30, 2009 from the current June 30, 2008 expiration date). Revenue under this contract represented 59% and 61% of the Company's total revenues for the nine and three months ended March 31, 2008, respectively.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2008, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of May 1, 2008 there were approximately 859 enrollees in UAHC TN's Medicare Advantage Special Needs Plan ("our MA-SNP").

              FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2007

Total revenues increased $3.7 million (80%) to $8.3 million for the three months ended March 31, 2008, compared to $4.6 million for the three months ended March 31, 2007. The increase was principally due to an increase in our MA-SNP revenues and variable administrative fees offset by a decrease in TennCare revenues primarily due to a decrease in TennCare enrollees.

Fixed administrative fees related to TennCare's ASO program (as described under the heading "Liquidity and Capital Resources" below) were $3.6 million for the three months ended March 31, 2008, a decrease of $0.2 million (5%) from $3.8 million for the three months ended March 31, 2007. The decrease is principally due to a decrease in TennCare enrollees.

Variable administrative fees resulting from TennCare's Modified Risk Arrangement ("MRA") were $1.4 million for the three months ended March 31, 2008. There were no variable administrative fees for the three months ended March 31, 2007. Under the MRA, UAHC-TN is at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). The $1.4 million additional MRA revenue recorded in the third quarter of fiscal 2008 relates to fiscal year 2007. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

Our MA-SNP medical premiums revenues were $2.9 million for the three months ended March 31, 2008 compared to $0.4 million for the three months ended March 31, 2007. Because our MA-SNP started effective January 1, 2007, the increase of $2.5 million is attributable to the increase in MA-SNP enrollees.

Our MA-SNP per member per month ("PMPM") premium rate for the three months ended March 31, 2008 was $1,232.

Total expenses increased $5.9 million (128%) to $10.5 million for the three months ended March 31, 2008, compared to $4.6 million for the three months ended March 31, 2007, principally due to goodwill impairment charge of $3.5 million and medical expenses related to our MA-SNP, which was launched in January 2007.

Medical expenses for our MA-SNP were $2.5 million for the three months ended March 31, 2008 compared to $0.3 million for the three months ended March 31, 2007. As our MA-SNP was launched in January 2007, the increase in medical expenses is attributable to the growth in our MA-SNP activity. The percentage of such medical expenses to medical premiums revenues for our MA-SNP -- the medical loss ratio ("MLR") -- was 87.5% for the three months ended March 31, 2008.

Marketing, general and administrative expenses increased $0.3 million (6%) to $4.5 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007. The increase was principally due to marketing costs related to our MA-SNP.

Depreciation and amortization expense was $0.05 million for the three months ended March 31, 2008, a $0.02 increase from $0.03 million for the three months ended March 31, 2007.

A goodwill impairment charge was recorded in the three months ended March 31, 2008. Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount has been impaired in accordance with SFAS No. 142. Accordingly, goodwill impairment was recorded for $3.5 million as a result of the pending expiration of the TennCare contract as further discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above.

Income tax expense was $1.5 million for the three months ended March 31, 2008 compared to $0.01 million for the three months ended March 31, 2007. The Company's effective tax rate for the three months ended March 31, 2008 is (69)% and differs from the statutory rate of 34%. This difference was primarily related to the change in the valuation allowance and an impairment charge against goodwill, which is not deductible for tax purposes. As a result of the pending expiration of the TennCare contract as further discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above, the Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization.

Loss before income taxes was $2.3 million for the third fiscal quarter ended March 31, 2008 compared to loss before income taxes of $0.03 million for the quarter ended March 31, 2007.

Net loss was $3.8 million, or ($0.43) per basic share, for the quarter ended March 31, 2008, compared to net loss of $0.04 million, or $0.00 per basic share, for the quarter ended March 31, 2007. The decrease is principally due to the goodwill impairment charge of $3.5 million recorded in the third quarter of fiscal 2008 and deferred tax expense resulting from the pending expiration of the TennCare contract as further discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above. The decrease was offset by the increase in the variable administrative fees and Medicare premiums related to our MA SNP. Excluding the impact of the goodwill impairment charge and the increase of the deferred tax asset valuation allowance, net income would have been $1.2 million or $0.13 per basic share for the three months ended March 31,2008.

              FOR THE NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO

                        NINE MONTHS ENDED MARCH 31, 2007

Total revenues increased $8.5 million (66%) to $21.5 million for the nine months ended March 31, 2008, compared to $13.0 million for the nine months ended March 31, 2007. The increase was principally due to an increase in our MA-SNP revenues and variable administrative fees offset by the decrease in TennCare revenues.

Fixed administrative fees related to TennCare's ASO program were $11.0 million for the nine months ended March 31, 2007, a decrease of $0.8 million (7%) from $11.8 million in the nine months ended March 31, 2007. The decrease is principally due to a decrease in TennCare enrollees.

Variable administrative fees resulting from MRA revenue were $1.7 million for the nine months ended March 31, 2008. There were no variable administrative fees for the nine months ended March 31, 2007. The $1.7 million MRA revenue received in fiscal 2008 relates to the fiscal year 2007, but was recorded when received.

Our MA-SNP medical premiums revenues were $7.7 million for the nine months ended March 31, 2008 compared to $0.4 million for the nine months ended March 31, 2007. The increase in MA-SNP medical premiums revenues is attributable to the increase in MA-SNP enrollees.

Our MA-SNP per member per month ("PMPM") premium rate for the nine months ended March 31, 2008 was $1,196.

Total expenses increased $11.0 million (88%) to $23.3 million for the nine months ended March 31, 2008, compared to $12.3 million for the nine months ended March 31, 2007, principally due to the goodwill impairment charge of $3.5 million recorded in the third fiscal quarter of 2008 and medical expenses related to our MA-SNP, which was launched January 1, 2007, offset by $0.4 million received from TennCare during the second fiscal quarter ended December 31, 2007 as reimbursement for certain services performed under UAHC-TN's TennCare contract.

Medical expenses for our MA-SNP were $7.0 million for the nine months ended March 31, 2008 compared to $0.3 million for the nine months ended March 31, 2007. The $6.7 million increase is attributable to the growth of our MA-SNP. The percentage of such medical expenses to medical premiums revenues for our MA-SNP -- the medical loss ratio ("MLR") -- was 90.4% for the nine months ended March 31, 2008.

Marketing, general and administrative expenses increased $0.8 million (7%) to $12.8 million for the nine months ended March 31, 2008 from $12.0 million for the nine months ended March 31, 2007. The increase was principally due to additional marketing costs related to our MA-SNP.

A goodwill impairment charge was recorded in the nine months ended March 31, 2008. Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount has been impaired in accordance with SFAS No. 142. Accordingly, goodwill impairment was recorded for $3.5 million as a result of the pending expiration of the TennCare contract as further discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above.

Depreciation and amortization expense remained relatively unchanged at $0.1 million for the nine months ended March 31, 2008 and 2007.

Income tax expense was $1.6 million for the nine months ended March 31, 2008, an increase from $0.1 million for the nine months ended March 31, 2007. The Company's effective tax rate for the nine months ended March 31, 2008 is (91)% and differs from the statutory rate of 34%. This difference is primarily the result of the change in the valuation allowance and an impairment charge against goodwill, which is not deductible for tax purposes. As a result of the pending expiration of the TennCare contract as further discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above, the Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization.

Loss before income taxes was $1.8 million for the nine months ended March 31, 2008 compared to earnings before income taxes of $0.6 million for the nine months ended March 31, 2007.

Net loss was $3.4 million, or $0.40 per basic share, for the nine months ended March 31, 2008, compared to net earnings of $0.5 million, or $0.07 per basic share, for the nine months ended March 31, 2007. Such decrease in earnings of $3.9 million, or $0.46 per basic share, is principally due to the goodwill impairment charge of $3.5 million and deferred tax expense of $1.5 million resulting from the pending expiration of the TennCare contract as further discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above. The decrease was offset by the receipt of $1.7 million in variable administrative fees, and an increase in our MA-SNP revenues. Excluding the impact of the goodwill impairment charge and the increase of the deferred tax asset valuation allowance, net income would have been $1.5 million or $0.17 per basic share for the nine months ended March 31,2008.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had (i) cash and cash equivalents and short-term marketable securities of $19.2 million, compared to $14.2 million at June 30, 2007; (ii) working capital of $15.8 million, compared to working capital of $13.1 million at June 30, 2007; and (iii) a current assets-to-current liabilities ratio of 3.69-to-1, compared to 3.13-to-1 at June 30, 2007.

Net cash provided by operating activities of $5.2 million in the nine months ended March 31, 2008 was principally due to the receipt of $1.3 million related to restricted assets returned to us from an escrow account funded in August 2005 as well as receipt of $1.7 million from TennCare during the nine months ended March 31, 2008 as reimbursement for certain services performed under UAHC-TN's TennCare contract. See Note 8 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above for additional information regarding the restricted assets.

Cash flow was $1.5 million for the nine months ended March 31, 2008, compared to $1.9 million for the comparable period a year earlier. The decrease was principally due to the net proceeds received from the private placement of common stock during fiscal 2007, which more than offset net cash used in investing activities. There were no private placement transactions during fiscal 2008.

Accounts receivable from the State of Tennesee decreased by $0.3 million at March 31, 2008 compared to June 30, 2007, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment increased by $0.2 million at March 31, 2008 compared to June 30, 2007, due to recording depreciation of $0.1 million offset by equipment purchases of $0.3 million.

Goodwill decreased by $3.5 million at March 31, 2008 compared to June 30, 2007 due to impairment as a result of the pending expiration of the TennCare contract as further discussed in Note 11 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above and in the final paragraph below in the section captioned "Liquidity And Capital Resources."

SFAS No. 109, "Accounting for Income Taxes," (SFAS No. 109) requires that companies assess whether valuation allowances are adequate against their deferred tax assets based on the consideration of all available evidence. We concluded that our valuation allowance should be increased given that the Company's subsidiary, UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), will cease providing managed care services in the TennCare West Grand Region of Tennessee when its present TennCare contract expires as further discussed in
Note 11. In the third quarter of fiscal 2008, we recorded deferred tax expense of $1.5 million against our deferred tax asset.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.1 million at March 31, 2008. UAHC-TN had excess statutory net worth of approximately $7.5 million at March 31, 2008.

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC -TN. During that period, MCOs were generally compensated for administrative services only (commonly called ASO), earned fixed administrative fees and were not at risk for medical costs. Through successive contractual amendments, TennCare extended the ASO reimbursement system applicable to UAHC-TN through several contractual amendments effective through June 30, 2005. Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which are at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). UAHC TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the MRA for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.8 million was recorded in fiscal 2007, and of which $0.3 million was recorded in the second quarter of fiscal 2008. UAHC-TN also earned and received additional revenue of $1.4 million for fiscal 2007, representing a 9% bonus revenue payout, and the Company has recorded such additional MRA earnings in the third quarter of fiscal 2008, when UAHC-TN was notified by TennCare of the amount. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

Under two escrow agreements between the Company and TennCare, on August 5, 2005 the Company funded two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recited that TennCare did not at that time assert there had been any breach of UAHC-TN's TennCare contract and that the Company funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

The larger escrow account, which has expired, was in the original amount of $2,300,000 and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by an audit of all UAHC-TN process claims since 2002. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from that account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the audit by the Tennessee Department of Commerce and Insurance.

The other escrow account, in the original amount of $420,500, is security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. The escrow account will terminate 30 days after the conclusion of such investigations, unless the parties earlier agree otherwise. The escrow account bear interest at a rate no lower than the prevailing commercial interest rate for savings accounts at financial institutions in Nashville, Tennessee. All amounts (including interest earnings) credited to the escrow account will belong to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreement.

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

On April 22, 2008, the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare, disclosed its decision to award new TennCare contracts to two named organizations, not including the Company's subsidiary, UAHC-TN, as the culmination of TennCare's selection process pursuant to its Request for Proposals for managed care services to be provided in the West Grand Region of Tennessee. Consequently, UAHC-TN's TennCare members are expected to transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date (which it expects will be extended to June 30, 2009 from the current June 30, 2008 expiration date). Revenue under this contract represented 59% and 61% of the Company's total revenues for the nine and three months ended March 31, 2008, respectively. As of March 31, 2008, there were approximately 100,185 TennCare enrollees in UAHC-TN. Management believes that the discontinuance of the TennCare contract will have material impact on the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of March 31, 2008. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As we reported in our most recent Annual Report on Form 10-K and our two most recent Quarterly Reports on Form 10-Q, in the consolidated cases called "In re United American Healthcare Corporation Securities Litigation," Master File No. 2:2005cv72112(LPZ/RSW), the United States District Court for the Eastern District of Michigan dismissed the consolidated complaint against the Company and all other defendants with prejudice on January 30, 2007, and on March 1, 2007, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit. Both sides have filed their appellate briefs, oral arguments were held before that U.S. Court of Appeals on March 20, 2008, and we are awaiting the Court's decision.

As we reported in our Quarterly Report on Form 10-Q filed on April 28, 2005, on April, 22, 2005, a lawsuit was filed in the Circuit Court of Tennessee for the Thirteenth Judicial Court, Case No. CT-002213-05, entitled Briggette Green v. OmniCare Health Plan, Inc., now known as UAHC Health Plan of Tennessee, Inc.; United American of Tennessee, Inc.; United American Healthcare Corporation. The plaintiff, a former employee of OmniCare Health Plan, Inc. (now called UAHC Health Plan of Tennessee, Inc.), seeks damages of $1,500,000 and other relief from the defendants based on allegations that she was discharged from her job in violation of the State's whistle blower protection act. We and our two Tennessee subsidiaries that are our co-defendants believe the lawsuit is without merit, filed an answer denying those allegations and intend to vigorously defend the lawsuit. Discovery has commenced in the case and the trial has been scheduled to commence on June 3, 2008, but it possibly might not commence until an unknown later date.

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: May 13, 2008                     By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President &
                                            Chief Executive Officer


Dated: May 13, 2008                     By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Executive Vice President,
                                            Chief Financial Officer & Treasurer