Form 10-K
period 2008-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2008-09-04
CIK 867963

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF DECEMBER 31, 2007, COMPUTED BY REFERENCE TO THE NASDAQ CAPITAL MARKET CLOSING PRICE ON SUCH DATE, WAS $19,076,372

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF AUGUST 27, 2008 WAS 8,734,214.

Portions of the registrant's Proxy Statement for its 2008 Annual Meeting of Shareholders have been incorporated by reference in Part III of this Annual Report of Form 10-K.

================================================================================

    As filed with the Securities and Exchange Commission on September 4, 2008

                    I. UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I

   Item 1.  Business........................................................       1
   Item 1A. Risk Factors....................................................      10
   Item 1B. Unresolved Staff Comments.......................................      19
   Item 2.  Properties......................................................      19
   Item 3.  Legal Proceedings...............................................      19
   Item 4.  Submission of Matters to a Vote of Security Holders.............      20

PART II

   Item 5.  Market for the Registrant's Common Stock and Related Stockholder
            Matters.........................................................      21
   Item 6.  Selected Financial Data.........................................      22
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................      23
   Item 8.  Consolidated Financial Statements...............................      34
   Item 9.  Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................      34
   Item 9a. Controls and Procedures.........................................      35
   Item 9b. Other Information...............................................      35

PART II

   Item 10. Directors and Executive Officers of the Registrant..............      36
   Item 11. Executive Compensation..........................................      36
   Item 12. Security Ownership of Certain Beneficial Owners and Management..      36
   Item 13. Certain Relationships and Related Transactions..................      36
   Item 14. Principal Accounting Fees and Services..........................      36

PART IV

   Item 15. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K........................................................      37

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

The Company provides comprehensive management and consulting services to a managed care organization in Tennessee. The Company also arranges for the financing of health care services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government-sponsored populations in Tennessee.

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

UAHC's efforts are concentrated on low-income families and people with disabilities in select geographic markets. The Company has specialized in the Medicaid market for over 20 years and its management team has decades of experience in this sector. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid population. As of August 18, 2008, there were 98,976 TennCare enrollees in UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), owned by the Company's wholly owned subsidiary.

In the fiscal year ended June 30, 2008 and its two preceding fiscal years, the Company derived a majority of its revenues from UAHC-TN's managed care services in the West Grand Region of Tennessee under a contract with the State of Tennessee, Bureau of TennCare ("TennCare"). In early 2008, TennCare issued a Request for Proposals and conducted a selection process that resulted in TennCare contracts for only two other organizations to provide managed care services in the West Grand Region. Consequently, UAHC-TN will have no TennCare contract when its present contract expires on June 30, 2009. Revenue under this contract will be earned through October 31, 2008 as it is expected that UAHC-TN's TennCare members will transfer to the other organizations on November 1, 2008, and that UAHC-TN will perform its remaining TennCare obligations through the contract expiration date. Management believes that the discontinuance of the TennCare contract will have a material impact on the Company's operations.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2008, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of August 18, 2008 there were approximately 845 Medicare Advantage enrollees in UAHC-TN.

INDUSTRY

In an effort to control costs while assuring the delivery of quality health care services, the public and private sectors have increasingly turned to managed care solutions. As a result, the managed care industry, which includes health maintenance organization ("HMO"), preferred provider organization ("PPO") and prepaid health service plans, has grown substantially. While the trend toward managed care solutions was traditionally pursued most aggressively by the private sector, the public sector has embraced the trend in an effort to control the costs of health care provided to Medicaid recipients. Consequently, many states are promoting managed care initiatives to contain these rising costs and supporting programs that encourage or mandate Medicaid beneficiaries to enroll in managed care plans. Under the Medicare Modernization Act of 2003 ("MMA"), the federal government expanded managed care for publicly sponsored programs by allowing Medicare Advantage plans to offer special needs plans that cover dual eligibles. These special needs plans allow for coordinated care for a specific segment of the Medicare population, thus providing the opportunity for improved quality of care and cost management.

MANAGED CARE PRODUCTS AND SERVICES

The Company owns and manages the operations of an HMO in Tennessee, UAHC-TN. The following table shows the approximate number of UAHC-TN members served by the Company in the indicated service categories as of August 18, 2008:

TennCare   Medicare    Total
--------   --------   ------
 98,976       845     99,821

UAHC-TN is the Company's principal revenue source. The following table shows the Company's revenues from UAHC-TN in dollar amounts and as a percentage of the Company's total revenues for the fiscal years indicated. Such data are not necessarily indicative of UAHC TN's contributions to the Company's net earnings.

                        FISCAL YEAR ENDED JUNE 30,
           ---------------------------------------------------
REVENUES         2008              2007              2006
--------   ---------------   ---------------   ---------------
                    (in thousands, except percentages)
UAHC-TN    $27,756   98.4%   $17,667   97.8%   $17,923   99.7%

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

UAHC-TN has a Medicaid contract and a Medicare contract with agencies of the State of Tennessee and the United States, respectively. The amount of premiums and/or fees that UAHC TN receives is established by the contracts, although it varies according to specific government programs and may also vary according to demographic factors, including a member's age, gender and health status.

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

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, under which they became at risk for losing up to 10% of administrative fee revenue and could receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the MRA for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.3 million was recorded in fiscal 2006, $0.5 million was recorded in fiscal 2007, and $0.3 million was recorded in the second quarter of fiscal 2008. UAHC-TN also earned and received additional revenue of $1.4 million for fiscal 2007, representing a 9% bonus revenue payout, and the Company has recorded such additional MRA earnings in the third quarter of fiscal 2008, when UAHC-TN was notified by TennCare of the amount. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue. As of August 18, 2008, UAHC TN's total TennCare enrollment was 98,976 members.

On April 22, 2008, TennCare disclosed its decision to award new TennCare contracts to two organizations, not including the Company's subsidiary, UAHC-TN, as the culmination of TennCare's selection process pursuant to its Request for Proposals for managed care services to be provided in the West Grand Region of Tennessee. Consequently, revenue under this contract will be earned through October 31, 2008 as it is expected that UAHC -TN's TennCare members will transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. Management believes that the discontinuance of the TennCare contract will have a material impact on the Company's operations.

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

In December 2003 Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act ("MMA"). The MMA increased the amounts payable to Medicare Advantage plans such as ours, and expanded Medicare beneficiary healthcare options by, among other things, adding a Medicare Part D prescription drug benefit beginning in 2006.

One of the goals of the MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. Effective January 1, 2004, the MMA increased Medicare Advantage statutory payment rates, generally increasing payments per member to Medicare Advantage plans. Medicare Advantage plans are required to use these increased payments to improve the healthcare benefits that are offered, to reduce premiums or to strengthen provider networks. Management believes that these MMA reforms, including in particular the increased reimbursement rates to Medicare Advantage plans, have allowed and will continue to allow Medicare Advantage plans to offer more comprehensive and attractive benefits, including better preventive care benefits, while also reducing out-of-pocket expenses for beneficiaries.

As part of the MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. Financing for Medicare Part D comes from beneficiary premium payments, state contributions and general revenues. The monthly premium paid by enrollees is set to cover 25.5% of the cost for standard drug coverage. CMS subsidizes the remaining 74.5%, based on bids submitted to CMS by plans for their expected benefits payments. Plans can receive additional risk-adjusted payments for high cost enrollees and reinsurance payments for 80% of costs above the catastrophic threshold. A Part D plan's total potential losses or profits are limited by risk-sharing arrangements with the federal government. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.

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

BIDDING PROCESS. Although Medicare Advantage plans have continued to be paid on a capitated, or per member per month ("PMPM") basis, as of January 1, 2006, CMS has used a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS's estimated per beneficiary fee-for-service expenses, was relabeled as the "benchmark" amount, and local Medicare Advantage plans are required to annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare is required to pay the plan its bid amount, risk-adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is required to be retained in the statutory Medicare trust fund. If a Medicare Advantage plan's bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive.

ANNUAL ENROLLMENT AND LOCK-IN. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. Since January 1, 2006, Medicare beneficiaries have had defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP or traditional fee-for-service Medicare. For 2008 and subsequent years, the annual enrollment period for a PDP is from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans occurs from November 15 through March 31 of the subsequent year. Enrollment on or prior to December 31 will be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period will be effective as of the first day of the month following the date on which the enrollment occurred. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans and employer group retirees will be permitted to enroll in or change health plans during that plan year.

We are currently considering several potential strategic alternatives for UAHC-TN's Medicare Advantage plan, including partnerships or potential sale of plan assets. As of August 18, 2008 there were approximately 845 Medicare Advantage enrollees in UAHC-TN.

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

The Company competes with other HMOs, PPOs and insurance companies. The level of this competition may affect, among other things, the operating revenues of UAHC-TN and, therefore, the revenues of the Company. UAHC-TN's Medicaid primary market competitors in western Tennessee are TLC Family Health Plan, Unison Health Plan, and TennCare Select. (As stated above in the fifth paragraph under the caption "GENERAL" in this Item 1, it is expected that UAHC-TN's entire TennCare population will transfer to other MCOs on November 1, 2008 and the TennCare contract for its current Medicaid business in western Tennessee will expire on June 30, 2009 and not be extended or renewed. UAHC-TN's Medicare primary market competitors in western Tennessee are Healthspring, Unison and Windsor. UAHC-TN primarily competes on the basis of enrollment, provider networks and other related plan features and criteria. Management believes that UAHC-TN is able to compete effectively with its primary Medicare market competitors.

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

The total number of employees of the Company at August 1, 2008 was 99 compared to 115 at August 1, 2007. As a result of the pending termination of the TennCare contract, Management expects a substantial decrease in the total number of employees. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM OUR TENNCARE OPERATIONS, WHICH WILL SUBSTANTIALLY END OCTOBER 31, 2008. THE DISCONTINUANCE OF OUR TENNCARE CONTRACT WILL HAVE MATERIAL IMPACT ON OUR OPERATIONS. UNTIL THEN, LEGISLATIVE OR REGULATORY ACTIONS, ECONOMIC CONDITIONS OR OTHER FACTORS THAT ADVERSELY AFFECT THOSE OPERATIONS COULD MATERIALLY REDUCE OUR REVENUES AND PROFITS.

For the year ended June 30, 2008, our TennCare operations accounted for 57.6% of our total revenues. On April 22, 2008, the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare ("TennCare"), disclosed its decision to award new TennCare contracts to two organizations, not including our subsidiary, UAHC-TN, as the culmination of TennCare's selection process pursuant to its Request for Proposals for managed care services to be provided in the West Grand Region of Tennessee. Consequently, revenue under this contract will be earned through October 31, 2008 as it is expected that UAHC-TN's TennCare members will transfer to other managed care organizations on November 1, 2008, and that UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. Management believes that the discontinuance of the TennCare contract will have material impact on the Company's operations.

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

We maintain claims and encounter data that support the risk adjustment scores of our members, which partly determine the revenue we are entitled to for them. These data are submitted to us based on medical charts and diagnosis codes prepared by providers of medical care. Inaccurate coding by medical providers and inaccurate records for new members in our plan could result in inaccurate premium revenue and risk adjustment payments, which are subject to correction or update in later periods. Payments that we receive in connection with such corrected or updated information may be reflected in financial statements for periods subsequent to the period in which the revenue was earned. We may also find that our data regarding our members' risk adjustment scores, when reconciled, require that we refund a portion of the revenue that we received.

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

Because special needs plans (each a "SNP") are relatively new to Medicare and to the health insurance market generally, we do not know whether we will be able to sustain our SNP operation's profitability over the long-term, and our failure to do so could have an adverse effect on our results of operations. Factors that could affect our SNP operations include legislative, regulatory, intensity of competition, and utilization of benefit risks. In addition, Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another SNP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the SNP they initially select and choose a different SNP. We may not be able to retain the auto-assigned members or those members who affirmatively choose our SNP, and we may not be able to attract new SNP members.

FINANCIAL ACCOUNTING FOR THE MEDICARE PART D BENEFITS IS COMPLEX AND REQUIRES DIFFICULT ESTIMATES AND ASSUMPTIONS.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 ("MMA") provides for "risk corridors" designed to limit to some extent the losses SNPs would incur if their actual costs are higher than estimated in their bids submitted to CMS. For example, in 2008, Medicare drug plans will bear all gains and losses of up to 5% of their expected costs and will retain 50% of the gains or be reimbursed 50% of the loss between 5% and 10% and will retain

20% of the gain or be reimbursed 20% of the loss in excess of 10%. As the risk corridors are designed to be symmetrical, a plan whose actual costs are below its expected costs is required to reimburse CMS based on a methodology similar to that set forth above. Reconciliation payments for estimated upfront federal reinsurance payments, or in some cases the entire amount of reinsurance payments, for Medicare beneficiaries who reach the drug benefits catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit.

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

Our health plan subsidiary, UAHC-TN, is subject to laws and regulations that limit the amount of dividends and distributions it can pay to us for purposes other than to pay income taxes related to its earnings. These laws and regulations also limit the amount of management fees UAHC-TN may pay to its affiliates, including our management subsidiary, United American of Tennessee, Inc., without prior approval of, or notification to, state regulators. If the regulators were to deny or significantly restrict our subsidiary's requests to pay dividends to us or to pay management and other fees to its affiliate, the funds available to us would be limited, which could impair our ability to implement our business and growth strategies.

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

IF OUR MEDICARE CONTRACT IS NOT EXTENDED OR IS TERMINATED, OUR BUSINESS WOULD BE MATERIALLY IMPAIRED.

We provide services to our Medicare eligible members through our Medicare Advantage contract with CMS. The current contract term expires December 31, 2008. UAHC-TN expects to receive notice of the extension of the terms of the Medicare Advantage contract from CMS before that date. The contract is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If the contract were terminated or not extended, or if we were unable to successfully rebid or compete for the contracts, our business would be materially impaired.

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

A FAILURE TO INCREASE OUR SNP MEMBERSHIP COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

A failure to increase our SNP membership could adversely affect our results of operations. In addition to competition, factors that potentially could contribute to the loss of, or failure to attract and retain, members include:

     - negative accreditation results or loss of licenses or contracts to offer Medicare Advantage plans;

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

Our operations are highly dependent on the efforts of William C. Brooks, our President and Chief Executive Officer, and certain other senior executives who have been instrumental in developing our business strategies and forging our business relationships. The Company neither has nor intends to pursue any long-term employment agreement with any of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or attract such professionals. Although we believe we could replace any executive we lose, the loss of the leadership, knowledge and experience of Mr. Brooks and our other executive officers could adversely affect our business. Moreover, replacing one or more of our executives may be difficult or may require an extended period of time. We do not currently maintain key man insurance on any of our executive officers.

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

Because of our status as a public company, we are required to enhance and test our financial, internal and management control systems to meet obligations imposed by the Sarbanes-Oxley Act of 2002. We have worked and are working with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures, and financial reporting and accounting systems. Consistent with the Sarbanes-Oxley Act and the rules and regulations of the SEC, management's assessment of our internal controls over financial reporting is required in this

Annual Report on Form 10-K and the audit opinion of the Company's independent registered accounting firm as to the effectiveness of our controls will be first required in connection with the Company's filing of its Annual Report on Form 10-K for the fiscal year ending June 30, 2010. If we are unable to timely identify, implement and conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Our assessment of our internal controls over financial reporting may also uncover weaknesses or other issues with these controls that could also result in adverse investor reaction.

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

ITEM 3. LEGAL PROCEEDINGS

On March 17, 2006, the United States District Court for the Eastern District of Michigan consolidated two cases collectively called "In re United American Healthcare Corporation Securities Litigation," Master File No. 2:2005cv72112(LPZ/RSW). The complaints had been filed on May 27, 2005 and June 16, 2005 by Gregory Zaluski and William Coleman, respectively, against the Company and certain of its present and past officers. The plaintiffs, each on behalf of himself and all others similarly situated, alleged that in the period from May 26, 2000 through April 22, 2005, the Company made materially false and misleading statements in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, with the alleged result of artificially inflating the market price of the Company's stock during that period. Both complaints alleged that as a direct result of facts publicly disclosed by the Company in April 2005, the Company's stock price dropped by about $3.39. Each plaintiff claimed to represent a class consisting of others who purchased the Company's stock during the specified period. The plaintiffs sought to recover damages on behalf of themselves and the proposed class. Pursuant to a motion by the Company and the other defendants, the U.S. District Court dismissed the consolidated complaint against all defendants with prejudice on January 30, 2007. On March 1, 2007, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On May 27, 2008, the Sixth Circuit issued an opinion and order affirming the District Court's dismissal of the consolidated complaint. On June 10, 2008, the plaintiffs filed a petition for rehearing en banc with the Sixth Circuit. On August 22, 2008, the Sixth Circuit denied the plaintiffs' petition.

The Company is a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled "Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Health Care Corporation and others, et al." The complaint seeks damages in excess of $62 million from the Company and other defendants based on allegations that the Company breached its management agreement with OmniCare Health Plan in Michigan ("OmniCare-MI") and that the Company's actions as the management company of OmniCare-MI resulted in such alleged damages. The Company filed an answer and affirmative defenses and a motion for partial summary disposition seeking dismissal of numerous counts; and the defendants filed a joint motion for change of venue and for partial summary disposition seeking dismissal of numerous counts. The trial judge denied the change-of-venue motion but ordered a stay of the case pending appeal of that decision to the Michigan Court of Appeals. On March 29, 2007, the Michigan Court of Appeals reversed the trial court's order that had denied the motion for change of venue. The Court of Appeals ruled in favor of the defendants, ordering the transfer of the case from the Ingham County Circuit Court to the Wayne County Circuit Court in Detroit, Michigan. After such transfer, the new trial judge dismissed some defendants from the case in May 2008. The plaintiff filed a Third Amended Complaint on August 15, 2008, detailing certain previously-pleaded allegations against the remaining defendants, including the Company. Active discovery is ongoing, and the Company continues to vigorously defend the lawsuit.

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

                 2008 SALES PRICE   2007 SALES PRICE
                 ----------------   ----------------
FISCAL QUARTER      HIGH    LOW        HIGH    LOW
--------------     -----   -----      -----   -----
First              $4.72   $3.42      $6.61   $2.77
Second             $4.19   $2.53      $9.50   $5.80
Third              $2.82   $2.01      $8.53   $4.65
Fourth             $3.14   $1.36      $5.30   $3.70

As of August 27, 2008, the closing price of the Common Stock was $1.68 per share and there were approximately 99 shareholders of record of the Company.

The Company has not paid any cash dividends on its Common Stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings for use in the operation and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows consolidated financial data for fiscal years indicated:

                                                 2008      2007      2006      2005      2004
                                               -------   -------   -------   -------   -------
                                                    (in thousands, except per share data)
Operating Data (Year ended June 30):
Operating revenues                             $28,208   $18,065   $18,114   $22,079   $22,084
Earnings (loss) from continuing operations      (4,042)   (1,117)    1,373     5,474     7,871
Loss from discontinued operation, net of
   income taxes                                     --        --        --      (129)     (700)
Net earnings (loss)                             (4,042)   (1,117)    1,373     5,345     7,171
Earnings (loss) per common share from
   continuing operations - basic               $ (0.47)  $ (0.14)  $  0.18   $  0.74   $  1.09
Net earnings (loss) per common share - basic   $ (0.47)  $ (0.14)  $  0.18   $  0.72   $  0.99
Net earnings (loss) per common share -
   diluted                                     $ (0.47)  $ (0.14)  $  0.18   $  0.69   $  0.99
Weighted average common shares outstanding -
   diluted                                       8,666     8,103     7,628     7,674     7,266
Balance Sheet Data (June 30):
Cash and investments                           $19,487   $14,228   $ 6,921   $13,573   $ 8,767
Goodwill                                            --     3,452     3,452     3,452     3,452
Total assets                                    30,797    33,768    25,226    24,235    20,081
Medical claims and benefits payable              2,563       576       156       172       406
Debt                                                --        --        --        --       847
Shareholders' equity                            24,339    27,641    22,050    20,483    14,885

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

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee for the State's "TennCare" program, to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. As of June 30, 2008, UAHC-TN's total TennCare enrollment was 98,976 members, compared to 101,940 at June 30, 2007.

On April 22, 2008 we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. Revenue under this contract will be earned through October 31, 2008 as UAHC-TN's TennCare members are expected to transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. Revenue under this contract represented 57.6% and 88.8% of the Company's total revenues for the fiscal year ended June 30, 2008 and 2007, respectively. Total costs related to this contract discontinuance are estimated to range between $4.6 - $6.6 million, which includes claim processing costs, employee severance, lease termination costs and other corporate general administrative expenses beginning November 2008 through June 2009.

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

      REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2008 COMPARED TO 2007

UAHC-TN DEVELOPMENTS

UAHC-TN's results of operations for fiscal 2008 and 2007 are best understood in the context of certain earlier events involving several of TennCare's major contracted MCOs, which ceased doing business in fiscal 2002. Beginning in February, March and April 2002, UAHC-TN unexpectedly noticed increases in its claims payments, investigated, and found that approximately 9,500 new members added in September-December 2001 represented children with special needs with medical costs over 100% of the premiums received, and that many members transferred to UAHC-TN from failed MCOs also had medical costs in excess of UAHC-TN's premiums received. Beginning in April 2002, UAHC-TN wrote to TennCare seeking risk adjustments and reimbursements to compensate UAHC-TN for such medical expenses, including for actuarially estimated claims incurred but not yet reported to UAHC-TN.

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

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, under which they became at risk for losing up to 10% of administrative fee revenue and could receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

Under two escrow agreements between the Company and TennCare, on August 5, 2005 the Company funded two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recited that TennCare did not at that time assert there had been any breach of UAHC TN's TennCare contract and that the Company funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

The larger escrow account, which has expired, was in the original amount of $2,300,000 and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by a state regulatory audit of all UAHC-TN processed claims. UAHC-TN was notified in late fiscal 2007 that UAHC-TN may have incorrectly received an overpayment of $1.1 million for medical claims as a result of a discrepancy in the pricing methodology. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from the $2,300,000 escrow account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the audit by the Tennessee Department of Commerce and Insurance.

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

In addition, based on a subsequent regulatory evaluation conducted by the Tennessee Department of Commerce and Insurance, it was determined that TennCare overpaid UAHC-TN $0.4 million in excess of UAHC-TN's statutory net worth requirement as of June 30, 2002, based on a 2002 contractual agreement. The Company recorded a reserve in fiscal 2007 and subsequently paid this amount in fiscal 2008. These items have been reflected as "Provision for claims audit and other commitment" on our Consolidated Statements of Operations.

SPECIFIC COMPARISONS OF 2008 TO 2007

Total revenues increased $10.1 million (56%) to $28.2 million for the fiscal year ended June 30, 2008 compared to $18.1 million for the fiscal year ended June 30, 2007. The increase in medical premiums revenues associated with UAHC-TN's Medicare Advantage SNP product ("MA SNP") as well as an increase in modified risk revenue were offset by a decrease in fixed administrative fees.

MA-SNP medical premiums revenues were $10.6 million for the fiscal year ended June 30, 2008 compared to $0.9 million for the fiscal year ended June 30, 2007, under UAHC-TN's contract with CMS that began January 1, 2007. The increase in medical premiums is a result of increased membership.

The net MA-SNP per member per month ("PMPM") premium rate, based on an average membership of 767 for the one year ended June 30, 2008, was $1,228 for that one-year period.

Fixed administrative fees related to the MRA program were $14.5 million for the fiscal year ended June 30, 2008, a decrease of $1.0 million (7%) from fixed administrative fees of $15.5 million for the fiscal year ended June 30, 2007. The decrease in fixed administrative fees is principally due to a decrease in members.

Variable administrative fees resulting from the MRA were $1.7 million for the fiscal year ended June 30, 2008 compared to $0.5 million for the fiscal year ended June 30, 2007. Of the $1.7 million MRA revenue recorded in fiscal year 2008, $0.3 million MRA revenue received relates to the third quarter of fiscal 2006 and $1.4 million MRA revenue received relates to fiscal year 2007. The $0.5 million MRA revenue received in fiscal 2007 relates to the fourth quarter of fiscal 2006. Under the MRA, UAHC-TN is at risk to lose up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). The Company's accounting policy is to recognize MRA revenues upon notification by TennCare that the revenue has been earned. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

Total expenses were $30.1 million for the fiscal year ended June 30, 2008, compared to $19.1 million for the prior fiscal year, an increase of $11.0 million (57%). The increase is principally due to a goodwill impairment charge of $3.5 million and medical expenses related to our MA-SNP, which was launched in January 2007. See Note 2 to our Consolidated Financial Statements in Item 15 below.

Medical expenses for MA-SNP (beginning January 1, 2007) were $9.6 million during the fiscal year ended June 30, 2008, an increase of $8.7 million from $0.9 million during the fiscal year ended June 30, 2007. Medical expenses generally consist of claim payments, pharmacy costs, and estimates of future payments of claims provided for services rendered prior to the end of the reporting period (such estimates of medical claims incurred but not reported are also known as "IBNR"). The IBNR was primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors using accepted actuarial methods. As UAHC-TN gains more claims experience for its Medicare Advantage members, less reliance will be placed on medical cost estimates based on historical data provided by CMS. The percentage of such medical expenses to medical premiums revenues for MA-SNP -- the medical loss ratio ("MLR") -- was 87.8% for the fiscal year ended June 30, 2008.

General and administrative expenses were $16.9 million for the fiscal year ended June 30, 2008, as compared with $16.6 million for the prior fiscal year, an increase of $0.3 million. The increase is principally due to marketing costs associated with the launch of our MA-SNP.

Depreciation and amortization expense increased $0.1 million to $0.2 million for the fiscal year ended June 30, 2008 compared to $0.1 million for the fiscal year ended June 30, 2007.

Loss from operations before income taxes was $1.9 million for the fiscal year ended June 30, 2008 compared to loss from operations before income taxes of $1.1 million for the fiscal year ended June 30, 2007. Such increase in loss from operations of $0.8 million, or $0.10 per basic share, is principally due to a goodwill impairment charge of $3.5 million and medical expenses related to our MA-SNP, which was launched in January 2007.

Income tax expense was $2.1 million for the fiscal year ended June 30, 2008 compared to $0.1 million for the prior fiscal year. The Company's effective tax rate for the fiscal year ended June 30, 2008 differs from the statutory rate of 34%. This difference was primarily related to the change in the valuation allowance and an impairment charge against goodwill, which is not deductible for tax purposes. As a result of the pending expiration of the TennCare contract, the Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization.

Net loss was $4.0 million, or $(0.47) per basic share, for the fiscal year ended June 30, 2008, compared to net loss of $1.1 million, or $(0.14) per basic share, for the fiscal year ended June 30, 2007, an increase in the net loss of $2.9 million (262%). The increased net loss is principally due to the goodwill impairment charge of $3.5 million recorded in the third quarter of fiscal 2008 and deferred tax expense resulting from the pending expiration of the TennCare contract as further discussed in Note 12 to our Consolidated Financial Statements in Item 15 below. The decrease was offset by the increase in the variable administrative fees and Medicare premiums related to our MA SNP. Excluding the goodwill impairment charge and the increase of the deferred tax asset valuation allowance, net income would have been $1.4 million for fiscal year ended June 30, 2008.

           REVIEW OF CONSOLIDATED RESULTS OF OPERATIONS - 2007 TO 2006

Total revenues were unchanged at $18.1 million for the fiscal year ended June 30, 2007 compared to $18.1 million for the fiscal year ended June 30, 2006. The increase in medical premiums revenues associated with UAHC-TN's Medicare Advantage SNP product ("MA SNP") as well as an increase in modified risk revenue were offset by a decrease in fixed administrative fees.

MA-SNP medical premiums revenues were $0.9 million for the fiscal year ended June 30, 2007, under UAHC-TN's contract with CMS that began January 1, 2007. There were no TennCare medical premiums revenues for the fiscal years ended June 30, 2007 and 2006.

The net MA-SNP per member per month ("PMPM") premium rate, based on an average membership of 155 for the six months ended June 30, 2007, was $979 for that six-month period.

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

Total expenses were $19.1 million for the fiscal year ended June 30, 2007, compared to $16.6 million for the prior fiscal year, an increase of $2.5 million (15%). The increase is principally due to a reserve against the restricted assets related to the claims audit escrow account and marketing costs associated with the launch of our MA-SNP. See discussion of the claims audit escrow below under "Liquidity and Capital Resources below."

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

General and administrative expenses were $16.6 million for the fiscal year ended June 30, 2007, as compared with $16.5 million for the prior fiscal year, an increase of $0.1 million. The increase is principally due to marketing costs associated with the launch of our MA-SNP.

Depreciation and amortization expense remained constant at $0.1 million for the fiscal years ended June 30, 2007 and June 30, 2006.

Loss from operations before income taxes was $1.1 million for the fiscal year ended June 30, 2007 compared to earnings from operations before income taxes of $1.5 million for the fiscal year ended June 30, 2006. Such decrease in earnings from operations of $2.6 million, or $0.32 per basic share, is principally due to a provision for claims audit and other commitment, a decrease in administrative fee revenue and an increase in general and administrative expenses related to the launch of our MA-SNP.

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

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had (i) cash and cash equivalents and short-term marketable securities of $19.5 million, compared to $14.2 million at June 30, 2007; (ii) working capital of $15.3 million, compared to working capital of $13.1 million at June 30, 2007; and (iii) a current assets-to-current liabilities ratio of 3.38 to 1, compared to 3.13 to 1 at June 30, 2007.

Net cash from operating activities was $5.5 million in fiscal 2008 compared to net cash from operating activities of $1.5 million in fiscal 2007. Investing activities in fiscal 2008 included the purchase of $13.5 million of marketable securities and sales of $17.0 million of marketable securities.

Cash flow was $1.8 million for the fiscal year ended June 30, 2008, compared to $4.6 million for the prior fiscal year.

Cash and marketable securities increased by $5.3 million at June 30, 2008 compared to June 30, 2007 primarily due to the purchase of marketable securities.

Accounts receivable decreased by $0.4 million at June 30, 2008 compared to June 30, 2007, primarily due to timing of TennCare payments.

Property, plant and equipment increased by $0.1 million at June 30, 2008 compared to June 30, 2007, due to equipment purchases of $0.3 million offset by depreciation.

Medical claims payable increased by $2.0 million at June 30, 2008 compared to June 30, 2007, which is directly related to MA-SNP plan activity that began January 1, 2007.

Accounts payable decreased by $1.4 million at June 30, 2008 compared to June 30, 2007, principally due the payment of the claims audit and other commitments recorded in fiscal year 2007

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at June 30, 2008. UAHC-TN had excess statutory net worth of approximately $7.6 million at June 30, 2008. The net worth and depository requirement will be in effect through the contract termination date of June 30, 2009, or sooner, if so approved by the Tennessee Department of Commerce and Insurance. At such time, UAHC-TN, must continue to maintain net worth requirements of at least $1.5 million as statutory reserves for its ongoing Medicare operations.

UAHC-TN's application for a commercial HMO license was approved on September 7, 2001. However, management is not yet actively pursuing that commercial business.

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

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement with all its contracted MCOs, including UAHC-TN, under which they became at risk for losing up to 10% of administrative fee revenue and could receive up to 15% incentive bonus revenue based on performance relative to benchmarks.

Under two escrow agreements between the Company and TennCare, on August 5, 2005 the Company funded two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recited that TennCare did not at that time assert there had been any breach of

UAHC TN's TennCare contract and that the Company funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

The larger escrow account, which has expired, was in the original amount of $2,300,000 and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by a state regulatory audit of all UAHC-TN processed claims. UAHC-TN was notified in late fiscal 2007 that UAHC-TN may have incorrectly received an overpayment of $1.1 million for medical claims as a result of a discrepancy in the pricing methodology. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from the $2,300,000 escrow account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the audit by the Tennessee Department of Commerce and Insurance.

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

On April 22, 2008 we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. UAHC-TN's TennCare members are expected to transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. Revenue under this contract represented 60.5% and 93.9% of the Company's total revenues for the fiscal year ended June 30, 2008 and 2007, respectively. Management believes that the discontinuance of the TennCare contract will have a material impact on the Company's operations.

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The uses of the net proceeds from the private placement have been principally for start-up costs associated with the Company's Tennessee subsidiary's new Medicare Advantage contract with the Centers for Medicare & Medicaid Services, which became effective January 1, 2007. The remainder was to be used for working capital and general corporate purposes.

The Company's ability to generate adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs related to the modified risk arrangement for the TennCare program that began July 1, 2005, and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the ability to generate sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN. Total costs related to this contract discontinuance are estimated to range between $4.6 - $6.6 million, which includes claim processing costs, employee severance, lease termination costs and other corporate general administrative expenses beginning November 2008 through June 2009.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 161.

In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. We are assessing the potential impact of this FSP on our convertible debt issuances.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are assessing the potential impact of this FSP on our earnings per share calculation.

In June 2008, FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF on our financial condition and results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Presented beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in rule 13a-15 and 15d-15 under the Exchange Act within 90 days of the filing date of this Report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective as of June 30, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal controls over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 (f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2008 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 7, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 7, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 7, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 7, 2008.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to United American Healthcare Corporation definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year covered by this Form 10-K with respect to its Annual Meeting of Shareholders to be held on November 7, 2008 is the information set forth in such proxy statement under the headings "Audit Fees" and "Audit Committee's Pre-Approval Policies and Procedures."

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

Reports on Form 8-K

     1) The Company filed a Current Report on Form 8-K on March 25, 2008 reporting that the State of Tennessee, Bureau of TennCare issued a Request for Proposals for managed care services to be provided in the East Grand Region and the West Grand Region of Tennessee.

     2) The Company filed a Current Report on Form 8-K on April 22, 2008 reporting that the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare publicly disclosed its decision to award new TennCare contracts to two named organizations, not including the Company's subsidiary, UAHC Health Plan of Tennessee, Inc, as the culmination of TennCare's selection process pursuant to its Request for Proposals for managed care services to be provided in the East Grand Region and the West Grand Region of Tennessee.

     3) The Company filed a Current Report on Form 8-K on June 25, 2008 reporting that the Company's Board of Directors amended and restated the Company's bylaws.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION (REGISTRANT)

SIGNATURE                    CAPACITY
---------                    --------

/s/ WILLIAM C. BROOKS        Chairman, President and CEO
--------------------------   (Principal Executive Officer)
William C. Brooks


/s/ STEPHEN D. HARRIS        Executive Vice President,  Chief Financial Officer,
--------------------------   Treasurer and Director
Stephen D. Harris            (Principal Financial Officer and Principal
                             Accounting Officer)


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

Date: September 4, 2008

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets as of June 30, 2008 and 2007.................    F-3

Consolidated Statements of Operations for each of the years in the
   three-year period ended June 30, 2008.................................    F-4

Consolidated Statements of Shareholders' Equity and Comprehensive
   Income (Loss) for each of the years in the three-year period
   ended June 30, 2008...................................................    F-5

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended June 30, 2008.................................    F-6

Notes to Consolidated Financial Statements...............................    F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ UHY LLP

Southfield, Michigan
September 4, 2008

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JUNE 30,
                                                               -----------------
                                                                2008      2007
                                                               -------   -------
ASSETS
Current assets
   Cash and cash equivalents                                   $10,713   $ 8,932
   Marketable securities                                         8,774     5,296
   Accounts receivable - State of Tennessee, net                 1,093     1,455
   Interest receivable                                             551       578
   Other receivables                                               374       455
   Prepaid expenses and other                                      299       511
   Deferred income taxes                                            --     1,950
                                                               -------   -------
      Total current assets                                      21,804    19,177
Property and equipment, net                                        472       357
Goodwill                                                            --     3,452
Marketable securities                                            7,514     7,475
Restricted assets                                                  421     2,721
Other assets                                                       586       586
                                                               -------   -------
                                                               $30,797   $33,768
                                                               =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                      $ 2,563   $   576
   Accounts payable and accrued expenses                         1,726     3,142
   Accrued compensation and related benefits                       896       896
   Accrued rent                                                     90       135
   Unearned revenue                                                 --       279
   Other current liabilities                                     1,183     1,099
                                                               -------   -------
      Total current liabilities                                  6,458     6,127
                                                               -------   -------
Total liabilities                                                6,458     6,127
Commitments and contingencies
Shareholders' equity
   Preferred stock, 5,000,000 shares authorized; none issued        --        --
   Common stock, no par, 15,000,000 shares authorized;
      8,734,214 and 8,588,211 shares issued and outstanding
      at June  30, 2008 and June 30, 2007, respectively         18,558    18,327
   Paid-in capital - stock options                               1,153       607
   Warrants                                                        444       444
   Retained earnings                                             4,261     8,303
   Accumulated other comprehensive loss, net of deferred
      federal income taxes                                         (77)      (40)
                                                               -------   -------
Total shareholders' equity                                      24,339    27,641
                                                               -------   -------
                                                               $30,797   $33,768
                                                               =======   =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          YEAR ENDED JUNE 30,
                                                      ---------------------------
                                                       2008       2007      2006
                                                      -------   -------   -------
REVENUES
   Fixed administrative fees                          $14,519   $15,543   $16,628
   Variable administrative fees                         1,718       502       361
   Medical premiums                                    10,596       921        --
   Interest and other income                            1,375     1,099     1,125
                                                      -------   -------   -------
      Total revenues                                   28,208    18,065    18,114
EXPENSES
   Medical services                                     9,550       891        --
   Marketing, general and administrative               16,897    16,580    16,472
   Depreciation and amortization                          211       122       128
   Goodwill impairment                                  3,452        --        --
   Provision for claims audit and other commitment         --     1,526        --
                                                      -------   -------   -------
      Total expenses                                   30,110    19,119    16,600
                                                      -------   -------   -------
Earnings (loss) from operations before income taxes    (1,902)   (1,054)    1,514
Income tax expense                                      2,140        63       141
                                                      -------   -------   -------
Net earnings (loss)                                   $(4,042)  $(1,117)  $ 1,373
                                                      =======   =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
                                                      -------   -------   -------
   Net earnings (loss) per common share               $ (0.47)  $ (0.14)  $  0.18
                                                      =======   =======   =======
      Weighted average shares outstanding               8,666     8,103     7,478
                                                      =======   =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED

   Net earnings (loss) per common share               $ (0.47)  $(0.14)   $  0.18
                                                      =======   =======   =======
      Weighted average shares outstanding               8,666    8,103      7,628
                                                      =======   =======   =======

See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                PAID IN                       ACCUMULATED
                                 COMMON STOCK   CAPITAL                          OTHER         TOTAL
                               ---------------  - STOCK            RETAINED  COMPREHENSIVE  SHAREHOLDERS'
                               SHARES   AMOUNT  OPTIONS  WARRANTS  EARNINGS  INCOME (LOSS)      EQUITY
                               ------  -------  -------  --------  --------  -------------  -------------
BALANCE AT JUNE 30, 2005        7,450  $12,476   $   --    $ --    $ 8,047       $ (40)        $20,483
Issuance of common stock           77       65                                                      65
Comprehensive income:
   Net earnings                                                      1,373                       1,373
Stock option expense                                259                                            259

Unrealized loss on marketable
   securities                                                                     (130)           (130)
                                                                   -------       -----         -------
Total comprehensive income                                           1,373        (130)          1,243
                                -----  -------   ------    ----    -------       -----         -------
BALANCE AT JUNE 30, 2006        7,527  $12,541   $  259    $ --     $9,420       $(170)         22,050
                                -----  -------   ------    ----    -------       -----         -------
Issuance of common stock        1,061    5,786                                                   5,786
Comprehensive income:
   Net loss                                                         (1,117)                     (1,117)
Stock option expense                                348                                            348
Issuance of warrants                                        444                                    444

Unrealized gain on marketable
   securities                                                                      130             130
                                                                   -------       -----         -------
Total comprehensive loss                                            (1,117)        130            (987)
                                -----  -------   ------    ----    -------       -----         -------
BALANCE AT JUNE 30, 2007        8,588  $18,327   $  607    $444    $ 8,303       $ (40)        $27,641
                                -----  -------   ------    ----    -------       -----         -------
Issuance of common stock          146      231                                                     231
Comprehensive income:
   Net loss                                                         (4,042)                     (4,042)
Stock option expense                                546                                            546
Unrealized loss on marketable
   securities                                                                      (37)            (37)
                                                                   -------       -----         -------
Total comprehensive loss                                            (4,042)        (37)         (4,079)
                                -----  -------   ------    ----    -------       -----         -------
BALANCE AT JUNE 30, 2008        8,734  $18,558   $1,153    $444    $ 4,261       $ (77)        $24,339
                                =====  =======   ======    ====    =======       =====         =======

     See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED JUNE 30,
                                                             ----------------------------
                                                               2008       2007      2006
                                                             --------   -------   -------
OPERATING ACTIVITIES
   Net earnings (loss)                                       $ (4,042)  $(1,117)  $ 1,373
      Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities:
      Loss on disposal of assets                                   --        --         4
      Goodwill impairment                                       3,452        --        --
      Depreciation and amortization                               211       122       128
      Deferred income taxes                                     1,950        --        --
      Stock awards                                                108       108        --
      Stock compensation                                          546       348       259
   Changes in assets and liabilities
      Accounts receivable - State of Tennessee, net               362         8      (103)
      Other receivables                                           108      (649)      199
      Prepaid expenses and other                                  212      (246)      (93)
      Medical claims payable                                    1,987       420       (16)
      Accounts payable and accrued expenses                    (1,416)    2,222      (176)
      Accrued rent                                                (45)     (109)        9
      Unearned revenue                                           (279)      279        --
      Restricted assets                                         2,300
      Accrued compensation and related benefits                    --       164        21
      Other current liabilities                                    84       (25)     (414)
                                                             --------   -------   -------
      Net cash provided by operating activities                 5,538     1,525     1,191
                                                             --------   -------   -------
INVESTING ACTIVITIES
   Purchase of marketable securities                          (17,049)   (4,794)   (6,688)
   Proceeds from sale of marketable securities                 13,495     2,100        --
   Proceeds from the sale of property and equipment                --         6        --
   Purchase of property and equipment                            (326)     (343)      (95)
                                                             --------   -------   -------
      Net cash used in investing activities                    (3,880)   (3,031)   (6,783)
                                                             --------   -------   -------
FINANCING ACTIVITIES
   Net proceeds from sale of common stock                          --     5,721        --
   Proceeds from exercise of stock options                        123       141        65
   Proceeds for issuance of warrants                               --       260        --
                                                             --------   -------   -------
      Net cash provided by financing activities                   123     6,122        65
                                                             --------   -------   -------
      Net increase (decrease) in cash and cash equivalents      1,781     4,616    (5,527)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  8,932     4,316     9,843
                                                             --------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 10,713   $ 8,932   $ 4,316
                                                             ========   =======   =======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                    YEAR ENDED JUNE 30,
                                                    -------------------
                                                    2008   2007   2006
                                                    ----   ----   -----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Income taxes paid                             $ 20   $ --   $  63
   NON-CASH INVESTING ACTIVITY:
      Unrealized gain (loss) on investment          $(37)  $130   $(130)
   NON-CASH FINANCING ACTIVITY:
      Transaction fee paid with warrants            $ --   $184   $  --

     See accompanying notes to the consolidated financial statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

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

     D. FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, receivables, marketable securities and debt approximate fair values of these instruments at June 30, 2008 and 2007.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

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

     F. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable at June 30, 2008 and 2007 consisted primarily of State of Tennessee receivables, interest receivables and provider receivables. The Company performs an analysis of collectibility on its accounts receivables. An allowance is established for the estimated amount that may not be collectible. There was no allowance for doubtful accounts as of June 30, 2008. As of June 30, 2007, the Company had an allowance for doubtful accounts of $274,000.

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

     H. GOODWILL. Goodwill resulting from business acquisitions was carried at cost. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

          associated with assets sold or otherwise disposed of. Management evaluates the carrying value of goodwill quarterly.

          Management has assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount has been impaired in accordance with SFAS No. 142 as a result of UAHC-TN's ceasing to provide managed care services in the TennCare West Grand Region of Tennessee when its present TennCare contract will expire, as further discussed in Note 12 below. Accordingly, goodwill impairment was recorded for $3.5 million during the fiscal year ended June 30, 2008. There were no goodwill impairment charges recorded during fiscal year June 30, 2007 and 2006.

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

     L. MEDICAL SERVICES EXPENSE RECOGNITION. The Company contracts with various health care providers for the provision of certain medical services to its members and generally compensates those providers on a capitated and fee for service basis. Such medical service expenses generally consist of claim payments, pharmacy costs, and estimates of future payments of claims provided for services rendered prior to the end of the reporting period. Pharmacy costs represent payments for members' prescription drug benefits. The estimates for medical claims payable are regularly reviewed and adjusted as necessary, with such adjustments generally reflected in current operations.

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

     O. EARNINGS (LOSS) PER SHARE. Basic net earnings (loss) per share excluding dilution has been computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options or warrants. As of June 30, 2008 and 2007, the Company had outstanding stock options and warrants which were not included in the computation of loss per share because the shares would be anti-dilutive. As of June 30, 2006, the Company had outstanding stock options totaling 149,844 having a dilutive effect on earnings per share.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

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

     Q. RECLASSIFICATIONS. Certain items in the prior periods consolidated financial statements have been reclassified to conform to the June 30, 2008 presentation.

NOTE 3 - MARKETABLE SECURITIES

A summary of estimated fair value, which approximates amortized cost, of marketable securities as of June 30, 2008 and 2007 is as follows (in thousands):

                                     2008      2007
                                   -------   -------
Available for sale - Current:
Certificates of deposit            $ 8,774   $ 5,296
Available for sale - Noncurrent:
U.S. government obligations          7,514     7,475
                                   -------   -------
                                   $16,288   $12,771
                                   =======   =======

Certain of the Company's operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $7.5 million at June 30, 2008 and 2007, respectively. These are different from the escrow accounts described in Note 13. Accumulated unrealized losses associated with these investments were $0.07 million and $0.04 million at June 30, 2008 and 2007, respectively. The decline is considered temporary as the investments are required to be held to maturity under current statutory deposit requirements of the State of Tennessee.

NOTE 4 - CONCENTRATION OF RISK

During the years ended June 30, 2008, 2007 and 2006, approximately 57.6%, 88.8% and 93.7%, respectively, of the Company's revenues were derived from a single customer, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and Working Uninsured recipients. As discussed in Note 12 below, the non-renewal of the contract with TennCare will materially affect the profitability and financial stability of the Company.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits. Management has deemed this as a normal business risk.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at each June 30 consists of the following (in thousands):

                                                   2008      2007
                                                 -------   -------
Furniture and fixtures                           $   870   $   868
Equipment                                          1,462     1,273
Computer software                                    376       241
                                                 -------   -------
                                                   2,708     2,382
Less accumulated depreciation and amortization    (2,236)   (2,025)
                                                 -------   -------
                                                 $   472   $   357
                                                 =======   =======

NOTE 6 - MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $2.6 million and $0.6 million at June 30, 2008 and 2007, respectively, for unpaid claims and medical claims incurred by enrollees. The medical claims liability incurred through fiscal 2008 represents the liability for services that have been performed by providers for the Company's Medicare Advantage members. Included in the incurred losses related to the current year are medical claims reported to UAHC-TN as well as claims that have been incurred but not yet reported to IT, or "IBNR". The IBNR component is primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors. As the Company gains more claims experience for our Medicare Advantage members, less reliance will be placed on medical cost estimates based on historical data provided by CMS. The IBNR reserve estimated at June 30, 2008 and 2007 was derived by an independent actuarial analysis. Each period, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company will increase or decrease the amount of the estimates, and include the changes in medical expenses in the period in which the change is identified. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2008 and 2007.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

The following table provides a reconciliation of the unpaid claims as of June 30, 2008, 2007 and 2006 (in thousands):

                                                  2008     2007
                                                 ------   ------
Balance at beginning of fiscal year              $  576   $  156
                                                 ------   ------
Incurred losses related to current fiscal year    7,453      745
Incurred losses related to prior fiscal year        181      (45)
                                                 ------   ------
Total losses incurred                             7,634      700
Paid claims related to current fiscal year        3,755      280
Paid claims related to prior fiscal year          1,892       --
                                                 ------   ------
Total paid claims                                 5,647      280
                                                 ------   ------
Balance at end of fiscal year                    $2,563   $  576
                                                 ======   ======

NOTE 7 - INCOME TAXES

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

                                 2008     2007     2006
                                ------   ------   ------
Income taxes:
Current expense                 $  190   $   63   $  141
Deferred expense (benefit)         517     (551)     249
Change in valuation allowance    1,433      551     (249)
                                ------   ------   ------
                                $2,140   $   63   $  141
                                ======   ======   ======

A reconciliation of the provision for income taxes for each year ended June 30 follows (in thousands):

                                                    2008     2007    2006
                                                   ------   -----   -----
Income tax expense at the statutory tax rate       $ (647)  $(358)  $ 515
State and city income tax, net of federal benefit     136      22      73
Permanent differences                               1,186      15       9
Change in valuation allowance                       1,433     551    (249)
True ups and other, net                                32    (167)   (207)
                                                   ------   -----   -----
                                                   $2,140   $  63   $ 141
                                                   ======   =====   =====

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

Management considers the scheduled reversals of deferred taxes, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences as of June 30, 2008. The Company's valuation allowance has been increased given that its subsidiary, UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), will cease providing managed care services in the TennCare West Grand Region of Tennessee when its present TennCare contract expires as further discussed in Note 12 below. During fiscal 2008, the Company recorded deferred tax expense of $2.0 million.

As of June 30, 2008, the net operating loss carryforwards for federal income tax purposes expire from 2011 to 2021. Components of the Company's deferred tax assets and liabilities at each June 30 are (in thousands):

                                                              2008      2007
                                                            -------   -------
Deferred tax assets
   Accrued rent                                             $    30   $    46
   Bad debt expense                                              --        93
   Write down of investment                                      --     1,360
   Deferred/accrued compensation                                202       185
   Net operating loss carryforward of consolidated losses     1,973     2,942
   Capital loss carryforward                                  1,360        --
   Alternative minimum tax credit carryforward                  677       679
   Property and equipment                                        15        27
   Medical claims payable                                     1,049       158
   Provision for claims audit and other commitment               --       519
   Stock awards                                                 385       199
                                                            -------   -------
Total gross deferred tax assets                               5,691     6,208
   Valuation allowance                                       (5,691)   (4,258)
Total gross deferred tax liabilities                             --        --
                                                            -------   -------
   Net deferred tax asset                                   $    --   $ 1,950
                                                            =======   =======

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

NOTE 8 - PRIVATE PLACEMENT

In a December 13, 2006 private placement transaction, the Company raised gross proceeds of $6.50 million through the sale of 1,000,000 newly issued shares of its common stock to certain institutional and other accredited investors at a price of $6.50 per share. The investors also received warrants to purchase 99,999 shares of the Company's common stock at an exercise price of $8.50 per share and expiring in December 2011. In addition, the Company agreed to pay the co-placement agents a transaction fee of $325,000 and warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $9.01 per share. The net proceeds from the private placement were to be used principally for start-up costs associated with the Company's Tennessee subsidiary's new Medicare Advantage contract with the Centers for Medicare & Medicaid Services, which became effective January 1, 2007. The remainder was to be used for working capital and general corporate purposes.

NOTE 9 - NON-RECURRING CHARGES

As a result of a state regulatory audit of UAHC-TN's processed claims, UAHC-TN was notified in late fiscal 2007 that UAHC-TN may have incorrectly received an overpayment of $1.1 million for medical claims as a result of a discrepancy in pricing methodology. As a result, UAHC-TN recorded a reserve of $1.1 million in the fourth quarter of fiscal 2007. In addition, based on a subsequent regulatory evaluation conducted by the Tennessee Department of Commerce and Insurance, it was determined that TennCare overpaid UAHC-TN $0.4 million in excess of UAHC-TN's statutory net worth requirement as of June 30, 2002 based on a 2002 contractual agreement further discussed in Note 12. The Company recorded a charge for this amount in the fourth quarter of fiscal 2007. These items have been reflected as "Provision for claims audit and other commitment" on our fiscal 2007 Consolidated Statement of Operations and recorded under accounts payable and accrued expenses on our Consolidated Balance Sheets. These amounts were paid during fiscal year 2008.

NOTE 10 - BENEFIT AND OPTION PLANS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective and since April 1, 2001, the Company has matched 50% of an employee's contribution up to 4% of the employee's salary. Expenses related to the 401(k) plan were $81,190, $80,930 and $55,757 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price which is the lesser of 85% of the fair market value of the shares on the first day or the last day of

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

the annual period. Employee contributions for each of the fiscal years ended June 30, 2008, 2007 and 2006 were $0, $2,428 and $7,775, respectively.

On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by 5 years to August 6, 2013. On November 5, 2004 the Company's shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 1,000,000 to 1,500,000 shares. On September 9, 1998, December 15, 1998, February 3, 1999, November 10, 1999, May 3, 2001 November 30, 2001, May 8, 2003, December 4, 2003, April 29, 2004, November 5, 2004, December
2, 2004, November 5, 2004, December 2, 2004, November 4, 2005, April 24, 2006,
November 3, 2006, February 22, 2007, November 2, 2007 and March 11, 2008 nonqualified options for a total of 325,000, 26,000, 5,000, 8,000, 50,000,
75,000, 25,000, 196,500, 280,000, 45,000, 153,000, 45,000, 153,000, 15,000,
200,500, 95,000, 50,600, 45,000 and 155,000 common shares, respectively, were granted under the amended and restated 1998 Plan. The exercise prices of the options range from $0.63 to $6.24.

On March 1, 2003, the Company granted nonqualified stock options for 100,000 common shares (outside the 1998 Plan) to the Company's President and CEO and reserved that number of common shares for issuance upon exercise of such options. Such options were fully exercised in November 2007.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

Information regarding the stock options outstanding at June 30, 2008, 2007 and 2006 are as follows (shares in thousands):

                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                 --------------------------------------------------------------------
                                             AVERAGE
                             WEIGHTED       REMAINING     NUMBER OF       WEIGHTED
                             AVERAGE       CONTRACTUAL      SHARES        AVERAGE
                 SHARES   EXERCISE PRICE       LIFE      EXERCISABLE   EXERCISE PRICE
                 ------   --------------   -----------   -----------   --------------
Options
outstanding at
June 30, 2005      902         $3.30        7.32 years          628         $2.84
Granted            216          2.89        9.80 years            3          2.10
Exercisable         --            --            --              115          4.11
Exercised          (40)         1.64            --              (40)         1.64
Expired             --            --            --               --            --
Forfeited         (124)         4.73            --               --            --
                 -----         -----        ----------         ----         -----
Options
outstanding at
June 30, 2006      954         $3.09        6.79 years          706         $3.12
Granted            146          5.98        8.10 years           16          6.05
Exercisable         --            --            --               76          3.14
Exercised          (44)         2.74            --              (44)         2.74
Expired             --            --            --               --            --
Forfeited          (42)         5.92            --               --            --
                 -----         -----        ----------         ----         -----
Options
outstanding at
June 30, 2007    1,014         $3.40        6.18 years          754         $3.20
Granted            200          1.94        9.64 years            4          2.85
Exercisable         --            --                            123          3.05
Exercised         (102)         1.18            --             (102)         1.18
Expired
Forfeited          (10)         2.95            --               --            --
                 -----         -----        ----------         ----         -----
Options
outstanding at
June 30, 2008    1,102         $3.35        6.46 years          779         $3.06

----------
Options for 15,300 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2008.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.5 million, $0.3 million and $0.3 million for fiscal 2008, 2007 and 2006, respectively.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2008, 2007, and 2006, depending on the date of issuance: dividend yield of 0%; expected volatility ranging from 29% to 66%; risk free interest rate ranging from 3.44% to 4.81%; and expected life ranging from 5.0 to
10.0 years. The options have terms ranging from 5.0 to 10.0 years and typically vest quarterly over 3 years. Through March 2012, the total compensation expense is expected to be $0.7 million related to these options. The weighted average fair value for options granted during fiscal 2008 is $1.54.

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

NOTE 11 - LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through December 2010. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the years ended June 30, 2008, 2007 and 2006 totaled $0.3 million, $0.4 million and $0.4 million, respectively. Based on the current commitments, the Company estimates rent expense of $0.4 million for each of its fiscal years through 2011.

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

Through an amendment with an effective date of July 1, 2005, TennCare extended its contract with UAHC-TN through June 30, 2006 and implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which became at risk for losing up to 10% of administrative fee revenue and could receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the MRA for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.3 was recorded in fiscal 2006, $0.5 million was recorded in fiscal 2007, and $0.3 million was recorded in the second quarter of fiscal 2008. UAHC-TN also earned and received additional revenue of $1.4 million for fiscal 2007, representing a 9% bonus revenue payout, and the Company has recorded such additional MRA earnings in the third quarter of fiscal 2008, when UAHC-TN was notified by TennCare of the amount. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

In September 2002, UAHC-TN and the State of Tennessee, doing business as TennCare, amended the Contractor Risk Agreement between them. Pursuant to the amendment, the State of Tennessee agreed to pay UAHC-TN up to $7.5 million as necessary to meet its statutory net worth requirement as of June 30, 2002. Pursuant to a further agreement with UAHC-TN in

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

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

On April 22, 2008 we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. UAHC-TN's TennCare members are expected to transfer to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract will only be earned through October 31, 2008. Revenue under this contract represented 57.6% and 88.8% of the Company's total revenues for the fiscal year ended June 30, 2008 and 2007, respectively. Management believes that the discontinuance of the TennCare contract will have a material impact on the Company's operations.

NOTE 13 - RESTRICTED ASSETS

Under two escrow agreements between the Company and TennCare on August 5, 2005 the Company funded two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recited that TennCare did not assert there had been any breach of UAHC-TN's TennCare contract and that the Company funded the escrow accounts as a show of goodwill and good faith in working with TennCare.

The larger escrow account, which has expired was in the original amount of $2,300,000 and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by an audit of all UAHC-TN processed claims. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from that account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the review by the Tennessee Department of Commerce and Insurance.

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

            UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

to the Company, except to the extent, if any, they are paid to TennCare to satisfy amounts determined to be owed to TennCare as provided in the escrow agreement.

NOTE 14 - UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the fiscal years ended June 30, 2008 and 2007 (in thousands, except per share data):

                                  THREE MONTHS ENDED
                      -------------------------------------------
                      SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,    TOTAL
                      ---------   --------   ---------   --------   --------
2008
Total revenues          $6,188     $7,048     $ 8,275    $ 6,697    $28,208
Net earnings (loss)         73        256      (3,770)      (601)    (4,042)
Net earnings (loss)
per common share
assuming dilution       $ 0.01     $ 0.03     $ (0.43)   $ (0.08)   $ (0.47)

2007
Total revenues          $4,174     $4,223     $ 4,550    $ 5,118    $18,065
Net earnings (loss)        332        228         (39)    (1,638)    (1,117)
Net earnings (loss)
per common share
assuming dilution       $ 0.04     $ 0.03     $ (0.00)   $ (0.19)   $ (0.14)

The net loss in the third quarter of fiscal 2008 is primarily attributable to the goodwill impairment charge and increase in the deferred tax asset valuation allowance recorded during the quarter. Please refer to Note 2 for further discussion.

The net loss in the fourth quarter of fiscal 2007 is primarily attributable to non-recurring charges recorded in the fourth quarter of fiscal 2007. Please refer to Note 9 for further discussion.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

NOTE 15 - SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations for fiscal 2008, 2007 and 2006 is as follows (in thousands):

                                    MANAGEMENT          HMO &         CORPORATE &   CONSOLIDATED
                                  COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
                                  -------------   ----------------   ------------   ------------
   2008

Revenues - external customers        $     --          $26,833         $     --       $ 26,833
Revenues - intersegment                15,696               --          (15,696)            --
Interest and other income                 452              923               --          1,375
                                     --------          -------         --------       --------
Total revenues                       $ 16,148          $27,756         $(15,696)      $ 28,208
                                     --------          -------         --------       --------
Interest expense                     $     --          $    --         $     --       $     --
Earnings (loss) from operations        (5,228)           1,186               --         (4,042)
Segment assets                         63,423           21,518          (54,144)        30,797
Purchase of equipment                     326               --               --            326
Depreciation and amortization             211               --               --            211

   2007

Revenues - external customers        $     --          $16,966         $     --       $ 16,966
Revenues - intersegment                14,162               --          (14,162)            --
Interest and other income                 398              701               --          1,099
                                     --------          -------         --------       --------
Total revenues                       $ 14,560          $17,667         $(14,162)      $ 18,065
                                     --------          -------         --------       --------
Interest expense                     $     --          $    --         $     --       $     --
Earnings (loss) from operations        (1,532)             415               --         (1,117)
Segment assets                         64,273           20,017          (50,522)        33,768
Purchase of equipment                     343               --               --            343
Depreciation and amortization             122               --               --            122

   2006

Revenues - external customers        $     --          $16,989         $     --       $ 16,989
Revenues - intersegment                15,161               --          (15,161)            --
Interest and other income                 191              934               --          1,125
                                     --------          -------         --------       --------
Total revenues                       $ 15,352          $17,923         $(15,161)      $ 18,114
                                     --------          -------         --------       --------
Interest expense                     $     --          $    --         $     --       $     --
Earnings from operations                  342            1,031               --          1,373
Segment assets                         60,386           16,116          (51,276)        25,226
Purchase of equipment                      95               --               --             95
Depreciation and amortization             128               --               --            128


(1) Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

NOTE 16 - RECENTLY ENACTED PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 161. In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. We are assessing the potential impact of this FSP on our convertible debt issuances.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We are assessing the potential impact of this FSP on our earnings per share calculation.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2008, 2007 AND 2006

In June 2008, FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF on our financial condition and results of operations.

                                  EXHIBIT INDEX

EXHIBIT                                                        INCORPORATED HEREIN BY             FILED
NUMBER    DESCRIPTION OF DOCUMENT                                  REFERENCE TO                 HEREWITH
-------   -------------------------------------   -------------------------------------------   --------
3.1       Restated Articles of Incorporation      Exhibit 3.1 to the Registrant's Form S-1
          of Registrant                           Registration Statement under the
                                                  Securities Act of 1933, as amended,
                                                  declared effective on April 23, 1991
                                                  ("1991 S-1")
3.1(a)    Certificate of Amendment to the         Exhibit 3.1(a) to 1991 S-1
          Articles of Incorporation of
          Registrant
3.2       Amended and Restated Bylaws of          Exhibit 3.2 to the Registrant's 1993
          Registrant                              Form 10-K
3.3       Amended and Restated Bylaws of          Exhibit 3.1 to Form 8-K filed June 25, 2008
          Registrant
4.1       Incentive and Non-Incentive Stock       Exhibit 4.1 to the Registrant's 1995
          Option Plan of Registrant effective     Form 10-K
          March 25, 1991, as amended
4.2       Form of Common Share Certificate        Exhibit 4.2 to the Registrant's 1995
                                                  Form 10-K
4.3       Form of Common Stock Purchase           Exhibit 4.1 to Form 8-K filed December 15,
          Warrant dated as of December 13,        2006
          2006, issued by the Company
4.4       Form of Registration Rights             Exhibit 10.2 to Form 8-K filed December 15,
          Agreement dated as of December 13,      2006
          2006 among United American
          Healthcare Corporation and certain
          investors
10.1      Employees' Retirement Plan for          Exhibit 10.1 to 1991 S-1
          Registrant dated May 1, 1985, with
          First Amendment thereto and Summary
          Plan Description therefore
10.2      Management Agreement between            Exhibit 10.2 to 1991 S-1
          Michigan Health Maintenance
          Organization Plans, Inc. and
          Registrant dated March 15, 1985, as

EXHIBIT                                                      INCORPORATED HEREIN BY               FILED
NUMBER    DESCRIPTION OF DOCUMENT                                REFERENCE TO                   HEREWITH
-------   -------------------------------------   -------------------------------------------   --------
          amended June 12, 1985
10.3      Management Agreement between U.A.       Exhibit 10.3 to 1991 S-1
          Health Care Corporation and
          Personal Physician Care, Inc. dated
          March 18, 1987
10.4      Amendment dated February 16, 1993       Exhibit 10.5 to the Registrant's 1995
          to Management Agreement between         Form 10-K
          United American Healthcare
          Corporation and Personal Physician
          Care, Inc. dated March 18, 1987
10.5      Amendment dated June 16, 1994 to        Exhibit 10.4 to the Registrant's 1994
          Management Agreement between U.A.       Form 10-K
          Health Care Corporation and
          Personal Physician Care, Inc. dated
          March 18, 1987
10.6      Management Agreement between            Exhibit 10.5 to Registrant's 1994 Form 10-K
          OmniCare Health Plan, Inc. and
          United American of Tennessee, Inc.
          dated February 2, 1994
10.7      Management Agreement between            Exhibit 10.6 to Registrant's 1994 Form 10-K
          UltraMedix Health Care Systems,
          Inc. and United American of
          Florida, Inc. dated February 1, 1994
10.8      Amendment dated September 4, 1995       Exhibit 10.9 to the Registrant's 1995
          to Management Agreement between         Form 10-K
          UltraMedix Healthcare Systems, Inc.
          and United American of Florida,
          Inc. dated February 1, 1995
10.9      Amendment dated September 20, 1995      Exhibit 10.10 to Registrant's 1995
          to Management Agreement between         Form 10-K
          UltraMedix Health Care Systems,
          Inc. and United

EXHIBIT                                                       INCORPORATED HEREIN BY              FILED
NUMBER    DESCRIPTION OF DOCUMENT                                 REFERENCE TO                  HEREWITH
-------   -------------------------------------   -------------------------------------------   --------
          American of Florida, Inc. dated
          February 1, 1995
10.10     Lease Agreement between 1155            Form 8-K filed August 8, 1991
          Brewery Park Limited Partnership
          and Registrant dated July 24, 1991,
          effective May 1, 1992
10.11     Amendment dated December 8, 1993 to     Exhibit 10.8 to the Registrant's 1994
          Lease agreement between 1155            Form 10-K
          Brewery Park Limited Partnership
          and Registrant dated July 24, 1991
10.12     Amendment dated April 15, 1993 to       Exhibit 10.13 to Registrant's 1995
          Lease Agreement between 1155            Form 10-K
          Brewery Park Limited Partnership
          and Registrant dated July 24, 1991
10.13     Lease Agreement between Baltimore       Exhibit 10.7 to the Registrant's 1993
          Center Associates Limited               Form 10-K
          Partnership and Corporate
          Healthcare Financing, Inc. dated
          August 24, 1988, as amended April
          12, 1993, effective the later of
          May 1, 1993 or the date premises
          are ready for occupancy
10.14     Amendment dated May 11, 1994            Exhibit 10.11 to the Registrant's 1994
          (effective June 30, 1994) to Lease      Form 10-K
          agreement between Baltimore Center
          Associates Limited Partnership and
          Corporate Healthcare Financing, Inc
10.15     Lease Agreement between CLW Realty      Exhibit 10.2 to Registrant's 1994 Form 10-K
          Asset Group, Inc., as agent for The

EXHIBIT                                                      INCORPORATED HEREIN BY               FILED
NUMBER    DESCRIPTION OF DOCUMENT                                REFERENCE TO                   HEREWITH
-------   -------------------------------------   -------------------------------------------   --------
          Prudential Insurance Company of
          America and United American of
          Florida dated May 31, 1994,
          effective June 1, 1994
10.16     Lease Agreement between Fleming         Exhibit 10.3 to Registrant's 1994 Form 10-K
          Companies, Inc. and United American
          of Tennessee dated June 30, 1994,
          effective the date premises are
          ready for occupancy
10.17     Lease Agreement between                 Exhibit 10.19 to Registrant's 1995
          International Business Machines         Form 10-K
          Corporation and Registrant dated
          August 29, 1994
10.18     Amended and Restated Line of Credit     Exhibit 10.20 to Registrant's 1995
          Facility Agreement between Michigan     Form 10-K
          National Bank and Registrant dated
          March 14, 1995
10.19     Promissory notes between Michigan       Exhibit 10.9 to the Registrant's 1993
          National Bank and Registrant dated      Form 10-K
          August 26, 1993
10.20     Asset Purchase Agreement between        Form 8-K filed May 24, 1993 and Form 8-K/A
          CHF, Inc., Healthcare Plan              filed July 21, 1993
          Management, Inc., CHF-HPM Limited
          Partnership, Louis J. Nicholas and
          Keith B. Sullivan and Registrant
          dated May 7, 1993
10.21     Loan and Security Agreement between     Exhibit 10.18 to Registrant's 1994
          UltraMedix Health Care Systems,         Form 10-K
          Inc. and United American of Florida
          dated February 1, 1994
10.22     Amendment dated June 13, 1995 to        Exhibit 10.26 to Registrant's 1995
          the Loan and Security Agreement         Form 10-K
          between

EXHIBIT                                                      INCORPORATED HEREIN BY              FILED
NUMBER    DESCRIPTION OF DOCUMENT                                REFERENCE TO                   HEREWITH
-------   -------------------------------------   -------------------------------------------   --------
          UltraMedix Care Systems, Inc. and
          United American of Florida, Inc.
          dated February 1, 1994
10.23     Form of Stock Transfer Services         Exhibit 10.19 to Registrant's 1994
          Agreement between Huntington            Form 10-K
          National Bank and Registrant
10.24     Employment Agreement between Julius     Exhibit 10.15 to 1991 S-1
          V. Combs, M.D. and Registrant dated
          March 15, 1991
10.25     Employment Agreement between Ronald     Exhibit 10.16 to 1991 S-1
          R. Dobbins and Registrant dated
          March 15, 1991
10.26     Employment Agreement between Louis      Exhibit 10.22 to Registrant's 1994
          J. Nicholas and Corporate               Form 10-K
          Healthcare Financing, Inc. dated
          May 7, 1993
10.27     First Amendment to Contingent Note      Form 10-Q for the Quarter Ended March 31,
          Promissory Note between CHF-HPM         1996, filed May 14, 1996
          Limited Partnership and the
          Registrant
10.28     Acquisition of majority interest in     Form 8-K filed April 19, 1996
          OmniCare Health Plan, Inc. of
          Tennessee and UltraMedix Healthcare
          Systems, Inc.
10.29     Injured Workers' Insurance Fund         Form 10-K/A filed October 14, 1996, as
          Contract No. IWIF 9-96 Managed Care     amended
          Contract with Statutory Benefits
          Management Corporation dated
          June 19, 1996
10.30     Ernst & Young LLP Report of             Exhibit 10.30 to Registrant's 1998
          Independent Auditors as of June 30,     Form 10-K
          1996

EXHIBIT                                                   INCORPORATED HEREIN BY                  FILED
NUMBER    DESCRIPTION OF DOCUMENT                               REFERENCE TO                    HEREWITH
-------   -------------------------------------   -------------------------------------------   --------
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

          Agreement from Michigan National Bank
          dated May 6, 1999
10.52     Provider Contract between Urban         Exhibit 10.52 to Registrant's 1999
          Hospital Care Plus and Registrant       Form 10-K
          dated April 1, 1999
10.53     Assignment and Assumption of            Exhibit 10.53 to Registrant's 1999
          Subleases and Security Deposits         Form 10-K
          between International Business
          Machines Corporation and Registrant
          dated September 9, 1999
10.54     Business Loan Agreement between         Exhibit 10.54 to Registrant's 2001
          Registrant and Michigan National        Form 10-K
          Bank dated September 25, 2000
10.55     Promissory Note of Registrant to        Exhibit 10.55 to Registrant's 2001
          Michigan National Bank dated            Form 10-K
          September 25, 2000
10.56     Security Agreement between              Exhibit 10.56 to Registrant's 2001
          Registrant and Michigan National        Form 10-K
          Bank dated September 25, 2000
10.57     Amendment of Business Loan Agreement    Form 10-Q for the Quarter Ended December
          with Standard Federal Bank N.A.,        31, 2001, filed February 14, 2002
          dated November 29, 2001 and
          effective September 30, 2001.
10.58     Amended and Restated Promissory Note    Form 10-Q for the Quarter Ended December
          to Standard Federal Bank N.A., dated    31, 2001, filed February 14, 2002
          November 29, 2001 and effective
          September 30, 2001.
10.59     Amendment to Management Agreement       Form 10-Q for the Quarter Ended December
          with OmniCare Health Plan dated         31, 2001, filed February 14, 2002
          December 14, 2001 and effective
          August 1, 2001.
10.60     Amendment of Business Loan Agreement    Exhibit 10.60 to Registrant's 2002
          with Standard Federal Bank N.A.,         Form 10-K
          dated October 11, 2002

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

          30, 1997, from Grant Thornton LLP
16.2      Concurring Letter regarding change      Form 8-K/A filed November 12, 1997
          in Certifying Accountants dated
          November 12, 1997, from Grant
          Thornton LLP
16.3      Concurring Letter regarding change      Form 8-K/A filed November 12, 1997
          in Certifying Accountants dated
          November 12, 1997, from Ernst &
          Young LLP
16.4      Concurring Letter regarding change      Form 8-K filed January 20, 1998
          in Certifying Accountants dated
          January 16, 1998, from Arthur
          Andersen LLP
16.5      Letter of KPMG LLP dated March 5,       Form 8-KA filed March 10, 2003
          2003 to the Securities and Exchange
          Commission.
16.6      Letter dated November 22, 2004, from    Form 8-K filed November 22, 2004
          Follmer Rudzewicz PLC to the
          Securities and Exchange Commission
21        Subsidiaries of the Registrant
23.1      Consent of Registered Independent                                                        *
          Public Accounting Firm
31.1      Certification of Chief Executive                                                         *
          Officer under Section 302 of the
          Sarbanes-Oxley Act of 2002
31.2      Certification of Chief Financial                                                         *
          Officer under Section 302 of the
          Sarbanes-Oxley Act of 2002
32.1      Certification of Chief Executive                                                         *
          Officer Pursuant to 18 U.S.C.
          Section 1350
32.2      Certification of Chief Financial                                                         *
          Officer Pursuant to 18 U.S.C.
          Section 1350
99.1      Press Release dated January 12, 1998    Form 8-K filed January 20, 1998

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