Form 10-Q
period 2008-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2008-11-04
CIK 867963

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF OCTOBER 31, 2008 IS 8,734,214.

As filed with the Securities and Exchange Commission on November 4, 2008.

================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements:
                 Condensed Consolidated Balance Sheets - September 30,
                    2008 and June 30, 2008...............................      2
                 Condensed Consolidated Statements of Operations - Three
                    months ended September 30, 2008 and 2007.............      3
                 Condensed Consolidated Statements of Cash Flows -Three
                    months ended September 30, 2008 and 2007.............      4
                 Notes to the Unaudited Condensed Consolidated Financial
                    Statements...........................................      5

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................     15

         Item 3. Quantitative and Qualitative Disclosures about Market
                    Risk.................................................     19

         Item 4. Controls and Procedures.................................     19

PART II. OTHER INFORMATION
         Item 5. Other Information.......................................     20

         Item 6. Exhibits................................................     24

SIGNATURES...............................................................     25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   SEPTEMBER 30,   JUNE 30,
                                                        2008         2008
                                                   -------------   --------
                                                    (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                          $10,081      $10,713
   Marketable securities                                9,161        8,774
   Accounts receivable - State of Tennessee, net        1,088        1,093
   Interest receivable                                    218          551
   Other receivables                                      419          374
   Prepaid expenses and other                             212          299
                                                      -------      -------
      Total current assets                             21,179       21,804
Property and equipment, net                               411          472
Marketable securities                                   7,562        7,514
Restricted assets                                         421          421
Other assets                                              586          586
                                                      -------      -------
      Total assets                                    $30,159      $30,797
                                                      =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                             $ 2,362      $ 2,563
   Accounts payable and accrued expenses                1,351        1,726
   Accrued compensation and related benefits              488          896
   Accrued rent                                            78           90
   Other current liabilities                            1,220        1,183
                                                      -------      -------
      Total current liabilities                         5,499        6,458
                                                      -------      -------
Total liabilities                                       5,499        6,458
   Commitments and contingencies
   Shareholders' equity
      Preferred stock, 5,000,000 shares
        authorized; none issued
      Common stock, no par, 15,000,000 shares
        authorized;  8,734,214 issued and
        outstanding both at September 30, 2008
        and June 30, 2008                              18,558       18,558
   Paid in capital - stock options                      1,252        1,153
   Warrants                                               444          444
   Retained earnings                                    4,451        4,261
   Accumulated other comprehensive loss, net of
      deferred federal income taxes                       (45)         (77)
                                                      -------      -------
   Total shareholders' equity                          24,660       24,339
                                                      =======      =======
      Total liabilities and shareholders' equity      $30,159      $30,797
                                                      =======      =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               -------------------
                                                2008         2007
                                               ------      -------
REVENUES
   Fixed administrative fees                   $3,423      $3,706
   Medical premiums                             2,862       2,082
   Interest and other income                      208         400
                                               ------      ------
      Total revenues                            6,493       6,188
EXPENSES
   Medical expenses                             2,523       1,864
   Marketing, general and administrative        3,639       4,191
   Depreciation and amortization                   61          40
                                               ------      ------
      Total expenses                            6,223       6,095
                                               ------      ------
Earnings from operations before income taxes      270          93
   Income tax expense                              80          20
                                               ------      ------
      NET EARNINGS                             $  190      $   73
                                               ======      ======
NET EARNINGS PER COMMON SHARE - BASIC
   Net earnings per common share               $ 0.02      $ 0.01
                                               ======      ======
   Weighted average shares outstanding          8,734       8,589
                                               ======      ======
NET EARNINGS PER COMMON SHARE - DILUTED
   Net earnings per common share               $ 0.02      $ 0.01
                                               ======      ======
   Weighted average shares outstanding          8,753       8,800
                                               ======      ======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                ------------------
                                                                  2008       2007
                                                                --------   -------
OPERATING ACTIVITIES
   Net earnings                                                 $    190   $    73
   Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                   61        40
      Stock compensation                                              99       129
   Net changes in other operating assets and liabilities            (579)      849
                                                                --------   -------
         Net cash provided by (used in) operating activities        (229)    1,091
INVESTING ACTIVITIES
   Proceeds from maturity/redemption of marketable securities      9,925     1,500
   Purchase of marketable securities                             (10,328)   (1,546)
   Purchase of property and equipment                                 --      (111)
                                                                --------   -------
         Net cash used in investing activities                      (403)     (157)
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                            --         6
                                                                --------   -------
         Net cash provided by financing activities                    --         6
                                                                --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (632)      940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  10,713     8,932
                                                                --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 10,081   $ 9,872
                                                                ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                            $     38   $    20
   Unrealized gain on investments                                     32        66

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2008 AND 2007

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended September 30, 2008 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are summarized as follows (in thousands):

                                    Three months ended
                                       September 30,
                                   -------------------
                                       2008   2007
                                       ----   ----
Net earnings                           $190   $ 73
Unrealized holding gains, net of
   deferred federal income taxes         32     66
                                       ----   ----
Comprehensive income                   $222   $139
                                       ====   ====

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

The components of accumulated other comprehensive income, included in shareholders' equity at September 30, 2008 and June 30, 2008, include net unrealized holding gains and losses, net of deferred federal income taxes.

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

The Company's effective tax rate for the three months ended September 30, 2008 is 30% and differs from the statutory rate of 34%. This difference is primarily related to the change in the valuation allowance.

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" - an interpretation of SFAS No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective July 1, 2007. There was no adjustment required to retained earnings as the Company was not aware of any material tax position taken or expected to be taken in a tax return in which the tax law is subject to varied interpretations.

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured recipients, implemented an 18-month stabilization program, which entailed changes to TennCare's contracts with managed care organizations ("MCOs"), including the Company's subsidiary, UAHC Health Plan of

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

Tennessee, Inc. ("UAHC-TN"). During that period, MCOs were generally compensated for administrative services only (commonly called ASO), earned fixed administrative fees and were not at risk for medical costs. TennCare extended the ASO reimbursement system applicable to UAHC-TN through several contractual amendments effective through June 30, 2005.

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which thereby were at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the MRA for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.3 million was recorded in fiscal 2006, $0.5 million was recorded in fiscal 2007, and $0.3 million was recorded in the second quarter of fiscal 2008. UAHC-TN also earned and received additional revenue of $1.4 million for fiscal 2007, representing a 9% bonus revenue payout, and the Company has recorded such additional MRA earnings in the third quarter of fiscal 2008, when UAHC-TN was notified by TennCare of the amount. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

On April 22, 2008, the Company learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Revenue under this contract represented 53% and 60% of the Company's total revenues for the three months ended September 30, 2008 and 2007, respectively. Total costs related to this contract discontinuance are estimated to range between $4.6 million - $6.6 million, which includes claim processing costs, employee severance, lease termination costs and other corporate general administrative expenses beginning November 2008 through June 2009. Management believes that the discontinuance of the TennCare contract will have a material impact on the Company's operations.

As a result of the contract expiration as discussed above, the Company's deferred tax valuation allowance was increased during fiscal 2008. In the third quarter of fiscal 2008, the Company recorded deferred tax expense of $1.5 million. Also, management assessed the previously recorded goodwill of $3.5 million and determined that such amount was impaired in accordance with SFAS No.
142. As a result, the Company recorded a goodwill impairment charge of $3.5 million also during the third quarter of fiscal 2008.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

NOTE 6 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.1 million for the three months ended September 30, 2008 and 2007, respectively.

NOTE 7 - RESTRICTED ASSETS

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

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

NOTE 8 - MEDICARE CONTRACT

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2008, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of October 31, 2008, there were approximately 806 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan.

NOTE 9 - FAIR VALUE

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS 159 on July 1, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS 157 related to financial assets and financial liabilities on July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of SFAS. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until July 1, 2009.

Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

     Level 1 -- Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

     Level 2 -- Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

     Level 3 -- Inputs reflected management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Determining which hierarchical level an asset or liability falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of September 30, 2008:

                                            FAIR VALUE MEASUREMENTS
                                      ------------------------------------
                                      LEVEL 1   LEVEL 2   LEVEL 3    TOTAL
                                      -------   -------   -------   ------
Assets
   Marketable Securities-short-term    $9,161     $--       $--     $9,161
   Marketable Securities- long-term    $7,562     $--       $--     $7,562
Liabilities                            $   --     $--       $--     $   --

We classified our marketable securities as available-for-sale which were reported at fair market value. Unrealized gains and losses, to the extent such losses are considered temporary in nature, are included in Accumulated Other Comprehensive Loss, net of applicable taxes. At such time as the decline in fair market value and the related unrealized loss is determined to be a result of impairment of the underlying instrument, the loss is recorded as a charge to earnings. Fair values for marketable securities are based upon market prices.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

NOTE 10 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the three-month periods ended September 30, 2008 and 2007, is as follows (in thousands):

                                    MANAGEMENT          HMO &         CORPORATE &   CONSOLIDATED
                                  COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
                                  -------------   ----------------   ------------   ------------
THREE MONTHS ENDED
SEPTEMBER 30, 2008
Revenues - external customers        $    --           $ 6,285         $     --        $ 6,285
Revenues - intersegment                3,261                --           (3,261)            --
Interest and other income                 93               115               --            208
                                     -------           -------         --------        -------
Total revenues                       $ 3,354           $ 6,400         $ (3,261)       $ 6,493
                                     =======           =======         ========        =======
Interest expense                     $    --           $    --         $     --        $    --
Earnings (loss) from operations          922              (732)              --            190
Cash                                   3,508             6,573               --         10,081
Marketable securities                  3,988             5,173               --          9,161
Segment assets                        62,286            20,595          (52,722)        30,159
Purchase of equipment                     --                --               --             --
Depreciation and amortization             61                --               --             61
                                     -------           -------         --------        -------
THREE MONTHS ENDED
SEPTEMBER 30, 2007
Revenues - external customers        $    --           $ 5,788         $     --        $ 5,788
Revenues - intersegment                3,447                --           (3,447)            --
Interest and other income                129               271               --            400
                                     -------           -------         --------        -------
Total revenues                       $ 3,576           $ 6,059         $ (3,447)       $ 6,188
                                     =======           =======         ========        =======
Interest expense                     $    --           $               $     --        $    --
Earnings (loss) from operations         (376)              449               --             73
Cash                                   3,604             6,268               --          9,872
Marketable securities                  2,806             2,537               --          5,343
Segment assets                        64,710            19,332          (50,806)        33,236
Purchase of equipment                    111                --               --            111
Depreciation and amortization             40                --               --             40
                                     -------           -------         --------        -------

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

NOTE 11 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS 161.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

In May, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The application of SFAS 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS Statement No. 60 ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2010. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on its convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                           SEPTEMBER 30, 2008 AND 2007

equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on its earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF on its financial condition and results of operations.

NOTE 12 - SUBSEQUENT EVENT

The Company has entered into retention and severance agreements with each of the Company's named executive officers, William C. Brooks, Stephen D. Harris and Stephanie Dowell, to incentivize their continued service to the Company. These agreements (each a "Retention Agreement") were dated and effective as of October 30, 2008, the date on which the agreements were approved by our Board of Directors. See "Item 5. Other Information" below for a detailed description of each agreement.

In additiion, the Company entered into severance agreements with other employees. As of September 30, 2008, the Company had accrued $0.04 million related to these severance payments.

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

The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), a managed care organization ("MCO") which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee, Bureau of TennCare ("TennCare"), to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. As of September 30, 2008, there were approximately 96,899 TennCare enrollees in UAHC-TN.

On April 22, 2008 we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. (See Note 5 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above.) UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. Revenue under this contract represented 53% of the Company's total revenues for the three months ended September 30, 2008. Total costs related to this contract discontinuance are estimated to range between $4.6 million - $6.6 million, which includes claim processing costs, employee severance, lease termination costs and other corporate general administrative expenses beginning November 2008 through June 2009.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2008, after which the contract may be renewed for successive one-year periods in accordance with its terms. As of October 31, 2008 there were approximately 806 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan ("our MA-SNP").

The total number of employees of the Company at November 1, 2008 was 41 compared to 115 at November 1, 2007. As a result of the impending expiration of the TennCare contract, management expects a substantial decrease in the total number of employees.

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2007

Total revenues increased $0.3 million (5%) to $6.5 million for the three months ended September 30, 2008, compared to $6.2 million for the three months ended September 30, 2007. The increase was principally due to an increase in our MA-SNP revenues and variable administrative fees offset by a decrease in TennCare revenues primarily due to a decrease in TennCare enrollees.

Fixed administrative fees related to TennCare's ASO program (as described under the heading "Liquidity and Capital Resources" below) were $3.4 million for the three months ended September 30, 2008, a decrease of $0.3 million (8%) from $3.7 million for the three months ended September 30, 2007. The decrease is principally due to a decrease in TennCare enrollees.

Our MA-SNP medical premiums revenues were $2.9 million for the three months ended September 30, 2008 compared to $2.1 million for the three months ended September 30, 2007. The increase of $0.8 million is attributable to the increase in MA-SNP enrollees.

Our MA-SNP per member per month ("PMPM") premium rate for the three months ended September 30, 2008 was $1,216.

Total expenses increased $0.1 million to $6.2 million for the three months ended September 30, 2008 as compared to $6.1 million for the three months ended September 30, 2007. The increase in medical expenses related to the MA-SNP was offset by a decrease in marketing, general and administrative expenses.

Medical expenses for our MA-SNP were $2.5 million for the three months ended September 30, 2008 compared to $1.9 million for the three months ended September 30, 2007. The increase in medical expenses is attributable to the growth in our MA-SNP activity. The ratio of such medical expenses to medical premiums revenues for our MA-SNP, expressed as a percentage -- the medical loss ratio ("MLR") -- was 88.1% for the three months ended September 30, 2008.

Marketing, general and administrative expenses decreased $0.6 million (13%) to $3.6 million for the three months ended September 30, 2008 from $4.2 million for the three months ended September 30, 2007. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the TennCare contract expiration.

Depreciation and amortization expense was $0.06 million for the three months ended September 30, 2008, a $0.02 million increase from $0.04 million for the three months ended September 30, 2007.

Income tax expense was $0.08 million for the three months ended September 30, 2008 compared to $0.02 million for the three months ended September 30, 2007. The Company's effective tax rate for the three months ended September 30, 2008 is 30% and differs from the statutory rate of 34%. This difference is primarily related to the change in the valuation allowance.

Income before income taxes was $0.3 million for the first fiscal quarter ended September 30, 2008 compared to income before income taxes of $0.09 million for the quarter ended September 30, 2007.

Net income was $0.2 million, or $0.02 per basic share, for the quarter ended September 30, 2008, compared to net income of $0.07 million, or $0.01 per basic share, for the quarter ended September 30, 2007. The increase is primarily due to the increase in overall revenue resulting from our MA-SNP and the decrease in marketing, general and administrative expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had (i) cash and cash equivalents and short-term marketable securities of $19.2 million, compared to $19.5 million at June 30, 2008; (ii) working capital of $15.7 million, compared to working capital of $15.3 million at June 30, 2008; and (iii) a current assets-to-current liabilities ratio of 3.85-to-1, compared to 3.85-to-1 at June 30, 2008.

Cash used in operating activities of $0.2 million was primarily due to increased labor related payments such as accrued vacation, resulting from the termination of the TennCare contract. (See Note 5 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above.)

Cash decreased $0.6 million for the three months ended September 30, 2008, compared to an increase of $0.9 million for the comparable period a year earlier. The decrease was principally due to increased net purchases of marketable securities and the timing of medical claims payments.

Accounts receivable from the State of Tennesee changed slightly at September 30, 2008 compared to June 30, 2008, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.06 million at September 30, 2008 compared to June 30, 2008, due to recording depreciation of $0.06 million.

The Company's wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.1 million at September 30, 2008. UAHC-TN had excess statutory net worth of approximately $7.5 million at September 30, 2008.

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

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which thereby were at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks. UAHC-TN received notice from TennCare that it earned additional revenue of $1.1 million for its performance under the MRA for fiscal 2006, representing a 7% bonus revenue payout. Such additional revenue has been recorded, of which $0.3 was recorded in fiscal 2006, $0.5 million was recorded in fiscal 2007, and $0.3 million was recorded in the second quarter of fiscal 2008. UAHC-TN also earned and received additional revenue of $1.4 million for fiscal 2007, representing a 9% bonus revenue payout, and the Company has recorded such additional MRA earnings in the third quarter of fiscal 2008, when UAHC-TN was notified by TennCare of the amount. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.

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

On April 22, 2008, the Department of Finance and Administration of the State of Tennessee, Bureau of TennCare, disclosed its decision to award new TennCare contracts to two named organizations, not including the Company's subsidiary, UAHC-TN, as the culmination of TennCare's selection process pursuant to its Request for Proposals for managed care services to be provided in the West Grand Region of Tennessee. Consequently, UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN will perform its remaining contractual obligations through its TennCare contract expiration of June 30, 2009. Revenue under this contract represented 53% of the Company's total revenues for the three months ended September 30, 2008. Total costs related to this contract discontinuance are estimated to range between $4.6 million - $6.6 million, which includes claim processing costs, employee severance, lease termination costs and other corporate general administrative expenses beginning November 2008 through June 2009. As of September 30, 2008, there were approximately 96,899 TennCare enrollees in UAHC-TN. Management believes that the discontinuance of the TennCare contract will have material impact on the Company's operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2008, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of September 30, 2008. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

                              AMENDMENTS TO BYLAWS

On October 30, 2008, our Board of Directors adopted amendments to three provisions of our Amended and Restated Bylaws pertaining to one of our officer positions - the chief executive officer ("CEO"). The amendments will become effective upon the election of a new director at our 2008 annual meeting of shareholders, scheduled to be held on November 7, 2008. As a result of the amendments, when effective, our Bylaws will no longer require that our CEO must be a director of United American Healthcare Corporation (Article V, Section 1), will no longer provide that our CEO is a member of our Executive Committee (Article IV, Section 3), and will no longer entitle our CEO to call special meetings of our Board (Article III, Section 7).

The Amended and Restated Bylaws of United American Healthcare Corporation, effective as of the time stated above, are filed herewith as Exhibit 3.4 and incorporated herein by reference. The above descriptions of provisions of the Amended and Restated Bylaws are qualified in their entirety by reference to the Amended and Restated Bylaws.

                    ENTRY INTO MATERIAL DEFINITIVE AGREEMENTS

Retention and Severance Agreements

United American Healthcare Corporation (the "Company") has entered into Retention and Severance Agreements with each of the Company's named executive officers, William C. Brooks, Stephen D. Harris and Stephanie Dowell (each an "Executive"), to incentivize their continued service to the Company. These agreements (each a "Retention Agreement") were dated and effective as of October 30, 2008, the date on which the agreements were approved by our Board of Directors.

With respect to Mr. Brooks and Mr. Harris, in addition to any payments due under their current pay arrangements, the Retention Agreements provide that the Company will pay a Retention Payment of $320,000 and $184,000 to Mr. Brooks and Mr. Harris, respectively (equal to their current annual base salaries), provided that such Executive is still employed by the Company through a 2-year retention period ending October 30, 2010. A portion equal to 25% of such Executive's Retention Payment is to be paid to him in cash within 30 days after the earlier of (i) expiration of the existing contract between our subsidiary, UAHC Health Plan of Tennessee, Inc., and the State of Tennessee, Bureau of TennCare (currently scheduled for June 30, 2009), and (ii) the date the State of Tennessee releases statutory reserves currently required by such TennCare contract. Thereafter, the unpaid balance of such Executive's Retention Payment is to be paid to him in cash within 30 days after October 30, 2010.

With respect to Ms. Dowell (the chief executive officer of UAHC Health Plan of Tennessee, Inc., as well as our Vice President), in addition to any payments due under her current pay arrangement, her Retention Agreement provides that the Company will pay her a Retention Payment of $92,000 (equal to half of her current annual base salary), provided that she is still employed by the Company through a retention period ending January 1, 2009. Such Retention Payment is to be paid to Ms. Dowell in cash within 30 days after January 1, 2009. In addition, under her Retention Agreement the Company retains the option, in its sole discretion, to retain Ms. Dowell for an extended period beyond January 1, 2009, in which case the Company will award her an Additional Retention Payment, provided that she is still employed by the Company through the end of her extended retention period. Such Additional Retention Payment would equal a percentage of her current annual base salary, as determined by January 1, 2009 by our CEO or Compensation Committee based on the length of the extended retention period and other factors, as they may determine. This Additional Retention Payment is to be paid to Ms. Dowell in cash within 30 days after the end of her extended retention period.

If any of Mr. Brooks, Mr. Harris or Ms. Dowell is terminated for cause (as defined in his or her Retention Agreement), or voluntarily resigns from the Company, before the completion of such Executive's retention period (or her extended retention period, if applicable), such Executive's right to his or her Retention Payment (or her Additional Retention Payment, if applicable) will be forfeited. If such Executive separates from service with the Company on account of death or disability, or upon his or her Involuntary Separation From Service (as defined in his or her Retention Agreement) with the Company other than for cause, before the end of his or her retention period (or her extended retention period, if applicable), the Executive, or his or her designated beneficiary, as applicable, is entitled to his or her Retention Payment (or Additional Retention Payment) on a pro-rata basis.

In addition to the above described retention payments, the Retention Agreements provide that in the event of an Executive's Involuntary Separation From Service, other than for cause, that is not on account of a change-in-control event ("CIC Event"), Mr. Brooks, Mr. Harris and Ms. Dowell are entitled to a cash Severance Benefit equal to 12 months, 12 months or 6 months, respectively, of his or her base salary. This Severance Benefit will be payable every other Friday on the same schedule and in the same manner as his or her monthly compensation was paid while the Executive was employed by the Company. This Severance Benefit will be thus paid periodically beginning on the first payroll date of the seventh month immediately following the Executive's Separation From Service date.

The Retention Agreements also provide that in the event of an Executive's Separation From Service on account of a CIC Event, the Executive is entitled to the amount due under the Company's Supplemental Executive Retirement Plan (the "SERP") to be paid in a lump sum on the first day of the seventh month immediately following his or her Separation From Service date. Nothing in the Retention Agreements modifies the Executive's entitlement to benefits to which he or she is otherwise entitled under the SERP.

For purposes of this Agreement a "CIC Event" occurs when one person, or more than one person acting as a group, (i) acquires control of stock which, when combined with stock already held by such person or group, constitutes more than 50% of the total fair market or total voting power of the Company's stock ("Majority Control"), (ii) acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition of stock by such person or group, ownership of stock in the Company possessing 30% or more of the total voting power of the Company's stock ("Effective Control"), or (iii) acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group, Company assets having a gross market value equal to or greater than 40% of the total gross fair market value of the assets of the Company immediately before such acquisition or acquisitions.

In consideration for the foregoing payments, each Executive agrees to the non-competition, non-solicitation, non-disparagement, non-disclosure, confidentiality and other related provisions set forth in his or her Retention Agreement. In addition, the Executive will be required to execute a general release of claims against the Company in consideration for the severance payments described above.

The foregoing descriptions of the Retention Agreements do not purport to be complete and are qualified in their entirety by reference to the Retention and Severance Agreements with Mr. Brooks, Mr. Harris and Ms. Dowell, copies of which are filed as Exhibits 10.68, 10.69 and 10.70, respectively, hereto and incorporated herein by reference.

Director and Officer Indemnification Agreements

On October 30, 2008, the Board of Directors of United American Healthcare Corporation (the "Company") approved, and the Company executed, indemnification agreements for the benefit of each of its non-employee directors (Richard M. Brown, D.O., Darrel W. Francis, Tom A. Goss, Ronald E. Hall, Sr., Emmett S. Moten, Jr., and Eddie R. Munson), its officer-directors (William C. Brooks and Stephen D. Harris) and its non-director corporate officer (Stephanie Dowell). The indemnification agreements supplement indemnification provisions contained in the Company's Articles of Incorporation and Amended and Restated Bylaws.

In general, the indemnification agreements provide that the Company will indemnify each indemnitee to the fullest extent permitted under applicable law if the indemnitee was or is a party or threatened to be made a party to any threatened, pending or completed action, suit or proceeding of any kind, whether civil, criminal, administrative or investigative and whether formal or informal, by reason of the fact that the indemnitee is or was a director, officer, employee or agent of the Company or is or was serving at its request as a director, officer, employee or agent of another corporation (including a subsidiary), employee benefit plan or other enterprise, whether or not for profit, or by reason of anything done or not done by the indemnitee in any such capacity (collectively, "Covered Matters"). The indemnification agreements provide that such indemnification will cover all expenses, liabilities, judgments (including punitive and exemplary damages), penalties, fines (including excise taxes relating to employee benefit plans and civil penalties) and amounts paid in settlement which are incurred or imposed upon the indemnitee in connection with a Covered Matter (collectively, "Indemnified Amounts"). The indemnification agreements provide that the indemnitee will be indemnified for all Indemnified Amounts and the Company will defend the indemnitee against claims (including threatened claims and investigations) in any way related to the indemnitee's service as a director or officer, except if it is finally determined by the court of last resort (or by a lower court if not timely appealed) that (1) the payment is prohibited by applicable law or (2) the indemnitee engaged in intentional misconduct for the primary purpose of significant personal financial benefit through actions adverse to Company's and its shareholders' best interests.

In addition, the indemnification agreements provide for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by his or her indemnification agreement, provided that the indemnitee will repay any amounts actually advanced if it is determined that the indemnitee is not entitled to be indemnified against such expenses. The indemnification agreements also establish procedures for the defense of indemnifiable claims, generally require the Company to maintain director and officer insurance.

The foregoing description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the forms of the indemnification agreements, copies of which are filed as Exhibits 10.71, 10.72,
10.73 and 10.74 hereto and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

EXHIBIT NO.  DESCRIPTION
-----------  -----------
3.4          Amended and Restated Bylaws of United American Healthcare
             Corporation

10.68        Retention and Severance Agreement dated October 30, 2008, between
             United American Healthcare Corporation and William C. Brooks

10.69        Retention and Severance Agreement dated October 30, 2008, between
             United American Healthcare Corporation and Stephen D. Harris

10.70        Retention and Severance Agreement dated October 30, 2008, between
             United American Healthcare Corporation and Stephanie Dowell

10.71        Indemnification Agreement dated October 30, 2008, between United
             American Healthcare Corporation and William C. Brooks

10.72        Indemnification Agreement dated October 30, 2008, between United
             American Healthcare Corporation and Stephen D. Harris

10.73        Indemnification Agreement dated October 30, 2008, between United
             American Healthcare Corporation and Stephanie Dowell

10.74        Form of Indemnification Agreement dated October 30, 2008, between
             United American Healthcare Corporation and each of its non-employee directors

31.1         Certifications of Chief Executive Officer pursuant to Rule
             13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002

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

                                        UNITED AMERICAN HEALTHCARE CORPORATION


Dated: November 4, 2008                 By: /s/ William C. Brooks
                                            ------------------------------------
                                            William C. Brooks
                                            Chairman, President &
                                            Chief Executive Officer


Dated: November 4, 2008                 By: /s/ Stephen D. Harris
                                            ------------------------------------
                                            Stephen D. Harris
                                            Executive Vice President,
                                            Chief Financial Officer & Treasurer