Form 10-Q
period 2008-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2009-02-05
CIK 867963

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

THE NUMBER OF OUTSTANDING SHARES OF REGISTRANT'S COMMON STOCK AS OF JANUARY 30, 2009 IS 8,689,054.

As filed with the Securities and Exchange Commission on February 5, 2009.

================================================================================

                     UNITED AMERICAN HEALTHCARE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements:
           Condensed Consolidated Balance Sheets - December 31, 2008
              and June 30, 2008...........................................     2
           Condensed Consolidated Statements of Operations - Three months
              and six months ended December 31, 2008 and 2007.............     3
           Condensed Consolidated Statements of Cash Flows -Six months
              ended December 31, 2008 and 2007............................     4
           Notes to the Unaudited Condensed Consolidated Financial
              Statements..................................................     5
   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    15
   Item 3. Quantitative and Qualitative Disclosures
              about Market Risk...........................................    21
   Item 4. Controls and Procedures........................................    21
PART II. OTHER INFORMATION
   Item 1. Legal Proceedings..............................................    22
   Item 6. Exhibits.......................................................    22
SIGNATURES................................................................    23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            DECEMBER 31,   JUNE 30,
                                                                                2008         2008
                                                                            ------------   --------
                                                                             (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                                   $ 6,025      $10,713
   Marketable securities                                                        10,624        8,774
   Accounts receivable - State of Tennessee, net                                 1,900        1,093
   Interest receivable                                                             282          551
   Other receivables                                                               318          374
   Prepaid expenses and other                                                      310          299
                                                                               -------      -------
      Total current assets                                                      19,459       21,804
Property and equipment, net                                                        211          472
Marketable securities                                                            7,618        7,514
Restricted assets                                                                  421          421
Other assets                                                                       586          586
                                                                               -------      -------
      Total assets                                                             $28,295      $30,797
                                                                               =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Medical claims payable                                                      $ 2,060      $ 2,563
   Accounts payable and accrued expenses                                         1,353        1,726
   Accrued compensation and related benefits                                       525          896
   Accrued rent                                                                    117           90
   Other current liabilities                                                       858        1,183
                                                                               -------      -------
      Total current liabilities                                                  4,913        6,458
                                                                               -------      -------
Total liabilities                                                                4,913        6,458
   Commitments and contingencies
   Shareholders' equity
      Preferred stock, 5,000,000 shares authorized; none issued
      Common stock, no par, 15,000,000 shares authorized; 8,689,520 and
         8,734,214 issued and outstanding at December 31, 2008 and June
         30, 2008, respectively                                                 18,499       18,558
   Paid in capital - stock options                                               1,334        1,153
   Warrants                                                                        444          444
   Retained earnings                                                             3,087        4,261
   Accumulated other comprehensive income (loss), net of deferred federal
      income taxes                                                                  18          (77)
                                                                               -------      -------
      Total shareholders' equity                                                23,382       24,339
                                                                               =======      =======
         Total liabilities and shareholders' equity                            $28,295      $30,797
                                                                               =======      =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         DECEMBER 31,         DECEMBER 31,
                                                      ------------------   -----------------
                                                        2008       2007      2008      2007
                                                      --------   -------   -------   -------
REVENUES
   Fixed administrative fees                           $ 1,173    $3,677   $ 4,596   $ 7,383
   Variable administrative fees                            944       280       944       280
   Medical premiums                                      2,395     2,707     5,257     4,789
   Interest and other income                               274       384       482       784
                                                       -------    ------   -------   -------
         Total revenues                                  4,786     7,048    11,279    13,236
EXPENSES
   Medical expenses                                      2,267     2,551     4,790     4,415
   Marketing, general and administrative                 3,692     4,089     7,331     8,280
   Depreciation and amortization                            56        51       117        91
   Loss on disposal of fixed assets                        135        --       135        --
                                                       -------    ------   -------   -------
         Total expenses                                  6,150     6,691    12,373    12,786
                                                       -------    ------   -------   -------
Earnings (loss) from operations before income taxes     (1,364)      357    (1,094)      450
   Income tax expense                                       --       101        80       121
                                                       -------    ------   -------   -------
      NET EARNINGS (LOSS)                              $(1,364)   $  256   $(1,174)  $   329
                                                       =======    ======   =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - BASIC
   Net earnings (loss) per common share                $ (0.16)   $ 0.03   $ (0.13)  $  0.04
                                                       =======    ======   =======   =======
   Weighted average shares outstanding                   8,728     8,612     8,731     8,636
                                                       =======    ======   =======   =======
NET EARNINGS (LOSS) PER COMMON SHARE - DILUTED
   Net earnings (loss) per common share                $ (0.16)   $ 0.03   $ (0.13)  $  0.04
                                                       =======    ======   =======   =======
   Weighted average shares outstanding                   8,728     8,778     8,731     8,797
                                                       =======    ======   =======   =======

         See accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                                -------------------
                                                                  2008       2007
                                                                --------   --------
OPERATING ACTIVITIES
   Net earnings (loss)                                          $ (1,174)  $   329
   Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                   117        91
      Loss on disposal of fixed assets                               135        --
      Stock compensation                                             181       403
      Deferred income taxes                                           --        72
      Change in restricted assets                                     --     2,300
   Net changes in other operating assets and liabilities          (2,038)     (516)
                                                                --------   -------
         Net cash provided by (used in) operating activities      (2,779)    2,679
INVESTING ACTIVITIES
   Proceeds from maturity of marketable securities                16,412     3,482
   Purchase of marketable securities                             (18,271)   (4,857)
   Purchase of property and equipment                                 (3)     (185)
   Proceeds from sale of property and equipment                       12        --
                                                                --------   -------
         Net cash used in investing activities                    (1,850)   (1,560)
FINANCING ACTIVITIES
   Proceeds from exercise of stock options                            --       123
   Purchase of treasury stock                                        (59)       --
                                                                --------   -------
         Net cash provided by (used in) financing activities         (59)      123
                                                                --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (4,688)    1,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  10,713     8,932
                                                                --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  6,025   $10,174
                                                                ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income taxes paid                                            $    128   $    20
   Unrealized gain on investments                                     95        93
                                                                ========   =======

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

             UNITED AMERICAN HEALTHCARE CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations have been included. The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2009. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the notes to the financial statements contained in the Company's most recent annual report on Form 10-K.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of related tax, are summarized as follows (in thousands):

                                            Three months ended   Six months ended
                                               December 31,        December 31,
                                            ------------------   ----------------
                                              2008      2007       2008     2007
                                            -------   --------   -------   ------
Net earnings (loss)                         $(1,364)    $256     $(1,174)   $329
Unrealized holding gains, net of deferred
   federal income taxes                          63       27          95      93
                                            -------     ----     -------    ----
Comprehensive income (loss)                 $(1,301)    $283     $(1,079)   $422
                                            =======     ====     =======    ====

The components of accumulated other comprehensive income (loss), included in shareholders' equity at December 31, 2008 and June 30, 2008, include net unrealized holding gains and losses, net of deferred federal income taxes.

NOTE 3 - NET EARNINGS (LOSS) PER COMMON SHARE

Basic net earnings (loss) per share excluding dilution have been computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed using the treasury stock method for outstanding stock options and warrants. For the three and six months ended December 31, 2008, the Company incurred a net loss. Accordingly, the anti-dilutive impact of the effect of stock options and warrants is not shown.

NOTE 4 - INCOME TAXES

Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that companies assess whether valuation allowances against their deferred tax assets are adequate based on the consideration of all available evidence.

The Company's effective tax rate for the six months ended December 31, 2008 is (7%) and differs from the statutory rate of 34%. This difference is primarily related to the change in the deferred tax valuation allowance and state income taxes.

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

NOTE 5 - CONTRACTUAL RISK AGREEMENT

Beginning July 1, 2002, the Company's subsidiary, UAHC Health Plan of Tennessee, Inc. ("UAHC-TN") was a managed care organization ("MCO") in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. Initially, TennCare's contracted MCOs, including UAHC-TN were generally compensated for administrative services only (commonly called ASO), earned fixed administrative fees and were not at risk for medical costs. TennCare extended the ASO reimbursement system applicable to UAHC-TN through several contractual amendments effective through June 30, 2005.

Through an amendment with an effective date of July 1, 2005, TennCare implemented a modified risk arrangement ("MRA") with all its contracted MCOs, including UAHC-TN, which thereby were at risk for losing up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks. For fiscal year 2006, UAHC-TN earned and received additional revenue of $1.1 million for its performance under the MRA, representing a 7% bonus revenue payout. For fiscal year 2007, UAHC-TN earned and received additional revenue of $1.4 million, representing a 9% bonus revenue payout. For fiscal year 2008, UAHC-TN received notification from TennCare that it earned additional revenue of $0.9 million for its performance under the MRA; and the Company has recorded that additional MRA revenue in the second quarter of fiscal 2009 earnings. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted up to 20% of administrative fee revenue.

On April 22, 2008, the Company learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continues to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Revenue under this contract represented 50% and 57% of the Company's total revenues for the six months ended December 31, 2008 and 2007, respectively. The net loss related to this contract discontinuance is estimated to range between $4.6 million and $6.6 million, which includes claim processing costs, employee severance, and other corporate general administrative expenses beginning November 2008 through June 2009. During the fiscal 2009 second quarter, the Company incurred approximately $1.4 million of such estimated costs. The Company has subleased its leased Tennessee facility to a third party effective beginning April 2009 and ending December 31, 2010. The Company recorded a liability of $0.1 million related to the remaining lease obligation. As a result of the impending contract termination, the Company also sold fixed assets and recognized a loss on disposal of $0.1 million. Management believes that the discontinuance of the TennCare contract will have a material impact on the Company's operations.

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

NOTE 6 - STOCK OPTION PLANS

The Company has adopted SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.2 million and $0.4 million for the six months ended December 31, 2008 and 2007, respectively.

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

NOTE 8 - MEDICARE CONTRACT

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2009. As of January 30, 2009, there were approximately 719 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan.

NOTE 9 - FAIR VALUE

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS 159 on July 1, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157'). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 related to financial assets and financial liabilities on July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of SFAS 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until July 1, 2009.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company will evaluate its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of December 31, 2008:

                                            FAIR VALUE MEASUREMENTS
                                      -------------------------------------
                                      LEVEL 1   LEVEL 2   LEVEL 3    TOTAL
                                      -------   -------   -------   -------
Assets
   Marketable Securities-short-term   $10,624     $--       $--     $10,624
   Marketable Securities-long-term    $ 7,618     $--       $--     $ 7,618
Liabilities                           $    --     $--       $--     $    --

The Company classified its marketable securities as available-for-sale which were reported at fair market value. Unrealized gains and losses, to the extent such losses are considered temporary in nature, are included in accumulated other comprehensive income (loss), net of applicable taxes. At such time as the decline in fair market value and the related unrealized loss is determined to be a result of impairment of the underlying instrument, the loss is recorded as a charge to earnings. Fair values for marketable securities are based upon market prices.

NOTE 10 - ACCRUED COMPENSATION AND RELATED BENEFITS

The Company has entered into retention and severance agreements with each of the Company's named executive officers, William C. Brooks, Stephen D. Harris and Stephanie Dowell, to incentivize their continued service to the Company. These agreements were dated and effective as of October 31, 2008, the date on which the agreements were approved by the Company's Board of Directors. In addition, the Company entered into severance agreements with other employees. As of December 31, 2008, the Company had accrued $0.2 million related to such executive and other employees' agreements. The Company has a potential remaining liability, excluding severance, of $0.5 million related to retention incentives with executive officers through November 2010.

NOTE 11 - SHARE REPURCHASE PROGRAM

On November 25, 2008, the Company's board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company's outstanding common stock. The program allows for the Company's shares to be purchased in the open market at prevailing prices from time to time at the discretion of management and in accordance with applicable federal securities laws. Share repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified or discontinued at any time.

As of December 31, 2008, the Company had repurchased a total of 44,694 shares at fair market value under the share repurchase program.

NOTE 12 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the six-month periods ended December 31, 2008 and 2007, is as follows (in thousands):

           SIX MONTHS ENDED                  MANAGEMENT          HMO &         CORPORATE &   CONSOLIDATED
          DECEMBER 31, 2008                COMPANIES (1)   MANAGED PLAN (2)   ELIMINATIONS      COMPANY
----------------------------------------   -------------   ----------------   ------------   ------------
Revenues - external customers                 $    --           $10,797         $     --        $10,797
Revenues - intersegment                         6,487                --           (6,487)            --
Interest and other income                         186               296               --            482
                                              -------           -------         --------        -------
Total revenues                                $ 6,673           $11,093         $ (6,487)       $11,279
                                              =======           =======         ========        =======
Interest expense                              $    --           $    --         $     --        $    --
Earnings (loss)  from operations                 (705)             (469)              --         (1,174)
Cash                                            4,218             1,807               --          6,025
Marketable securities-available for sale        2,944             7,680               --         10,624
Segment assets                                 60,553            19,171          (51,429)        28,295
Purchase of equipment                               3                --               --              3
Depreciation and amortization                     117                --               --            117

           SIX MONTHS ENDED
          DECEMBER 31, 2007
----------------------------------------
Revenues - external customers                 $    --           $12,452         $     --        $12,452
Revenues - intersegment                         7,012                --           (7,012)            --
Interest and other income                         261               523               --            784
                                              -------           -------         --------        -------
Total revenues                                $ 7,273           $12,975         $ (7,012)       $13,236
                                              =======           =======         ========        =======
Interest expense                              $    --           $    --         $     --        $    --
Earnings (loss)  from operations                 (524)              853               --            329
Cash                                            3,686             6,488               --         10,174
Marketable securities-available for sale        2,806             3,860               --          6,666
Segment assets                                 65,449            20,840          (52,293)        33,996
Purchase of equipment                             185                --               --            185
Depreciation and amortization                      91                --               --             91

(1) Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)  HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

NOTE 13 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

The following are new accounting standards and interpretations that may be applicable in the future to the Company:

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS 161.

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The application of SFAS 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an Interpretation of SFAS Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2010. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP, (if any).

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on its earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF on its financial condition and results of operations.

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

On April 22, 2008, we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. (See Note 5 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above.) UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continues to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract ceased October 31, 2008. The net loss related to this contract discontinuance is estimated to range between $4.6 million and $6.6 million, which includes claim processing costs, employee severance, lease termination costs and other corporate general administrative expenses beginning November 2008 through June 2009. During the fiscal 2009 second quarter, the Company incurred approximately $1.4 million of such estimated costs. The Company has subleased its leased Tennessee facility to a third party effective beginning April 2009 and ending December 31, 2010. The Company recorded a liability of $0.1 million related to the remaining lease obligation. As a result of the impending contract termination, the Company also sold fixed assets and recognized a loss on disposal of $0.1 million. As of December 31, 2008, there were no TennCare enrollees in UAHC-TN.

On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2009. As of January 30, 2009 there were approximately 719 enrollees in UAHC-TN's Medicare Advantage Special Needs Plan ("our MA-SNP").

The total number of employees of the Company at December 31, 2008 was 29 compared to 111 at December 31, 2007. The impending expiration of the TennCare contract has resulted in a substantial decrease in the total number of employees, and management expects a further substantial decrease by the contract's June 30, 2009 expiration date.

            FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 2007

Total revenues decreased $2.3 million (32%) to $4.8 million for the three months ended December 31, 2008, compared to $7.0 million for the three months ended December 31, 2007. The decrease was principally due to the complete transfer of UAHC-TN's TennCare enrollees to other managed care organizations on November 1, 2008 and the impending discontinuance of its managed care services as a TennCare contractor, as described in Note 5 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above.

Fixed administrative fees related to TennCare's ASO program (as described under the heading "Liquidity and Capital Resources" below) were $1.2 million for the three months ended December 31, 2008, a decrease of $2.5 million (68%) from $3.7 million for the three months ended December 31, 2007. The decrease is principally due to a decrease in TennCare enrollees, as all enrollees were transferred to other managed care organizations on November 1, 2008.

Variable administrative fees resulting from MRA revenue were $0.9 million for the three months ended December 31, 2008, compared to $0.3 million for the three months ended December 31, 2007. The $0.9 million MRA revenue received in fiscal 2009 relates to fiscal

2008. The $0.3 million MRA revenue received in fiscal 2008 relates to the third quarter of fiscal 2006.

Our MA-SNP medical premiums revenues were $2.4 million for the three months ended December 31, 2008 compared to $2.7 million for the three months ended December 31, 2007. The decrease of $0.3 million is attributable to the decrease in our MA-SNP enrollees.

Our MA-SNP per member per month ("PMPM") premium rate for the three months ended December 31, 2008 was $1,124.

Total expenses decreased $0.5 million to $6.2 million for the three months ended December 31, 2008 as compared to $6.7 million for the three months ended December 31, 2007. The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses.

Medical expenses for our MA-SNP decreased $0.3 million (11%) to $2.3 million for the three months ended December 31, 2008 compared to $2.6 million for the three months ended December 31, 2007. The ratio of such medical expenses to medical premiums revenues for our MA-SNP, expressed as a percentage -- the medical loss ratio ("MLR") -- was 81.2% for the three months ended December 31, 2008.

Marketing, general and administrative expenses decreased $0.4 million (10%) to $3.7 million for the three months ended December 31, 2008 from $4.1 million for the three months ended December 31, 2007. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the impending TennCare contract expiration.

Depreciation and amortization expense was $0.06 million for the three months ended December 31, 2008, a slight increase from $0.05 million for the three months ended December 31, 2007.

Loss before income taxes was $1.4 million for the quarter ended December 31, 2008 compared to income before income taxes of $0.4 million for the quarter ended December 31, 2007.

Net loss was $1.4 million, or ($0.16) per basic share, for the quarter ended December 31, 2008, compared to net income of $0.3 million, or $0.03 per basic share, for the quarter ended December 31, 2007. The decrease is primarily due to the decrease in overall revenue resulting from the impending expiration of the TennCare contract.

             FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO
                       SIX MONTHS ENDED DECEMBER 31, 2007

Total revenues decreased $2.0 million (15%) to $11.3 million for the six months ended December 31, 2008, compared to $13.2 million for the six months ended December 31, 2007. The decrease was principally due to the decrease in TennCare revenues primarily due to the transfer of UAHC-TN's TennCare enrollees to other managed care organizations on

November 1, 2008 and the impending discontinuance of its managed care services as a TennCare contractor.

Fixed administrative fees related to TennCare's ASO program (as described under the heading "Liquidity and Capital Resources" below) were $4.6 million for the six months ended December 31, 2008, a decrease of $2.8 million (38%) from $7.4 million for the six months ended December 31, 2007. The decrease is principally due to a decrease in TennCare enrollees, as the enrollees were transferred to other managed care organizations on November 1, 2008.

Variable administrative fees resulting from MRA revenue were $0.9 million for the six months ended December 31, 2008, compared to $0.3 million for the six months ended December 31, 2007. The $0.9 million MRA revenue received in fiscal 2009 relates to fiscal 2008. The $0.3 million MRA revenue received in fiscal 2008 relates to the third quarter of fiscal 2006.

Our MA-SNP medical premiums revenues were $5.3 million for the six months ended December 31, 2008 compared to $4.8 million for the six months ended December 31, 2007. The increase of $0.5 million is attributable to the increase in our MA-SNP enrollees.

Our MA-SNP per member per month ("PMPM") premium rate for the six months ended December 31, 2008 was $1,202.

Total expenses decreased $0.4 million to $12.4 million for the six months ended December 31, 2008 as compared to $12.8 million for the six months ended December 31, 2007. The decrease is primarily due to a decrease in marketing, general and administrative expenses.

Medical expenses for our MA-SNP were $4.8 million for the six months ended December 31, 2008, compared to $4.4 million for the six months ended December 31, 2007. The increase in medical expenses is attributable to the growth in our MA-SNP activity. The ratio of such medical expenses to medical premiums revenues for our MA -SNP, expressed as a percentage -- the medical loss ratio ("MLR") -- was 89.4% for the six months ended December 31, 2008.

Marketing, general and administrative expenses decreased $1.0 million (11%) to $7.3 million for the six months ended December 31, 2008 from $8.3 million for the six months ended December 31, 2007. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the impending TennCare contract expiration.

Depreciation and amortization expense was $0.1 million for the six months ended December 31, 2008, a $0.01 million increase from $0.09 million for the six months ended December 31, 2007.

Income tax expense was $0.08 million for the six months ended December 31, 2008 compared to $0.1 million for the six months ended December 31, 2007. The Company's effective tax rate for the six months ended December 31, 2008 is (7%) and differs from the statutory rate of 34%. This difference is primarily related to the change in the deferred tax valuation allowance and state income taxes.

Loss before income taxes was $1.1 million for the six months ended December 31, 2008 compared to income before income taxes of $0.5 million for the six months ended December 31, 2007.

Net loss was $1.2 million, or ($0.13) per basic share, for the six months ended December 31, 2008, compared to net income of $0.3 million, or $0.04 per basic share, for the six months ended December 31, 2007. The decrease is primarily due to the decrease in overall revenue resulting from the impending expiration of the TennCare contract.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had (i) cash and cash equivalents and short-term marketable securities of $16.6 million, compared to $19.5 million at June 30, 2008; (ii) working capital of $14.5 million, compared to working capital of $15.3 million at June 30, 2008; and (iii) a current assets-to-current liabilities ratio of 3.96-to-1, compared to 3.38-to-1 at June 30, 2008.

Cash used in operating activities of $2.8 million was primarily due to claims processing expense and increased labor related payments such as severance and accrued vacation, resulting from the impending expiration of the TennCare contract. (See Note 5 to our Unaudited Condensed Consolidated Financial Statements in Item 1 above.)

Cash used for financing activities of $0.06 millions was primarily due to a share repurchase program. On November 25, 2008, the Company's board of directors approved the share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company's outstanding common stock. As of December 31, 2008, the Company had repurchased a total of 44,694 shares at an average price of $1.57 per share under the share repurchase program.

Cash decreased $4.7 million for the six months ended December 31, 2008, compared to an increase of $1.2 million for the comparable period a year earlier. The decrease was principally due to increased net purchases of marketable securities and the timing of medical claims payments.

Accounts receivable from the State of Tennessee increased $0.8 million at December 31, 2008 compared to June 30, 2008, primarily due to timing of cash receipts from TennCare.

Property, plant and equipment decreased by $0.3 million at December 31, 2008 compared to June 30, 2008, due to recording depreciation of $0.1 million and the disposal of fixed assets associated with the sublease of the Tennessee facility.

The Company's subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.1 million at December 31, 2008. UAHC-TN had excess statutory net worth of approximately $7.0 million at December 31, 2008.

The Company's subsidiary, UAHC-TN, was for many consecutive years a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continues to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Revenue under this contract represented 50% and 57% of the Company's total revenues for the six months ended December 31, 2008 and 2007, respectively. The net loss related to this contract discontinuance is estimated to range between $4.6 million and $6.6 million, which includes claim processing costs, employee severance, and other corporate general administrative expenses beginning November 2008 through June 2009. During the fiscal 2009 second quarter, the Company incurred approximately $1.4 million of such estimated costs. The Company has subleased its leased Tennessee facility to a third party effective beginning April 2009 and ending December 31, 2010. The Company recorded a liability of $0.1 million related to the remaining lease obligation. As a result of the impending contract termination, the Company also sold fixed assets and recognized a loss on disposal of $0.1 million. Management believes that the discontinuance of the TennCare contract will have a material impact on the Company's operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2008, and based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2008. There was no change in our internal controls over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and others were previously defendants in the U.S. District Court for the Eastern District of Michigan in lawsuits called "In re United American Healthcare Corporation Securities Litigation," Master File No. 2:2005cv72112(LPZ/RSW). The District Court's dismissal of the complaint against all defendants with prejudice has become final and nonappealable. On November 20, 2008, the period expired within which the plaintiffs could have filed a petition seeking to appeal to the U.S. Supreme Court from the U.S. Court of Appeals for the Sixth Circuit's affirmance of the District Court's dismissal of the complaint, without the plaintiffs having done so.

As reported in our most recent Annual Report on Form 10-K, the Company and others are defendants in a lawsuit in the Wayne County Circuit Court in Detroit, Michigan, called "Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Health Care Corporation, et al." On December 16, 2008, the court denied the plaintiff's emergency motion seeking a temporary restraining order to enjoin the Company from implementing its share repurchase program. Active discovery is ongoing, and the Company continues to vigorously defend the lawsuit.

Item 6. Exhibits

The following exhibits are files as part of this Report:

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

                                   UNITED AMERICAN HEALTHCARE CORPORATION


Dated: February 5, 2009            By: /s/ William C. Brooks
                                       -----------------------------------------
                                       William C. Brooks
                                       President & Chief Executive Officer


Dated:  February 5, 2009           By: /s/ Stephen D. Harris
                                       -----------------------------------------
                                       Stephen D. Harris
                                       Executive Vice President, Chief Financial
                                       Officer & Treasurer