Form 10-Q
period 2009-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2009-05-08
CIK 867963

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-11638
United American Healthcare Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2526913
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
300 River Place, Suite 4950
Detroit, Michigan 48207
(Address of principal executive offices) (Zip Code)
None

(Former name, former address and former fiscal year, if changed since last report)
Registrants telephone number, including area code: (313) 393-4571
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of outstanding shares of Registrant’s common stock as of May 1, 2009 is 8,137,903.

1

United American Healthcare Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$11,018	$10,713
Marketable securities	3,903	8,774
Accounts receivable — State of Tennessee, net	67	1,093
Interest receivable	116	551
Other receivables	316	374
Prepaid expenses and other	188	299

Total current assets	15,608	21,804
Property and equipment, net	170	472
Marketable securities	7,590	7,514
Restricted assets	—	421
Other assets	586	586

Total assets	$23,954	$30,797

Liabilities and Shareholders’ Equity
Current liabilities
Medical claims payable	$2,133	$2,563
Accounts payable and accrued expenses	1,539	1,726
Accrued compensation and related benefits	510	896
Accrued rent	106	90
Other current liabilities	66	1,183

Total current liabilities	4,354	6,458

Total liabilities	4,354	6,458
Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued, Common stock, no par, 15,000,000 shares authorized; 8,137,903 and 8,734,214 issued and outstanding at March 31, 2009 and June 30, 2008, respectively	17,685	18,558
Paid in capital — stock options	1,412	1,153
Warrants	444	444
Retained earnings	63	4,261
Accumulated other comprehensive loss, net of tax	(4)	(77)

Total shareholders’ equity	19,600	24,339

Total liabilities and shareholders’ equity	$23,954	$30,797

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenue
Fixed administrative fees	$—	$3,612	$4,596	$10,995
Variable administrative fees	—	1,438	944	1,718
Medical premiums	2,612	2,900	7,869	7,689
Interest and other income	102	325	584	1,109

Total revenue	2,714	8,275	13,993	21,511

Expenses
Medical expenses	2,651	2,538	7,441	6,953
Marketing, general and administrative	3,094	4,483	10,425	12,763
Goodwill impairment	—	3,452	—	3,452
Depreciation and amortization	32	58	149	149
Loss on disposal of fixed assets	1	—	136	—

Total expenses	5,778	10,531	18,151	23,317

Loss from operations before income taxes	(3,064)	(2,256)	(4,158)	(1,806)
Income tax expense (benefit)	(40)	1,514	40	1,635

Net loss	$(3,024)	$(3,770)	$(4,198)	$(3,441)

Net loss per common share — basic
Net loss per common share	$(0.35)	$(0.43)	$(0.48)	$(0.40)

Weighted average shares outstanding	8,565	8,706	8,677	8,643

Net loss per common share — diluted
Net loss per common share	$(0.35)	$(0.43)	$(0.48)	$(0.40)

Weighted average shares outstanding	8,565	8,706	8,677	8,643

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2009	2008

Operating activities
Net loss	$(4,198)	$(3,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	149	149
Asset write-off	421	—
Loss on disposal of fixed assets	136	—
Goodwill impairment	—	3,452
Stock compensation	259	467
Deferred income taxes	—	1,490
Stock awards	108	108
Net changes in other operating assets and liabilities	(474)	2,961

Net cash provided by (used in) operating activities	(3,599)	5,186

Investing activities
Proceeds from sale of marketable securities	28,840	12,509
Purchase of marketable securities	(23,972)	(16,040)
Purchase of property and equipment	(3)	(311)
Proceeds from sale of property and equipment	20	—

Net cash provided by (used in) investing activities	4,885	(3,842)

Financing activities
Proceeds from exercise of stock options	—	123
Purchase of treasury stock	(981)	—

Net cash provided by (used in) financing activities	(981)	123

Net increase in cash and cash equivalents	305	1,467
Cash and cash equivalents at beginning of period	10,713	8,932

Cash and cash equivalents at end of period	$11,018	$10,399

Supplemental disclosure of cash flow information
Income taxes paid	$130	$—

Net unrealized gain on investments	$73	$100

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2009 and 2008
NOTE 1 — BASIS OF PREPARATION
The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation, a Michigan corporation, and its wholly and majority-owned subsidiaries (together referred to as the “Company,” “we,” “us,” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the nine-month period ended March 31, 2009 are not necessarily indicative of the results of operations expected for the full fiscal year ending June 30, 2009 (“fiscal 2009”) or for any other period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission on September 4, 2008.
NOTE 2 — COMPREHENSIVE LOSS
The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net loss	$(3,024)	$(3,770)	$(4,198)	$(3,441)
Unrealized holding gains (losses), net of tax	(22)	7	73	100

Comprehensive loss	$(3,046)	$(3,763)	$(4,125)	$(3,341)

The components of accumulated other comprehensive loss, included in shareholders’ equity at March 31, 2009 and June 30, 2008, include net unrealized holding gains and losses, net of deferred federal income taxes.
NOTE 3 — NET LOSS PER COMMON SHARE
Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share are computed using the treasury stock method for outstanding stock options and warrants. For the three and nine months ended March 31, 2009 and 2008, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted loss per share as the impact would be anti-dilutive.
NOTE 4 — INCOME TAXES
Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that companies assess whether valuation allowances against their deferred tax assets are adequate based on the consideration of all available evidence.
The Company’s effective tax rate for the nine months ended March 31, 2009 is one percent (1%) and differs from the statutory rate of 34%. This difference is primarily related to state income taxes and an increase in the deferred tax valuation allowance for current period losses as the Company does not believe realization of the related tax benefit is more likely than not.
Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of SFAS No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Upon adoption, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. There was no adjustment required to opening retained earnings.
The Company had no unrecognized tax benefits as defined by FIN 48 as of March 31, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2009. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three months ended March 31, 2009 or in the condensed consolidated balance sheet as of March 31, 2009.

NOTE 5 — CONTRACTUAL RISK AGREEMENT
The Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was for many consecutive years a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expires. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continues to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Revenue under this contract represented 40% and 59% of the Company’s total revenue for the nine months ended March 31, 2009 and 2008, respectively. Total net loss related to this contract discontinuance is estimated to range between $4.6 million and $6.6 million, which includes claim processing costs, employee severance and retention payments, and other corporate general administrative expenses beginning November 2008 through June 2009. Through the third quarter of fiscal 2009, the Company incurred approximately $3.8 million of such estimated costs. The Company has subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010. As of December 31, 2008, the Company recorded a liability of $0.1 million related to the remaining lease obligation. As a result of the impending contract termination, the Company also sold fixed assets and recognized a loss on disposal of $0.1 million in the second quarter of fiscal 2009. The discontinuance of the TennCare contract has had and will continue to have a material adverse impact on the Company’s operations and financial statements.
As a result of the contract expiration discussed above, the Company’s deferred tax valuation allowance was increased during the fiscal year ending June 30, 2008 (“fiscal 2008”). In the third quarter of fiscal 2008, the Company recorded deferred tax expense of $1.5 million. Also, management assessed the previously recorded goodwill of $3.5 million and determined that such amount was impaired in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. As a result, the Company recorded a goodwill impairment charge of $3.5 million also during the third quarter of fiscal 2008.
NOTE 6 — STOCK OPTION PLANS
The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. The Company recorded stock based option expense of $0.3 million and $0.5 million for the nine months ended March 31, 2009 and 2008, respectively.

NOTE 7 — RESTRICTED ASSETS
Under two escrow agreements between the Company and TennCare on August 5, 2005, the Company funded two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recited that TennCare did not assert there had been any breach of UAHC-TN’s TennCare contract and that the Company funded the escrow accounts as a show of goodwill and good faith in working with TennCare.
The larger escrow account, which has expired, was in the original amount of $2,300,000 and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by an audit of all UAHC-TN processed claims since 2002. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from that account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the review by the Tennessee Department of Commerce and Insurance.
The other escrow account, in the original amount of $420,500, was security for any money damages that may be awarded to TennCare in the event of any future litigation between the parties in connection with certain pending investigations by state and federal authorities. As management believes that the collection of these restricted assets is doubtful, this amount was written off during the third quarter of fiscal 2009 and is included in marketing, general and administrative expenses.
NOTE 8 — MEDICARE CONTRACT
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (CMS) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2009. As of May 1, 2009, there were approximately 647 enrollees in UAHC-TN’s Medicare Advantage Special Needs Plan.
NOTE 9 — FAIR VALUE
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The Company adopted the provisions of SFAS 157 on July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of SFAS 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until July 1, 2009.
Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:
Level 1 — Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 — Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of March 31, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities-short-term	$3,903	$—	$—	$3,903
Marketable Securities-long-term	$7,590	$—	$—	$7,590
Liabilities	$—	$—	$—	$—

The Company classified its short-term marketable securities as available-for-sale which are reported at fair market value. Unrealized gains and losses, to the extent such gains and losses are considered temporary in nature, are included in accumulated other comprehensive income (loss), net of applicable taxes. At such time as the decline in fair market value and the related unrealized loss is determined to be a result of impairment of the underlying instrument, the loss is recorded as a charge to earnings. Fair values for marketable securities are based upon market prices.
NOTE 10 — ACCRUED COMPENSATION AND RELATED BENEFITS
The Company has retention and severance agreements with each of the Company’s named executive officers, William C. Brooks and Stephen D. Harris to incentivize their continued service to the Company. These agreements were dated and effective as of October 31, 2008, the date on which the agreements were approved by the Company’s board of directors. In addition, the Company entered into severance agreements with certain other key employees. As of March 31, 2009, the Company had accrued $0.2 million related to such executive and other employees’ retention and severance agreements. The Company has a potential remaining liability of $0.5 million related to such agreements.
NOTE 11 — SHARE REPURCHASE PROGRAM
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. The program allows for the Company’s shares to be purchased at prevailing prices from time to time at the discretion of management and in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified or discontinued at any time.
As of March 31, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
The Company is a defendant with others in a lawsuit in Wayne County Circuit Court in Detroit, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance organizations Plans, Inc. v. United American Health Care Corporation and others, et al.” The complaint seeks damages in excess of $62 million from the Company and other defendants. We may incur significant expense in defending this litigation. Further, an adverse outcome in such litigation could have a material adverse effect on our operations, results of operations, financial condition and cash flows. The range of potential liability is no determinable at this time.

NOTE 13 — UNAUDITED SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company’s principal operations, as of and for the nine-month periods ended March 31, 2009 and 2008, is as follows (in thousands):

Nine Months Ended	Management	HMO &	Corporate &	Consolidated
March 31, 2009	Companies (1)	Managed Plan (2)	Eliminations	Company

Revenue — external customers	$—	$13,409	$—	$13,409
Revenue — intersegment	10,105	—	(10,105)	—
Interest and other income	183	401	—	584

Total revenue	$10,288	$13,810	$(10,105)	$13,993

Interest expense	$—	$—	$—	$—
Earnings (loss) from operations	(27)	(4,171)	—	(4,198)
As of March 31, 2009
Cash	7,117	3,901	—	11,018
Marketable securities-available for sale	841	3,062	—	3,903
Segment assets	54,116	14,862	(45,024)	23,954
Purchase of equipment	3	—	—	3
Depreciation and amortization	149	—	—	149

Nine Months Ended
March 31, 2008

Revenue — external customers	$—	$20,402	$—	$20,402
Revenue — intersegment	12,315	—	(12,315)	—
Interest and other income	350	759	—	1,109

Total revenue	$12,665	$21,161	$(12,315)	$21,511

Interest expense	$—	$—	$—	$—
Earnings (loss) from operations	(4,388)	947	—	(3,441)
As of March 31, 2009
Cash	4,495	5,904	—	10,399
Marketable securities-available for sale	3,915	4,859	—	8,774
Segment assets	64,125	21,061	(54,288)	30,898
Purchase of equipment	311	—	—	311
Depreciation and amortization	149	—	—	149

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)	HMO & Managed Plan: UAHC Health Plan of Tennessee, Inc.

NOTE 14 — RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
The following are new accounting standards and interpretations that may be applicable in the future to the Company:
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently assessing the potential impact on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact on its financial statements, if any, upon adoption of SFAS 161.
Also in May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an Interpretation of SFAS Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that

Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2010. The Company is currently assessing the potential impact of SFAS 163 on its financial statements, but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is currently assessing the potential impact, if any, of this FSP on the Company’s financial position.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently assessing the potential impact, if any, of this FSP on its earnings per share calculation.
In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is currently assessing the potential impact, if any, of this EITF on its financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: the ongoing U.S. recession, the termination of the TennCare contract, the review of strategic alternatives, on going litigation, the existing global credit and financial crisis and other changes in general economic conditions, and adverse changes in the health care industry. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008. Given such uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.
Overview
We intend for the following discussion and analysis regarding the Company’s results of operations, financial position and liquidity to provide you with information that will assist you in understanding our condensed consolidated financial statements. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes contained in this quarterly report.
The Management Companies provide comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), a managed care organization (“MCO”) which is a wholly-owned, second-tier subsidiary of United American Healthcare Corporation. Since November 1993, UAHC-TN has had a contract with the State of Tennessee, Bureau of TennCare (“TennCare”), to arrange for the financing and delivery of health care services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan.
On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expires. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continues to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Revenue under this contract represented 40% and 59% of the Company’s total revenue for the nine months ended March 31, 2009 and 2008, respectively. Total net loss related to this contract discontinuance is estimated to range between $4.6 million and $6.6 million, which includes claim processing costs, employee severance and retention payments, and other corporate general administrative expenses beginning November 2008 through June 2009. Through the third quarter of fiscal 2009, the Company incurred approximately $3.8 million of such estimated costs. The Company has subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010. As of December 31, 2008, the Company recorded a liability of $0.1 million related to the remaining lease obligation. As a result of the impending contract termination, the Company also sold fixed assets and recognized a loss on disposal of $0.1 million during the second quarter of fiscal 2009. The discontinuance of the TennCare contract has had and will continue to have a material adverse impact on the Company’s operations and financial statements. As of March 31, 2009, there were no TennCare enrollees in UAHC-TN.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2009. As of May 1, 2009 there were approximately 647 enrollees in UAHC-TN’s Medicare Advantage Special Needs Plan (our “MA-SNP”).
The total number of employees of the Company at March 31, 2009 was 25 compared to 122 at March 31, 2008. The impending expiration of the TennCare contract has resulted in a substantial decrease in the total number of employees, and management expects a further substantial decrease by the contract’s June 30, 2009 expiration date.
Operating Results
For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Total revenue decreased $5.6 million (67%) to $2.7 million for the three months ended March 31, 2009, compared to $8.3 million for the three months ended March 31, 2008. The decrease was principally due to the complete transfer of UAHC-TN’s TennCare enrollees to other managed care organizations on November 1, 2008 and the impending discontinuance of its managed care services as a TennCare contractor, as described in Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

Total fixed administrative fees related to TennCare’s ASO program (as described under the heading “Liquidity and Capital Resources” below) decreased by $3.6 million (100%) to $0 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease is due to all enrollees being transferred to other managed care organizations on November 1, 2008.
There were no variable administrative fees resulting from modified risk arrangement (“MRA”) revenue, incentive bonus revenue based on performance relative to benchmarks, for the three months ended March 31, 2009. Variable administrative fees resulting from MRA revenue were $1.4 million for the three months ended March 31, 2008. The $1.4 million MRA revenue received in fiscal 2008 relates to the third quarter of fiscal 2006.
Our MA-SNP medical premiums revenue was $2.6 million for the three months ended March 31, 2009 compared to $2.9 million for the three months ended March 31, 2008. The decrease of $0.3 million (10%) is attributable to the decrease in our MA-SNP enrollees.
Our MA-SNP per member per month (“PMPM”) premium rate for the three months ended March 31, 2009 was $1,236 compared to $1,232 for the three months ended March 31, 2008.
Total expenses decreased $4.7 million (45%) to $5.8 million for the three months ended March 31, 2009 as compared to $10.5 million for the three months ended March 31, 2008. The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses.
Medical expenses for our MA-SNP increased $0.1 million (4%) to $2.6 million for the three months ended March 31, 2009 compared to $2.5 million for the three months ended March 31, 2008. The ratio of such medical expenses to medical premiums revenue for our MA-SNP, expressed as a percentage — the medical loss ratio (“MLR”) — was 95.0% for the three months ended March 31, 2009 compared to 87.5% for the three months ended March 31, 2008.
Marketing, general and administrative expenses decreased $1.4 million (31%) to $3.1 million for the three months ended March 31, 2009 from $4.5 million for the three months ended March 31, 2008. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the impending TennCare contract expiration partially offset by severance and related expenses.
Income tax benefit was ($0.04) million for the three months ended March 31, 2009 compared to income tax expense of $1.5 million for the three months ended March 31, 2008. The Company’s effective tax rate for the three months ended March 31, 2009 differs from the statutory rate of 34%. This difference is primarily related to the change in the deferred tax valuation allowance.
Depreciation and amortization expense was $0.03 million for the three months ended March 31, 2009, a decrease from $0.05 million for the three months ended March 31, 2008.
Loss before income taxes was $3.1 million for the quarter ended March 31, 2009 compared to loss before income taxes of $2.3 million for the quarter ended March 31, 2008.

Net loss was $3.0 million, or ($0.35) per basic share, for the quarter ended March 31, 2009, compared to net loss of $3.8 million, or ($0.43) per basic share, for the quarter ended March 31, 2008. The decrease is primarily due to the decrease in overall revenue resulting from the impending expiration of the TennCare contract.
For the Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008
Total revenue decreased $7.5 million (35%) to $14.0 million for the nine months ended March 31, 2009, compared to $21.5 million for the nine months ended March 31, 2008. The decrease was principally due to the decrease in TennCare revenue primarily due to the transfer of UAHC-TN’s TennCare enrollees to other managed care organizations on November 1, 2008 and the impending discontinuance of its managed care services as a TennCare contractor.
Fixed administrative fees related to TennCare’s ASO program were $4.6 million for the nine months ended March 31, 2009, compared to $11.0 million for the nine months ended March 31, 2008. The $6.4 million (58%) decrease is due all enrollees being transferred to other managed care organizations on November 1, 2008.
Variable administrative fees resulting from MRA revenue were $0.9 million for the nine months ended March 31, 2009, compared to $1.7 million for the nine months ended March 31, 2008. The $0.9 million MRA revenue received in fiscal 2009 relates to fiscal 2008. The $1.7 million MRA revenue received in fiscal 2008 relates to the third quarter of fiscal 2006.
Our MA-SNP medical premiums revenue was $7.9 million for the nine months ended March 31, 2009 compared to $7.7 million for the nine months ended March 31, 2008. The increase of $0.2 million is attributable to the receipt of retroactive payments during the nine months ended March 31, 2009.
Our MA-SNP per member per month (“PMPM”) premium rate for the nine months ended March 31, 2009 was $1,153 compared to $1,196 for the nine months ended March 31, 2008.
Total expenses decreased $5.2 million (22%) to $18.1 million for the nine months ended March 31, 2009 as compared to $23.3 million for the nine months ended March 31, 2008. The decrease is primarily due to a decrease in marketing, general and administrative expenses.
Medical expenses for our MA-SNP were $7.4 million for the nine months ended March 31, 2009, compared to $7.0 million for the nine months ended March 31, 2008. The ratio of such medical expenses to medical premiums revenue for our MA -SNP, expressed as a percentage — the medical loss ratio (“MLR”) — was 94.6% for the nine months ended March 31, 2009 compared to 90.4% for the nine months ended March 31, 2008.
Marketing, general and administrative expenses decreased $2.3 million (18%) to $10.4 million for the nine months ended March 31, 2009 from $12.8 million for the nine months ended March 31, 2008. The decrease was principally due to reductions in labor costs, administrative costs and professional services expenses resulting from the impending TennCare contract expiration partially offset by severance and related expenses.
Depreciation and amortization expense was $0.1 million for the nine months ended March 31, 2009, compared to $0.1 million for the nine months ended March 31, 2008.
Income tax expense was $0.04 million for the nine months ended March 31, 2009 compared to $1.6 million for the nine months ended March 31, 2008. The Company’s effective tax rate for the nine months ended March 31, 2009 is (1%) and differs from the statutory rate of 34%. This difference is primarily related to the change in the deferred tax valuation allowance and state income taxes.
Loss before income taxes was $4.2 million for the nine months ended March 31, 2009 compared to a loss before income taxes of $1.8 million for the nine months ended March 31, 2008.
Net loss was $4.2 million, or ($0.48) per basic share, for the nine months ended March 31, 2009, compared to net loss of $3.4 million, or ($0.40) per basic share, for the nine months ended March 31, 2008. The decrease is primarily due to the decrease in overall revenue resulting from the impending expiration of the TennCare contract.
Liquidity and Capital Resources
At March 31, 2009, the Company had (i) cash and cash equivalents and short-term marketable securities of $14.9 million, compared to $19.5 million at June 30, 2008; (ii) working capital of $11.3 million, compared to working capital of $15.3 million at June 30, 2008; and (iii) a current assets-to-current liabilities ratio of 3.58-to-1, compared to 3.38-to-1 at June 30, 2008.
Cash used in operating activities of $3.6 million in the nine months ended March 31, 2009 was primarily due to decreased revenue and income, resulting from the impending expiration of the TennCare contract. (See Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.)
Cash provided by investing activities of $4.9 million was primarily due to net sales of marketable securities. Cash proceeds from the maturity of marketable securities of $28.8 million was offset by cash purchases of maturity securities of $24.0 million.
Cash used in financing activities of $1.0 million was primarily due to a share repurchase program. On November 25, 2008, the Company’s board of directors approved the share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. As of March 31, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program.
Cash flows were $0.3 million for the nine months ended March 31, 2009, compared to cash flows of $1.5 million for the comparable period a year earlier. The decrease in cash was principally due to a decrease in cash flow from operating activities as a result of the impending expiration of the TennCare contract, which offset cash provided by financing activities. (See Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.)
Accounts receivable from the State of Tennessee decreased $1.0 million at March 31, 2009 compared to June 30, 2008, primarily due to the impending expiration of the TennCare contract. (See Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.)
Property, plant and equipment decreased by $0.3 million at March 31, 2009 compared to June 30, 2008, due to the disposal of fixed assets associated with the sublease of the Tennessee facility and the recording depreciation of $0.1 million.
The Company’s subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.1 million at March 31, 2009. UAHC-TN had excess statutory net worth of approximately $3.4 million at March 31, 2009.
As described in Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, on April 22, 2008, we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. The discontinuance of the TennCare contract has had and will continue to have a material adverse impact on the Company’s operations and financial statments.

Item 4T. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the Commission rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we may be involved in claims arising in the ordinary course of business. However, except as described below, there are no other pending legal proceedings or claims to which we are a party or of which any of our property is subject that in the opinion of management, could reasonably be expected to have a material adverse effect on our business or financial condition.
As reported in our most recent annual report on Form 10-K filed with the Commission on September 4, 2008, the Company and others are defendants in a lawsuit in the Wayne County Circuit Court in Detroit, Michigan, called “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Health Care Corporation, et al.” The Company continues to defend the lawsuit. On December 16, 2008, the court denied the plaintiff’s emergency motion seeking a temporary restraining order to enjoin the Company from implementing its share repurchase program. Also, discovery has closed and dispositive motions by both parties are pending with the court.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and in other reports filed or furnished thereafter with the SEC, including this report, before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected. Except as set forth below, we do not believe there are any material changes to the risk factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Our Board of Directors and management are engaging in a review of potential strategic alternatives, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Our Board of Directors and management may not be able to identify any suitable strategic alternative or any identified strategic alternative or transaction may not be completed or successful.
On November 1, 2008, UAHC Health Plan’s TennCare members transferred to other managed care organizations. As a result, Medicaid revenue associated with the TennCare contract ceased as of October 31, 2008. With the transfer completed, UAHC Health Plan will perform its remaining obligations under the TennCare contract through the contract’s expiration on June 30, 2009. Due to the impending expiration of the TennCare contract, our board of directors and management have been engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Further, it is important to note that the exploration of strategic options includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
The evaluation of strategic alternatives can be lengthy and has inherent costs and risks. Previously, we noted that we expected to make a decision on any strategic alternative in the near term. Unfortunately, with the continued, extraordinary economic challenges confronting nearly all of the nation’s industry sectors, including healthcare, the process of evaluating our strategic options has taken longer than initially anticipated. Within the current economic climate, the number of potential business ventures that meet our criteria has been limited. We have not determined to pursue any specific strategic alternative at this time or whether to pursue any strategic alternative at all. There can be no assurance that the review of strategic alternatives will result in a transaction, or that the benefits of any strategic alternative pursued will in fact be realized. Further, the market price of our stock may be volatile as we explore strategic alternatives, and volatility may persist or be increased if and when a decision to pursue an alternative is announced or we announce that we are no longer exploring strategic alternatives. Our failure to successfully pursue and complete a strategic transaction could result in a liquidation.
Further, any strategic alternative pursued will involve an evaluation and judgment of the risks, uncertainties and present challenges in implementation and integration. As a result, any such business arrangement or transaction may not lead to increased shareholder value. In addition, any strategic decision could lead to non-recurring or other charges. We have had no significant recent experience completing acquisitions or managing the integration of acquisitions. Accordingly, we cannot guarantee you that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Any acquisitions of businesses, technologies, products or services may not generate sufficient revenues to offset the associated costs of the acquisitions or may result in other adverse effects.
We have made significant personnel reductions in the last year. Our operational concerns and weaker financial condition may make it harder to attract qualified employees in the future.
As we review the strategic options available to UAHC, our board and senior management team are also evaluating our current personnel, resources and organizational structure to ensure that we have the appropriate resources in place to achieve our current business objectives and execute our potential strategic action plans. This is especially important as we seek to ensure we fulfill our remaining contractual obligations in Tennessee. Failure to meet our contractual obligations to TennCare could result in significant increases in expenses that we are working diligently to avoid. Even so, there are opportunities to reduce our operating costs, and we have significantly reduced our number of employees to fit our lower level of operating activity. At March 31, 2009, our total number of employees was reduced to 25 from 122 employees a year earlier.

However, our difficulties in maintaining and growing our revenue and general weaker financial condition may make it harder for us to attract new employees while pursuing, and upon any consummation of, any strategic alternative. Our inability to attract new, qualified employees in the future could have a material adverse impact on our business, financial condition, and relationships with third parties
We may be subject to further governmental regulation which would adversely affect our operations.
Although we are subject to the reporting requirements of the Exchange Act, we believe we are not subject to regulation under the Investment Company Act of 1940, as amended, since we are not engaged in the business of investing or trading in securities. If, among other things, we engage in a strategic alternative which results in holding passive investment interests, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and would incur significant registration and compliance costs. We have not and may not obtain a formal determination from the SEC as to our status under the Investment Company Act, and consequently, violation of the Investment Company Act could subject us to material adverse consequences.
If our Board of Directors is unable to consummate a strategic alternative in a reasonable period of time, at a reasonable price or otherwise, the Board of Directors may determine that the best course of action is to commence an orderly winding up and liquidation of our operations over some period of time that is not currently determinable.
If our board of directors is unable to consummate a strategic alternative in a reasonable period of time, at a reasonable price or otherwise, the board may determine that the best course of action is to commence an orderly winding up and liquidation of our operations. We may be placed into liquidation as a solvent entity (a voluntary liquidation approved by shareholders). In a winding up or liquidation, we would sell or otherwise dispose of our remaining assets, pay our existing liabilities, including contingent obligations (which would have to be estimated in advance of payment) and distribute net proceeds, if any, to our shareholders in one or more liquidating distributions.
In liquidation, we would have significant obligations, including the costs incurred by the independent liquidator appointed. Additionally, we may be required to reduce our cash balance to support our continued operations during the liquidation process and therefore the amount of any liquidation proceeds available for distribution to our shareholders would be reduced. Accordingly, the amount and timing of distributions, if any, to shareholders in a liquidation cannot be determined because such would depend on a variety of factors.
Our common stock has experienced, and may continue to experience, price volatility. The limited trading volume of our common stock may contribute to this price volatility.
The trading price of our common stock has been, and may continue to be, volatile. We believe this volatility is due to, among other things, current expectations of our future financial performance and the volatility of the stock market in general. Moreover, our common stock, which trades on The NASDAQ Capital Market®, does not have substantial trading volume.

As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. Because of the limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. Moreover, the inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.
We are party to litigation that could have a material adverse effect on our operations, results of operations, financial condition and cash flows.
We are a defendant with others in a lawsuit in Wayne County Circuit Court in Detroit, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Health Care Corporation and others, et al.” The complaint seeks damages in excess of $62 million from us and other defendants. Please see Part II, Item 1. Legal Proceedings herein and our annual report on Form 10-K for a description of such litigation. We may incur significant expense in defending this litigation. Further, an adverse outcome in such litigation could have a material adverse effect on our operations, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock, For additional discussion, see Note 11 to our Unaudited Condensed consolidated Financial Statements in Part 1, Item 1.
The following table sets forth our purchases of common stock during the three months ended March 31, 2009:

	Total		Total number of shares	Approximate dollar
	number of		purchased as part of	value of shares that may
	shares	Average price	publicly announced	yet be purchased under
2009	purchased	paid per share	plans or programs	the plans or programs

January	75,491	$1.83	75,491	$791,944
February	58,896	$1.80	58,896	$685,960
March	483,887	$1.38	483,887	$18,630
Total	618,274	$1.46	618,274
Item 6. Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation
Dated: May 7, 2009	By:	/s/ William C. Brooks
William C. Brooks
President & Chief Executive Officer

Dated: May 7, 2009	By:	/s/ Stephen D. Harris
Stephen D. Harris
Executive Vice President, Chief Financial Officer & Treasurer