Form 10-K
period 2009-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2009-09-24
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-11638
UNITED AMERICAN HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2526913
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
300 River Place, Suite 4950
Detroit, Michigan 48207
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (313) 393-4571
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the voting common stock of the registrant held by non-affiliates as of December 31, 2008, computed by reference to the NASDAQ Capital Market closing price on such date, was $10,789,125.
The number of outstanding shares of registrant’s common stock as of September 21, 2009 was 8,137,903.

I. UNITED AMERICAN HEALTHCARE CORPORATION
FORM 10-K

PART I
ITEM 1. BUSINESS
GENERAL
United American Healthcare Corporation (the “Company” or “UAHC”) was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references to the Company indicated herein shall mean United American Healthcare Corporation and its consolidated subsidiaries.
The Company provides comprehensive management and consulting services to a managed care organization in Tennessee. The Company also arranges for the financing of healthcare services and delivery of these services by primary care physicians and specialists, hospitals, pharmacies and other ancillary providers to commercial employer groups and government-sponsored populations in Tennessee.
Management and consulting services provided by the Company are and have been generally to health maintenance organizations with a targeted mix of Medicaid and Medicare enrollment. Management and consulting services provided by the Company include feasibility studies for licensure, strategic planning, corporate governance, management information systems, human resources, marketing, pre-certification, utilization review programs, individual case management, budgeting, provider network services, accreditation preparation, enrollment processing, claims processing, member services and cost containment programs.
UAHC’s efforts are concentrated on low-income families and people with disabilities in select geographic markets. The Company has specialized in the Medicaid market for over 20 years and its management team has decades of experience in this sector. Management believes the Company has gained substantial expertise in understanding and serving the particular needs of the Medicaid and Medicare population.
The Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was for many consecutive years a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. The discontinuance of the TennCare contract has had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization (the “Medicare Contract”). The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible members in Shelby County,

Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2009. The Company will not seek renewal of the Medicare contract. As of September 21, 2009, there were approximately 542 Medicare Advantage enrollees in the SNP.
Due to the expiration of the TennCare contract and the impending expiration of the Medicare contract, our board of directors and management have been engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Further, it is important to note that the exploration of strategic options includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
INDUSTRY
In an effort to control costs while assuring the delivery of quality healthcare services, the public and private sectors have increasingly turned to managed care solutions. As a result, the managed care industry, which includes health maintenance organization (“HMO”), preferred provider organization (“PPO”) and prepaid health service plans, has grown substantially.
While the trend toward managed care solutions was traditionally pursued most aggressively by the private sector, the public sector has embraced the trend in an effort to control the costs of healthcare provided to Medicaid recipients. Consequently, many states are promoting managed care initiatives to contain these rising costs and supporting programs that encourage or mandate Medicaid beneficiaries to enroll in managed care plans. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”), the federal government expanded managed care for publicly sponsored programs by allowing Medicare Advantage plans to offer special needs plans that cover dual eligibles. These special needs plans allow for coordinated care for a specific segment of the Medicare population, thus providing the opportunity for improved quality of care and cost management.

MANAGED CARE PRODUCTS AND SERVICES
The Company owns and manages the operations of an HMO in Tennessee, UAHC-TN. UAHC-TN is the Company’s principal revenue source. The following table shows the Company’s revenues by revenue category from UAHC-TN in dollar amounts and as a percentage of the Company’s total revenues for the fiscal years indicated. Such data are not necessarily indicative of UAHC TN’s contributions to the Company’s net earnings.

	Fiscal Year Ended June 30,
	2009		2008		2007
	(in thousands, except percentages)
Revenues
Medicaid	$5,543	33.3%	$16,237	60.5%	$16,045	94.6%
Medicare	11,116	66.7%	10,596	39.5%	921	5.4%

Total revenues	$16,659	100%	$26,833	100%	$16,966	100%

MANAGED PLANS
The Company has entered into a long-term management agreement, through a wholly owned subsidiary of the Company, with UAHC-TN. Pursuant to this management agreement, the Company provides to UAHC-TN management and consulting services associated with the financing and delivery of healthcare services.
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
UAHC-TN had a Medicaid contract with the agencies of State of Tennessee that expired on June 30, 2009. UAHC-TN has a Medicare contract the United States that expires December 31, 2009. The Company will not seek a renewal of the Medicare contract. The amount of premiums and/or fees that UAHC-TN received was established by the contracts, although it varied according to specific government programs and also varied according to demographic factors, including a member’s age, gender and health status.
Managed Plans Owned by the Company
Medicaid
UAHC-TN was organized as a Tennessee corporation in October 1993, and is headquartered in Memphis, Tennessee. The Company was active in the development of UAHC-TN, and through the Company’s wholly owned subsidiary, United American of Tennessee, Inc., wholly owns UAHC-TN. UAHC-TN began as a PPO contractor with the Bureau of TennCare, a State of Tennessee program that provides medical benefits to Medicaid and working uninsured and uninsurable recipients, and operated as a full-risk prepaid health services plan until it obtained its

TennCare HMO license in March 1996. UAHC-TN’s TennCare HMO contract was executed in October 1996, retroactive to the date of licensure.
On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. The discontinuance of the TennCare contract has had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows. As of June 30, 2009, there were no TennCare enrollees.
Medicare
On October 10, 2006, UAHC-TN entered into a contract with CMS to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer an SNP to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The current contract term is through December 31, 2009. The Company will not seek a renewal of the Medicare contract.
In December 2003, Congress passed the MMA, which increased the amounts payable to Medicare Advantage plans such as the Company’s plan, and expanded Medicare beneficiary healthcare options by, among other things, adding a Medicare Part D prescription drug benefit beginning in 2006.
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
As part of the MMA, effective January 1, 2006, every Medicare recipient was able to select a prescription drug plan through Medicare Part D. Financing for Medicare Part D comes from beneficiary premium payments, state contributions and general revenues. The monthly premium paid by enrollees is set to cover 25.5% of the cost for standard drug coverage. CMS subsidizes the remaining 74.5%, based on bids submitted to CMS by plans for their expected benefits payments. Plans can receive additional risk-adjusted payments for high cost enrollees and reinsurance payments for 80% of costs above the catastrophic threshold. A Part D plan’s total potential losses or profits are limited by risk-sharing arrangements with the federal government.

Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.
Under the standard Part D drug coverage for 2009, beneficiaries pay a $295 annual deductible, co-insurance payments equal to 25% of the drug costs between $295 and the annual coverage limit of $2,700, and all drug costs between $2,700 and $6,153, which is commonly referred to as the Part D “gap.” After the beneficiary has incurred $4,350 in out-of-pocket drug expenses, 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year are covered by the plan or the federal government. Medical advantage plans are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay, and coverage amounts are adjusted by CMS on an annual basis. As additional incentive to enroll in a Part D prescription drug plan, CMS imposes a cumulative penalty added to a beneficiary’s monthly Part D plan premium in an amount equal to 1% of the applicable premium for each month between the date of a beneficiary’s enrollment deadline and the beneficiary’s actual enrollment. This penalty amount is passed through the plan to the government. Each Medicare Advantage organization is required to offer at least one Part D drug prescription plan as part of its benefits. We currently offer prescription drug benefits through our medical advantage plan.
Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS for dual-eligible members. Currently, CMS pays a higher premium for a dual-eligible beneficiary because a dual-eligible member generally has a higher risk score corresponding to his or her higher medical costs. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members. The MMA provides Part D subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.
Bidding Process. Although Medicare Advantage plans have continued to be paid on a capitated, or per member per month basis, as of January 1, 2006, CMS has used a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, was relabeled as the “benchmark” amount, and local Medicare Advantage plans are required to annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare is required to pay the plan its bid amount, risk-adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing or reduced premiums, including premiums for Medicare Part D and other supplemental benefits. CMS has the right to audit the use of these proceeds. The remaining 25% of the excess amount is required to be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive.
Annual Enrollment and Lock-in. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. Since January 1, 2006, Medicare beneficiaries have had defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone prescription drug plan or traditional fee-for-service Medicare. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans and employer group retirees will be permitted to enroll in or change health plans during that plan year.
The Medicare Improvements for Patients and Providers Act of 2008. In July 2008, Congress passed the Medicare Improvements for Patients and Providers Act of 2008, commonly called MIPPA. MIPPA addressed several aspects of the Medicare program. With respect to Medicare Advantage and Medicare Part D plans, MIPPA increased restrictions on marketing and sales activities, including limitations on compensation systems for agents and brokers, limitations on solicitation of beneficiaries, and prohibitions regarding many sales activities. MIPPA also imposed restrictions on special needs plans, increased penalties for reimbursement delays by Medicare Part D plans, required weekly reporting of pricing standards by Medicare Part D plans, and implemented focused cuts to certain Medicare Advantage programs. The Congressional Budget Office has estimated that the Medicare Advantage provisions of MIPPA will reduce federal spending on Medicare Advantage by $48.7 billion over the 2008-2018 period.
As of September 21, 2009 there were approximately 542 Medicare Advantage enrollees in UAHC-TN.

Managed Plan Previously Operated by the Company
For many years prior to November 1, 2002, UAHC managed a health maintenance organization in Michigan called OmniCare Health Plan (“OmniCare-MI”). OmniCare-MI ceased to be a managed plan operated by the Company effective November 1, 2002. See discussion of lawsuit regarding OmniCare-MI in Part I. Item 3. of this annual report on Form 10K.
GOVERNMENT REGULATION
The Company is and/or has been subject to extensive federal and state healthcare and insurance regulations designed primarily to protect enrollees in our managed plans, particularly with respect to government sponsored enrollees. Such regulations govern many aspects of the Company’s business affairs and typically empower state agencies to review management agreements with healthcare plans for, among other things, reasonableness of charges. Among the other areas regulated by federal and state law are licensure requirements, premium rate increases, new product offerings, procedures for quality assurance, enrollment requirements, covered benefits, service area expansion, provider relationships and the financial condition of the managed plans, including cash reserve requirements and dividend restrictions. There can be no assurances that the Company or UAHC-TN will be granted the necessary approvals for new products or will maintain federal qualifications or state licensure.
The licensing and operation of UAHC-TN are governed by the Tennessee statutes and regulations applicable to HMOs. The licenses are subject to denial, limitation, suspension or revocation if there is a determination that the plan is operating out of compliance with the state’s HMO statute, failing to provide quality health services, establishing rates that are unfair or unreasonable, failing to fulfill obligations under outstanding agreements or operating on an unsound fiscal basis. UAHC-TN is not a federally-qualified HMO and, therefore, is not subject to the federal HMO Act.
Federal and state regulation of healthcare plans and managed care products is subject to frequent change, varies from jurisdiction to jurisdiction and generally gives responsible administrative agencies broad discretion. Laws and regulations relating to the Company’s business are subject to amendment and/or interpretation in each jurisdiction. In particular, legislation mandating managed care for Medicaid recipients is often subject to change and may not initially be accompanied by administrative rules and guidelines. Changes in federal or state governmental regulation could affect the Company’s operations, operating results and business prospects. While the Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future regulations may be interpreted, regulatory revisions may have a material adverse effect on the Company.
COMPETITION
The managed care industry is highly competitive. The Company directly competes with other profit and nonprofit entities that provide healthcare plan management services, including other HMOs, PPOs and insurance companies, many of which have significantly greater financial and administrative resources, larger enrollments, broader ranges of products and benefits, broader geographical coverage, more established reputations in the national market and in our markets, greater market share, and lower cost structures. The Company primarily competes on the basis of fee arrangements, cost effectiveness and the range and quality of services offered to prospective healthcare clients. As noted above, UAHC-TN’s entire TennCare population transferred to other managed care organizations on November 1, 2008 and the TennCare contract for its current Medicaid business in western Tennessee expired on June 30, 2009 and was not extended or renewed. UAHC-TN’s Medicaid primary market competitors in western Tennessee were TLC Family Health Plan, Unison Health Plan, and TennCare Select.
UAHC-TN’s Medicare primary market competitors in western Tennessee are Healthspring, Unison and Windsor. UAHC-TN primarily competes on the basis of enrollment, provider networks and other related plan features and criteria.
INSURANCE
The Company presently carries comprehensive general liability, directors and officers’ liability, property, business automobile, and workers’ compensation insurance. Management believes that coverage levels under these policies are adequate in view of the risks associated with the Company’s business. In addition, UAHC-TN has professional liability insurance that covers liability claims arising from medical malpractice. UAHC-TN is required to pay the professional liability insurance premiums under the terms of the Company’s management agreement. There can be no assurance as to the future availability or cost of such insurance, or that the Company’s business risks will be maintained within the limits of such insurance coverage.
EMPLOYEES
The total number of employees of the Company at September 1, 2009 was 12 compared to 99 at September 1, 2008. As a result of the termination of the TennCare contract, there was a substantial decrease in the total number of employees. Our senior management team evaluated our current personnel, resources and organizational structure to ensure that we have the appropriate resources in place to achieve our current business objectives and execute our potential strategic action plans. Given the TennCare contract termination and the impending discontinuance of the Medicare contract, the Company performed a strategic review of its exiting employees to determine the minimum employees required to continue to meet its regulatory obligations. Based on the strategic review, the Company has entered into retention and severance agreements with certain key employees to incentivize their continued service to the Company. The Company’s ability to expand its business into new markets depends, in significant part, upon the maintenance of its relationships with its senior officers, as well as its ability to attract and retain qualified professionals.
The Company’s employees do not belong to a collective bargaining unit and management considers its relations with remaining employees to be good.

ITEM 1A. RISK FACTORS
You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity.
Due to the expiration of the TennCare contract and the impending expiration of the Medicare contract, our Board of Directors and management are engaging in a review of potential strategic alternatives, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Our Board of Directors and management may not be able to identify any suitable strategic alternative or any identified strategic alternative or transaction may not be completed or successful.
On November 1, 2008, UAHC Health Plan’s TennCare members transferred to other managed care organizations. As a result, Medicaid revenue associated with the TennCare contract ceased as of October 31, 2008. UAHC Health Plan performed its remaining obligations under the TennCare contract through the contract’s expiration on June 30, 2009. Further, we will not seek renewal of our contract with CMS to act as a Medicare Advantage qualified organization. The foregoing operations represented all of our consolidated revenues in fiscal 2009 and such recent developments have had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows.
Due to the foregoing events, our board of directors and management continue to be engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Further, it is important to note that the exploration of strategic options includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
The evaluation of strategic alternatives can be lengthy and has inherent costs and risks. Previously, we noted that we expected to make a decision on any strategic alternative in the near term. Unfortunately, with the continued, extraordinary economic challenges confronting nearly all of the nation’s industry sectors, including healthcare, the process of evaluating our strategic options has taken longer than initially anticipated. Within the current economic climate, the number of potential business ventures that meet our criteria has been limited. Further, there is significant competition for small business opportunities and many of our competitors for acquisitions have greater financial and other resources than we do. We have not determined to pursue any specific strategic alternative at this time or whether to pursue any strategic alternative at all. There can be no assurance that the review of strategic alternatives will result in a transaction, or that the benefits of any strategic alternative pursued will in fact be realized.

Further, the market price of our stock may be volatile as we explore strategic alternatives, and volatility may persist or be increased if and when a decision to pursue an alternative is announced or we announce that we are no longer exploring strategic alternatives. Our failure to successfully pursue and complete a strategic transaction could result in a liquidation.
Further, any strategic alternative pursued will involve an evaluation and judgment of the risks, uncertainties and present challenges in implementation and integration. As a result, any such business arrangement or transaction may not lead to increased shareholder value. In addition, any strategic decision could lead to non-recurring or other charges. We have had no significant recent experience completing acquisitions or managing the integration of acquisitions. Further, any strategic alternative involving a different sector of the healthcare industry or a different industry altogether would involve greater risks and uncertainties for the current management team and operational structure as well as result in fewer synergies, if any. Accordingly, we cannot guarantee you that we will be able to successfully complete or integrate any business, products, technologies or personnel that we might acquire or seek to acquire in the future, and our failure to do so could harm our business. Any acquisitions of businesses, technologies, products or services may not generate sufficient revenues to offset the associated costs of the acquisitions or may result in other adverse effects.
We have made significant personnel reductions in the last year. Our operational concerns and weaker financial condition may make it harder to attract qualified employees in the future.
As we review the strategic options available to UAHC, our board and senior management team are also evaluating our current personnel, resources and organizational structure to ensure that we have the appropriate resources in place to achieve our current business objectives and execute our potential strategic action plans. This is especially important as we seek to ensure we fulfill our remaining contractual obligations in Tennessee. Failure to meet our contractual obligations to CMS could result in significant increases in expenses that we are working diligently to avoid. Even so, there are opportunities to reduce our operating costs, and we have significantly reduced our number of employees to fit our lower level of operating activity. At June 30, 2009, our total number of employees was reduced to 16 from 122 employees a year earlier.
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
The trading price of our common stock has been, and may continue to be, volatile. We believe this volatility is due to, among other things, current expectations of our future financial performance and the volatility of the stock market in general. Moreover, our common stock, which trades on The NASDAQ Capital Market, does not have substantial trading volume. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. Because of the limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. Moreover, the inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.
We may be delisted from the NASDAQ Capital Market if we do not satisfy continued listing requirements.
Our common stock currently trades on the NASDAQ Capital Market. If we fail to meet any of the continued listing standards of NASDAQ Capital Market, our common stock may be delisted. NASDAQ’s continued listing standards include, among other things, (1) a $1.00 minimum closing bid price and (2) shareholders’ equity of $2.5 million, a market value of publicly held shares of $35 million or net income from operations of in the most recently completed fiscal year or in two of the three most recently completed fiscal years, as well as additional stringent criteria that may be applied in the exercise of NASDAQ’s discretionary authority. In addition, if we are unable to consummate a strategic alternative in the near term, we may be deemed a “shell” company, which may result in delisting from the NASDAQ Capital Market, as well as cause us to be ineligible to utilize Form S-3 and Form S-8 registration statements and cause Rule 144 to be unavailable to our shareholders.
If our common stock were delisted from the NASDAQ Capital Market, you may find it difficult to dispose of your shares.
If delisted from the NASDAQ Capital Market, our common stock will likely be quoted in the over-the-counter market in the so-called “pink sheets” or quoted in the OTC Bulletin Board. In addition, our common stock likely would be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements would make it more difficult to buy or sell our common stock in the open market and therefore reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by clients and employees, the loss of institutional investor interest and fewer business development opportunities.
Reductions in funding for government healthcare programs could substantially reduce our revenues.
Substantially all of the healthcare services we offer are through government-sponsored programs, such as Medicare. As a result, our current revenues are dependent, in large part, on continued funding for government healthcare programs at or above current levels. Reductions in payments over the near term under Medicare or the other programs under which we offer health and prescription drug plans could similarly reduce our revenues. The premium rates paid to Medicare health plans are established by contract, although the rates differ depending on a combination of factors, including upper payment limits established by CMS, a member’s health profile and status, age, gender, county or region, benefit mix, member eligibility categories, and the plan’s risk scores. Some members of Congress have proposed significant cuts in payments to Medicare Advantage plans. In addition, continuing government efforts to contain healthcare related expenditures, including prescription drug costs, and other federal budgetary constraints that result in changes in the Medicare program, including with respect to funding, could lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits or mandate additional benefits, and reductions in the number of persons enrolled in or eligible for Medicare, which in turn could reduce the number of beneficiaries enrolled in our health plans and have a material adverse effect on our revenues and operating results.

CMS’s risk adjustment payment system and budget neutrality factors make our revenue and operating results difficult to predict and could result in material retroactive adjustments to our results of operations.
The Centers for Medicare & Medicaid Services (“CMS”) has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors that include: hospital inpatient diagnoses; diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits; gender; age; and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As a result, it is difficult to predict with any certainty our future revenue or operating results. In addition, our SNP risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue.
Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that Congress and CMS implemented in 2003 to prevent overall reductions in health plan payments while at the same time directing risk-adjusted payments to plans with more chronically ill enrollees. In general, this adjustment favorably impacted payments to Medicare Advantage plans. In February 2006, legislation was enacted that reduced federal funding for Medicare Advantage plans by approximately $6.5 billion over five years. Among other changes, the legislation provided for an accelerated phase-out of budget neutrality for risk-adjusted payments made to Medicare Advantage plans. These legislative changes will in general result in reduced payments to Medicare Advantage plans.
If we are unable to estimate incurred but not reported medical benefits expense accurately, that could affect our reported financial results.
Our medical benefits expense includes estimates of medical claims incurred but not reported (“IBNR”). Together with our internal and consulting actuaries, we estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions could, however, differ from those assumed in the estimation process. We continually review and update our estimation methods and the resulting reserves and make adjustments, if necessary, to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of medical benefits expense that we incur may be materially more than the amount of IBNR originally estimated. If our future estimates of IBNR are inadequate, our reported results of operations could be negatively impacted. Our limited ability to estimate IBNR accurately could also affect our ability to take timely corrective actions, exacerbating the extent of any adverse effect on our results.
Our records may contain inaccurate information regarding the risk adjustment scores of our members, which could cause us to overstate or understate our revenue.

We maintain claims and encounter data that support the risk adjustment scores of our members, which partly determine the revenue we are entitled to for them. These data are submitted to us based on medical charts and diagnosis codes prepared by providers of medical care. Inaccurate coding by medical providers and inaccurate records for new members in our plan could result in inaccurate premium revenue and risk adjustment payments, which are subject to correction or update in later periods. Payments that we receive in connection with such corrected or updated information may be reflected in financial statements for periods subsequent to the period in which the revenue was earned. We may also find that our data regarding our members’ risk adjustment scores, when reconciled, require that we refund a portion of the revenue that we received.
The competitive bidding process may adversely affect our revenues.
Payments for local and regional Medicare Advantage plans are based on a competitive bidding process that may decrease the amount of premiums paid to us or cause us to increase the benefits we offer without a corresponding increase in premiums. As a result of the competitive bidding process, in order to maintain our current level of revenues, in the future we may need to reduce benefits or charge our members an additional premium, either of which could make our health plan less attractive to members and adversely affect our membership.
We derive all of our Medicare revenues from our SNP operations, and legislative or regulatory actions, economic conditions or other factors that adversely affect those operations could materially reduce our revenues and increase our operating losses.
Because SNPs are relatively new to Medicare and to the health insurance market generally, we do not know whether we will be able to sustain our SNP operation’s profitability over the long-term, and our failure to do so could have an adverse effect on our results of operations. Factors that could affect our SNP operations include legislative, regulatory, intensity of competition, and utilization of benefit risks. In addition, Medicare beneficiaries who are dual-eligibles generally are able to disenroll and choose another SNP at any time, and certain Medicare beneficiaries also have a limited ability to disenroll from the SNP they initially select and choose a different SNP. We may not be able to retain the auto-assigned members or those members who affirmatively choose our SNP.
Financial accounting for the Medicare Part D benefits is complex and requires difficult estimates and assumptions.
The Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) provides for “risk corridors” designed to limit to some extent the losses SNPs would incur if their actual costs are higher than estimated in their bids submitted to CMS. As the risk corridors are designed to be symmetrical, a plan whose actual costs are below its expected costs is required to reimburse CMS based on a methodology similar to that set forth above. Reconciliation payments for estimated upfront federal reinsurance payments, or in some cases the entire amount of reinsurance payments, for Medicare beneficiaries who reach the drug benefits catastrophic threshold are made retroactively on an annual basis, which could expose plans to upfront costs in providing the benefit.

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
Our health plan subsidiary, UAHC-TN, is subject to laws and regulations that limit the amount of dividends and distributions it can pay to us for purposes other than to pay income taxes related to its earnings. These laws and regulations also limit the amount of management fees UAHC-TN may pay to its affiliates, including our management subsidiary, United American of Tennessee, Inc., without prior approval of, or notification to, state regulators. If the regulators were to deny or significantly restrict our subsidiary’s requests to pay dividends to us or to pay management and other fees to its affiliate, the funds available to us would be limited, which could impair our ability to implement our business and growth strategies.
We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.
Regulations under the Health Insurance Portability and Accountability Act of 1996, commonly called HIPAA, require us to comply with standards regarding the exchange of health information within our Company and with third parties, including healthcare providers, business associates and our members. These regulations include: standards for common healthcare transactions, including claims information, plan eligibility and payment information; unique identifiers for providers and employers; security; privacy; and enforcement. We conduct our operations in an attempt to comply with all applicable HIPAA requirements. Given the complexity of the HIPAA regulations, the possibility that the regulations may change and the fact that the regulations are subject to changing and sometimes conflicting interpretation, our ongoing ability to comply with the HIPAA requirements is uncertain. Additionally, the costs of complying with any changes to the HIPAA regulations may have a negative impact on our operations. Sanctions for failing to comply with the HIPAA health information provisions include criminal penalties and civil sanctions, including significant monetary penalties. A failure by us to comply with state health information laws that may be more restrictive than the HIPAA regulations could result in additional penalties.
Because our premiums are established by contract and cannot be modified during the contract term, our revenues will likely be reduced if we are unable to manage our medical expenses effectively.
Our SNP revenue is generated by premiums consisting of monthly payments per member that are established by the contract with CMS for our Medicare Advantage plan. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for Medicare member health acuity, we will be unable to increase the premiums we receive under the contract during its then-current term. As a result, our revenue depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of healthcare services. Relatively small changes in our medical loss ratio can create significant changes in our financial results. Accordingly, failure to adequately predict and control medical expenses or to make reasonable estimates and maintain adequate accruals for incurred but not reported (IBNR) claims could have a material adverse effect on our financial condition, results of operations or cash flows.
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
A disruption in our healthcare provider networks could have an adverse effect on our operations and results of operations.
Our operations and results of operations are dependent in part on our ability to contract with healthcare providers and provider networks on favorable terms. In any particular service area, healthcare providers or provider networks might refuse to contract with us, demand higher payments or take other actions that could result in higher healthcare costs, disruption of benefits to our members or difficulty in meeting our regulatory or accreditation requirements. If healthcare providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, then our ability to market products or to be profitable in our service area could be adversely affected. Our provider networks could also be disrupted by the financial insolvency of a large provider group. Any disruption in our provider network could result in a loss of membership or higher healthcare costs.
We rely on the accuracy of lists provided by CMS regarding the eligibility of a person to participate in our plan, and any inaccuracies in those lists could cause CMS to recoup premium payments from us with respect to members who are not ours, which could reduce our revenue and increase operating losses.
Premium payments that we receive from CMS are based upon eligibility lists produced by federal and local governments. From time to time, CMS may require us to reimburse it for any premiums that we received from CMS based on eligibility and dual-eligibility lists that CMS later discovers contained individuals who were not in fact residing in our service area or eligible for any government-sponsored program or were eligible for a different premium category or a different program. We may have already provided services to these individuals. In addition to CMS’s potential recoupment of premiums previously paid, we also are at risk that CMS might fail to pay us for members for whom we are entitled to payment. Our operating losses would increase as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.
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
Negative publicity regarding the managed healthcare industry generally or the Company in particular may result in increased regulation and legislative review of industry practices that further increase our costs of doing business and adversely affect our results of operations by:
•	requiring us to change our products and services;

•	increasing the regulatory burdens under which we operate;

•	adversely affecting our ability to market our products or services; or

•	adversely affecting our ability to attract and retain members.
We are dependent upon our executive officers, and the loss of any one or more of them and their managed care expertise could adversely affect our business.
Our operations are highly dependent on the efforts of William C. Brooks, our President and Chief Executive Officer, and certain other senior executives who have been instrumental in developing our business strategies and forging our business relationships. The Company neither has nor intends to pursue any long-term employment agreement with any of its key personnel. Accordingly, there is no assurance that the Company will be able to maintain such relationships or attract such professionals. Although we believe we could replace any executive we lose, the loss of the leadership, knowledge and experience of Mr. Brooks and our other executive officers could adversely affect our business. Moreover, replacing one or more of our executives may be difficult or may require an extended period of time. We do not currently maintain key man insurance on any of our executive officers. On August 28, 2009, Stephen D. Harris, the Executive Vice President and Chief Financial Officer of the Company resigned from such positions. Mr. Harris will continue to serve as a director of the Company. The loss of the leadership, knowledge and experience of Mr. Harris could adversely affect our business.
Violation of the laws and regulations applicable to us could expose us to liability, reduce our revenue, increase operating losses or otherwise adversely affect our operations and operating results.

The federal and state agencies administering the laws and regulations applicable to us have broad discretion to enforce them. We are subject on an ongoing basis to various governmental reviews, audits and investigations to verify our compliance with our contracts, licenses and applicable laws and regulations. An adverse review, audit or investigation could result in any of the following:
•	loss of our right to participate in the Medicare program;

•	loss of our license to act as an HMO or to otherwise provide a service;

•	forfeiture or recoupment of amounts we have been paid pursuant to our contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and our key employees;

•	damage to our reputation in existing and potential markets;

•	increased restrictions on marketing our products and services; and

•	inability to obtain approval for future products and services, geographic expansions or acquisitions.
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
There can be no assurance that we will be able to obtain insurance coverage in the future, or that insurance will continue to be available on a cost-effective basis, if at all. Moreover, even if claims brought against us are unsuccessful or without merit, we would have to defend ourselves against such claims. The defense of any such actions may be time-consuming and costly and may distract our management’s attention. As a result, we might incur significant expenses and might be unable to effectively operate our business.
We may incur debt in the future.
It may be necessary for us to obtain financing with a bank or financial institution to provide funds for working capital, capital purchases, potential acquisitions and business development. However, because of our cash flow position, we do not expect that we will have any immediate need to obtain additional financing. Interest costs associated with any debt financing may increase our operating losses and reduce our cash flows. Further, the terms on which amounts may be borrowed — including standard financial covenants regarding the maintenance of financial ratios and the prohibition against engaging in major corporate transactions or reorganizations and the payment of dividends— may impose additional constraints on our business operations and our financial strength.
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

Our security measures may be inadequate to prevent security breaches and our business operations and operating results could be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if they are not prevented.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company currently leases approximately 30,000 aggregate square feet in Detroit, Michigan and Memphis, Tennessee, from which it conducts its operations in Michigan and Tennessee. The Company has subleased the Memphis, Tennessee facility.
The principal offices of the Company are located at 300 River Place, Suite 4950, Detroit, Michigan, where it currently leases approximately 3,800 square feet of office space.
The Company believes that its current facilities provide sufficient space suitable for all of its activities and that sufficient other space will be available on reasonable terms, if needed.
ITEM 3. LEGAL PROCEEDINGS
The Company was a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Healthcare Corporation and others, et al.” On September 22, 2009, the Company settled this litigation for $3.2 million and all claims have been dismissed against the Company and the individuals.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

\

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of the Company’s common stock are traded on the NASDAQ Capital Market under the trading symbol “UAHC”.
The table below sets forth for the common stock the range of the high and low sales prices per share on the NASDAQ Capital Market for each quarter in the past two fiscal years.

	2009 Sales Price		2008 Sales Price
Fiscal Quarter	High	Low	High	Low
First	$2.01	$1.47	$4.72	$3.42
Second	$1.95	$1.04	$4.19	$2.53
Third	$2.21	$1.30	$2.82	$2.01
Fourth	$1.72	$1.16	$3.14	$1.36
As of September 21, 2009 the closing price of the common stock was $1.09 per share and there were approximately 166 shareholders of record of the Company. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other persons or entities. The Company has not paid any cash dividends on its common stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future.
Share Repurchase Program
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. For additional discussion, see Note 8 to our Consolidated Financial Statements included herein. During the fourth quarter of fiscal 2009, there were no share repurchases under the share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The following table shows consolidated financial data for fiscal years indicated:

	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Operating Data (Year ended June 30):

Operating revenues	$16,659	$26,833	$16,966	$16,989	$20,939
Earnings (loss) from continuing operations	(8,705)	(4,042)	(1,117)	1,373	5,474
Loss from discontinued operation, net of income taxes	—	—	—	—	(129)
Net income (loss)	(8,705)	(4,042)	(1,117)	1,373	5,345
Earnings (loss) per common share from continuing operations — basic	$(1.02)	$(0.47)	$(0.14)	$0.18	$0.74
Net earnings (loss) per common share — basic	$(1.02)	$(0.47)	$(0.14)	$0.18	$0.72

Net earnings (loss) per common share — diluted	$(1.02)	$(0.47)	$(0.14)	$0.18	$0.69

Weighted average common shares outstanding — diluted	8,532	8,666	8,103	7,628	7,674

Balance Sheet Data (June 30):

Cash, cash equivalents and current marketable securities	$17,575	$19,487	$14,228	$6,921	$13,573

Goodwill	—	—	3,452	3,452	3,452

Total assets	22,238	30,797	33,768	25,226	24,235
Medical claims and benefits payable	2,160	2,563	576	156	172

Debt	—	—	—	—	—

Shareholders’ equity	15,155	24,339	27,641	22,050	20,483

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: the ongoing U.S. recession, the termination of the TennCare contract, the wind down of the CMS Medicare business, the review of strategic alternatives, the existing global credit and financial crisis and other changes in general economic conditions, and adverse changes in the healthcare industry. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in Part1 Item 1a. Given such uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.
Overview
This section discusses the Company’s results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.
The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), a managed care organization (“MCO”) which is a wholly owned second-tier subsidiary of United American Healthcare Corporation. From November 1993 to June 30, 2009, UAHC-TN has had a contract with the State of Tennessee for the State’s “TennCare” program, to arrange for the financing and delivery of healthcare services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Total net loss related to this contract discontinuance was $4.0 million, which includes claim processing costs, employee severance and retention payments, and other corporate general administrative expenses beginning November 2008 through June 2009. The discontinuance of the TennCare contract has had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Medicare Advantage Special Needs Plan (“MA-SNP”) to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2009, after which the Company will not seek renewal of the contract. After the discontinuance of the Medicare contract in December 2009, Medicare remaining cash outlay is estimated to be approximately $2.7 million, which includes trailing Medicare related claims, claims processing fees, labor and facility fees.
Due to the expiration of the TennCare contract and the impending expiration of the Medicare contract, our board of directors and management have been engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Further, it is important to note that the exploration of strategic options includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
Since 2005, the Company has been a defendant in a lawsuit as described in Item 3. Legal Proceedings. Subsequent to June 30, 2009, the lawsuit was settled for $3.3 million, offset by an expected insurance recovery of $0.2 million. The Company has recorded a reserve of $3.1 million during fiscal 2009.
Review of Consolidated Results of Operations — 2009 Compared to 2008
Total revenues decreased $10.2 million (38%) to $16.7 million for the fiscal year ended June 30, 2009 compared to $26.8 million for the fiscal year ended June 30, 2008. The decrease in revenue is primarily attributable to discontinuance of the TennCare contract.
MA-SNP medical premiums revenues were $11.1 million for the fiscal year ended June 30, 2009 compared to $10.6 million for the fiscal year ended June 30, 2008, under UAHC-TN’s contract with CMS that began January 1, 2007. The increase in medical premiums results from additional revenue from a retroactive claims adjustment received from CMS, as discussed below, partially offset by a decrease in the number of SNP members.
MA-SNP premium revenue is subject to adjustment based on the health risk of its members. This process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Under the risk adjustment payment methodology, managed care plans must capture, collect, and report diagnosis code information to CMS. After reviewing the respective submissions, CMS establishes the payments to Medicare plans generally at the beginning of the calendar year and then adjusts premiums on two separate occasions on a retroactive basis.
The first retroactive risk premium adjustment for a given year generally occurs during the third quarter of such year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that year in the following calendar year (the “Final CMS Settlement”).
Prior to fiscal 2009, the Company was unable to estimate the impact of either of these risk adjustment settlements primarily because of the lack of historical risk-based diagnosis code data and insufficient historical experience regarding risk premium settlement adjustments on which to base a reasonable estimate of future risk premium adjustments and, as such, recorded them upon notification from CMS of such amounts. The Initial CMS Settlement related to 2008 claims recorded in fiscal year 2009 was $0.8 million.
The net MA-SNP per member per month premium rate, based on an average membership of 699 for the year ended June 30, 2009, was $1,598 for that one-year period. The net MA-SNP per member per month premium rate, based on an average membership of 767 for the year ended June 30, 2008, was $1,228 for that one-year period.
Fixed administrative fees were $4.6 million for the fiscal year ended June 30, 2009, a decrease of $9.9 million (68%) from fixed administrative fees of $14.5 million for the fiscal year ended June 30, 2008. The decrease in fixed administrative fees is principally due to a decrease in members resulting from the discontinuance of the TennCare contract.
Variable administrative fees resulting from the modified risk arrangement (MRA) revenue were $0.9 million for the fiscal year ended June 30, 2009 compared to $1.7 million for the fiscal year ended June 30, 2008. The $0.9 million in MRA revenue recorded in the second quarter of fiscal year 2009 related to fiscal year 2008.
Total expenses were $26.1million for the fiscal year ended June 30, 2009, compared to $30.1 million for the prior fiscal year, a decrease of $4.1 million (13%) The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses coupled with the fact that fiscal year 2008 included a goodwill impairment charge of $3.5 million. The decrease in marketing, general and administrative expenses was offset by increased legal expenses and a legal reserve established of $3.1 million, net of an expected insurance recovery of $0.2 million resulting from the litigation settlement described in Part I. Item 3 “Legal Proceedings.”
Medical expenses for MA-SNP were $10.2 million during the fiscal year ended June 30, 2009, an increase of $0.6 million from $9.6 million during the fiscal year ended June 30, 2008. Medical expenses generally consist of claim payments, pharmacy costs, and estimates of future payments of claims provided for services rendered prior to the end of the reporting period (such estimates of medical claims incurred but not reported are also known as “IBNR”). The IBNR was primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors using accepted actuarial methods. The percentage of such medical expenses to medical premiums revenues for MA-SNP, referred to as the medical loss ratio, was 90.6% for the fiscal year ended June 30, 2009 compared to 87.8% for the fiscal year ended June 30, 2008.

General and administrative expenses were $12.6 million for the fiscal year ended June 30, 2009, as compared with $16.9 million for the prior fiscal year, a decrease of $4.3 million. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the TennCare contract expiration partially offset by severance and labor related expenses and the legal fees associated with the litigation as described in Item 3. Legal Proceedings.
Provision for legal settlement totaled $3.1 million, net of $0.2 million in expected insurance recovery for fiscal year ended June 30, 2009. There was no provision for legal settlement recorded for fiscal year ended June 30, 2008, as the amount was not determinable at the end of fiscal year ended June 30, 2008. Since 2005, the Company has been a defendant in a lawsuit as described in Item 3. Legal Proceedings. Subsequent to June 30, 2009, the lawsuit was settled for $3.3 million and will be offset by expected insurance of $0.2 million.
Depreciation and amortization expense decreased slightly to $0.1 million for the fiscal year ended June 30, 2009 compared to $0.2 million for the fiscal year ended June 30, 2008. The decrease results from the sale of fixed assets.
Loss from operations before income taxes was $8.7 million for the fiscal year ended June 30, 2009 compared to loss from operations before income taxes of $1.9 million for the fiscal year ended June 30, 2008. Such increase in loss from operations of $6.8 million, or $0.79 per basic share, is principally due to reduction in revenue resulting from the expiration of the TennCare contract and the increase in legal expenses associated with litigation and the reserve established for the legal settlement.
Income tax benefit was $0.005 million for the fiscal year ended June 30, 2009 compared to expense of $2.1 million for the prior fiscal year. The Company’s effective tax rate for the fiscal year ended June 30, 2009 differs from the statutory rate. This difference was primarily related to the change in the valuation allowance. As a result of the expiration of the TennCare contract and pending expiration of the Medicare contract, the Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization.
Net loss was $8.7 million, or $(1.02) per basic share, for the fiscal year ended June 30, 2009, compared to net loss of $4.0 million, or $(0.47) per basic share, for the fiscal year ended June 30, 2008, an increase in the net loss of $4.7 million (115%).
Review of Consolidated Results of Operations — 2008 to 2007
Total revenues increased $9.9 million (58%) to $26.8 million for the fiscal year ended June 30, 2008 compared to $17.0 million for the fiscal year ended June 30, 2007. The increase in medical premiums revenues associated with MA-SNP as well as an increase in modified risk revenue were offset by a decrease in fixed administrative fees.
MA-SNP medical premiums revenues were $10.6 million for the fiscal year ended June 30, 2008 compared to $0.9 million for the fiscal year ended June 30, 2007, under UAHC-TN’s contract with CMS that began January 1, 2007. The increase in medical premiums is a result of increased membership.
The net MA-SNP per member per month premium rate, based on an average membership of 767 for the one year ended June 30, 2008, was $1,228 for that one-year period.
Fixed administrative fees related to the MRA program were $14.5 million for the fiscal year ended June 30, 2008, a decrease of $1.0 million (7%) from fixed administrative fees of

$15.5 million for the fiscal year ended June 30, 2007. The decrease in fixed administrative fees is principally due to a decrease in members.
Variable administrative fees resulting from the MRA were $1.7 million for the fiscal year ended June 30, 2008 compared to $0.5 million for the fiscal year ended June 30, 2007. Of the $1.7 million MRA revenue recorded in fiscal year 2008, $0.3 million of MRA revenue received relates to the third quarter of fiscal year 2006 and $1.4 million of MRA revenue received relates to fiscal year 2007. The $0.5 million MRA revenue received in fiscal year 2007 relates to the fourth quarter of fiscal year 2006. Under the MRA, UAHC-TN is at risk to lose up to 10% of administrative fee revenue and potentially could receive up to 15% incentive bonus revenue based on performance relative to benchmarks (through June 30, 2007). The Company’s accounting policy is to recognize MRA revenues upon notification by TennCare that the revenue has been earned. Effective July 1, 2007, the evaluation period for the MRA was changed from quarterly to annually, and the incentive bonus pool was adjusted to 20% of administrative fee revenue.
Total expenses were $30.1 million for the fiscal year ended June 30, 2008, compared to $19.1 million for the prior fiscal year, an increase of $11.0 million (57%). The increase is principally due to a goodwill impairment charge of $3.5 million and medical expenses related to our MA-SNP, which was launched in January 2007. See Note 2 to our Consolidated Financial Statements in Item 15 of this form 10-K.
Medical expenses for MA-SNP (beginning January 1, 2007) were $9.6 million during the fiscal year ended June 30, 2008, an increase of $8.7 million from $0.9 million during the fiscal year ended June 30, 2007. Medical expenses generally consist of claim payments, pharmacy costs, and IBNR. The IBNR was primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors using accepted actuarial methods. The medical loss ratio was 87.8% for the fiscal year ended June 30, 2008.
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
Income tax expense was $2.1 million for the fiscal year ended June 30, 2008 compared to $0.1 million for the prior fiscal year. The Company’s effective tax rate for the fiscal year ended June 30, 2008 differs from the statutory rate. This difference was primarily related to the change in the valuation allowance and an impairment charge against goodwill, which is not deductible for tax purposes. As a result of the pending expiration of the TennCare contract, the Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization.
Net loss was $4.0 million, or $(0.47) per basic share, for the fiscal year ended June 30, 2008, compared to net loss of $1.1 million, or $(0.14) per basic share, for the fiscal year ended June 30, 2007, an increase in the net loss of $2.9 million (262%).
Liquidity and Capital Resources
Capital resources, which for us is primarily cash from operations, are required to maintain our current operations and fund planned capital spending and other commitments and contingencies. Capital resources may also be used for strategic alternatives which may include merger and/or acquisitions. We have no indebtedness as of June 30, 2009. The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs related to the Medicare contract, and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN.
On April 22, 2008, we learned that UAHC-TN will cease providing managed care services as a TennCare contractor when its present TennCare contract expires. The discontinuance of the TennCare contract has had and will continue to have a material adverse impact on the Company’s operations and financial statements. Total costs related to this contract discontinuance were $4.0 million, which includes claim processing costs, employee severance, lease termination costs and other corporate general administrative expenses beginning November 2008 through June 2009.
At June 30, 2009, the Company had (i) cash and cash equivalents and short-term marketable securities of $17.6 million, compared to $19.5 million at June 30, 2008; (ii) working capital of $12.2 million, compared to working capital of $15.3 million at June 30, 2008; and (iii) a current assets-to-current liabilities ratio of 2.72 to 1, compared to 3.38 to 1 at June 30, 2008.
Net cash used in operating activities was $6.2 million in fiscal 2009 compared to net cash provided by operating activities of $5.5 million in fiscal 2008. Cash used in operations is primarily due to decreased revenue and income, resulting from the expiration of the TennCare contract. Total cash and marketable securities decreased by $7.1 million at June 30, 2009 compared to June 30, 2008 primarily due to trailing costs related to the TennCare contract termination. Total accounts receivable decreased by $0.6 million at June 30, 2009 compared to June 30, 2008, primarily due to the decrease in operating activity associated with the expiration of the TennCare contract, offset by the $0.2 million in insurance recovery receivable related the legal settlement and $0.8 million receivable related to the CMS retroactive risk premium adjustment. Medical claims payable decreased by $0.4 million at June 30, 2009 compared to June 30, 2008. The decrease in primarily due to a decrease in members as of June 30, 2009 compared to June 30, 2008. Accounts payable and accrued expenses decreased by $0.5 million at June 30, 2009 compared to June 30, 2008, principally due to the decrease in operating activity associated with the expiration of the TennCare contract which was offset by increased legal fees related to litigation. The reserve for legal settlement increased by $3.3 million resulting from the litigation described in Item 3. Legal Proceedings included herein.

Cash provided by investing activities of $9.5 million was primarily due to net sales of marketable securities. Cash proceeds from the maturity of marketable securities of $38.7 million was offset by cash purchases of maturity securities of $29.2 million. Property, plant and equipment decreased by $0.3 million at June 30, 2009 compared to June 30, 2008, due to the disposal of fixed assets associated with the sublease of the Tennessee facility and depreciation of $0.2 million.
Cash used in financing activities of $1.0 million was primarily due to a share repurchase program. On November 25, 2008, the Company’s board of directors approved the share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. As of June 30, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program. At June 30, 2009, there was $18,630 available under the share repurchase program.
The net increase in cash flow was $2.4 million for the fiscal year ended June 30, 2009, compared to a net increase in cash flow of $1.8 million for the prior fiscal year.
The Company’s wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at June 30, 2009. UAHC-TN had excess statutory net worth of approximately $1.3 million at June 30, 2009. The net worth and depository requirement was in effect through the contract expiration date of June 30, 2009. At such time, UAHC-TN, must continue to maintain a depository requirements of at least $2.4 million as statutory reserves for its ongoing Medicare operations.
Recently Enacted Pronouncements
The following are new accounting standards and interpretations that may be applicable in the future to the Company:
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. If the Company completes an acquisition, the Company believes that SFAS No. 141(R) will have an effect on its financial statements. The Company will determine the effect of SFAS No. 141(R) at the time of any such acquisition.
Also in May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an Interpretation of SFAS Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2010. The Company does not believe that SFAS 163 will have an effect on its financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is evaluating the impact, if any, that FSP EITF 03-6-1 will have on its financial statements.
In June 2009, FASB issued SFAS No. 168, “The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or “Codification”). When it becomes effective for financial statements covering periods ending after September 15, 2009, the Codification will be the single source of authoritative U.S. GAAP applicable to all non-governmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (“EITF”) pronouncements and related literature (i.e. all codified literature will carry the same level of authority and non-codified GAAP literature will become non-authoritative). The Codification will also include relevant portions of authoritative SEC content relating to matters within the basic financial statements, which are considered as sources of authoritative GAAP for SEC registrants. As of July 1, 2009, the FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts. Irrespective of how they would have been issued under the previous structure, all changes to GAAP will henceforth be only in the form of Accounting Standards Updates, which will serve to update the Codification itself. When the Codification becomes effective, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, will be rendered irrelevant to give effect to the new GAAP hierarchy established in the Codification. SFAS 168 is effective for the Company’s fiscal quarter beginning July 1, 2009. Other than modifications to the currently required disclosures, the Company does not expect the adoption of SFAS 168 to have a significant impact on its financial position, results of operations or cash flows.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Presented beginning at page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 (f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on such assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2009 based on those criteria.
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
See Note 18 to the Consolidated Financial Statements included herein.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information with respect to the directors and executive officers of the Company as of September 24, 2009. Our Bylaws provide for a classified Board of Directors consisting of three classes of directors, as equal in number as reasonably possible, each serving staggered three-year terms. Our Board consisted of eight directors from our 2006 annual meeting of shareholders until the 2008 annual meeting. Effective at the 2008 annual meeting pursuant to Board action, the minimum size of the Board was reduced from eight to six directors and the Board size was fixed at seven members. Each director serves for a three-year term expiring at the respective annual meeting or until a successor is duly elected and qualified.

Name	Age	Position(s)	Term Ending
Tom A. Goss	63	Non Executive Chairman and Director	2009
Richard M. Brown, D.O.	74	Director	2010
Darrel W. Francis	56	Director	2009
Bruce R. Galloway	51	Director	2011
Ronald E. Hall, Sr.	66	Director	2010
Stephen D. Harris	37	Director and Treasurer	2010
Emmet S. Moten, Jr.	65	Director	2009
William C. Brooks	76	President and Chief Executive Officer
Anita R. Davis	38	Chief Financial Officer
Tom A. Goss has served as Chairman since November 2008 and a director since 2000. He previously served as Vice Chairman from November 2001 to November 2008. He has been Chairman of Goss LLC, an insurance agency, since November 2000. He also has been Chairman of The Goss Group, Inc., an insurance products and services company, since November 2000, and earlier was a Partner/Advisor of that company since March 1997. He was Chairman of Goss Steel & Processing LLC, a steel processing center, from April 2003 until 2005, when the company was sold. He served as Director of Athletics for The University of Michigan from September 1997 to April 2000.
Richard M. Brown, D.O. has served as a director since 2001. Dr. Brown founded Park Medical Centers in 1961. He is a practicing physician and has been President of Park Family Health Care in Detroit, Michigan since 1995. During his career, he has also served as Chief of Staff of the following hospitals in Michigan: Michigan Health Center, Detroit Central Hospital, Botsford General Hospital and Zeiger Osteopathic Hospital. Dr. Brown has been a delegate to the American Osteopathic Association since 1989 and to the Michigan Association of Osteopathic Physicians and Surgeons since 1986. He is a past Board member of the Barbara Ann Karmanos Cancer Institute and the University of Osteopathic Medicine and Health Services in Des Moines, Iowa.

Darrel W. Francis has served as a director since 1998. Mr. Francis has been President of Precision Industrial Service, a full-service flooring company, since June 1999. He also was President of Metropolitan Facility Resources, an office furniture sales and design company, from January 1994 to December 1999. From January 1996 to October 1998, he was President of Advantage Pavilion, Inc., an office furniture sales and design company.
Bruce R. Galloway has served as a director since 2008. Mr. Galloway has been a managing member of Galloway Capital Management, LLC, an investment firm focused primarily on investments in undervalued public companies. In addition, since August 2005, he has been a managing director of Arcadia Securities, LLC, a New York-based National Association of Securities Dealers broker-dealer. Previously, he had been a managing director with Burnham Securities Inc., a New York-based investment banking firm.
Ronald E. Hall, Sr. has served as a director since 2001. Mr. Hall has been President, Chief Executive Officer and majority owner of Bridgewater Interiors, LLC in Detroit, Michigan since November 1998. Bridgewater Interiors is a major supplier of seating and overhead systems to the automotive industry. He is also the President/CEO of Renaissance Capital Alliance, an equipment leasing company and he is the Chairman/CEO of New Center Stamping, an automotive service parts stamping facility. From 1992 to October 1998, Mr. Hall served as President of the Michigan Minority Business Development Council, a privately funded, nonprofit, business development organization.
Stephen D. Harris has served as a director since 2006. Mr. Harris resigned as our Executive Vice President and Chief Financial Officer on August 27, 2009 and thereafter became an employee of Molina Healthcare, Inc. Mr. Harris continues to serve as our Treasurer. Mr. Harris joined us as our Chief Financial Officer and Treasurer on October 28, 2002, and he additionally became our Executive Vice President on July 1, 2006. He is a certified public accountant with experience in consulting, auditing and accounting for major companies in the automotive manufacturing, energy, and managed health care industries. Prior to joining us, he served as a Manager for Deloitte (then called Deloitte Consulting) since 1994.
Emmet S. Moten, Jr. has served as a director since 1988. Mr. Moten has been the President of Moten Group, a real estate development and consulting firm. From July 1988 to October 1996, he was Vice President of Development for Little Caesar Enterprises, Inc., a national fast food franchise company and the Detroit Tiger’s Ball Club. Prior to assuming that position, Mr. Moten was Director of the Community & Economic Development Department of the City of Detroit for almost ten years.
William C. Brooks has served as our President and CEO since November 22, 2002. He also served as a director of the Company from 1997, and as Chairman of our Board of Directors since January 1998, until November 2008. He retired as a Vice President of General Motors Corporation, Inc. in 1997. He is a retired Air Force Officer, and was Assistant Secretary of the U.S. Department of Labor from July 1989 to December 1990. He served as a member of the U.S. Social Security Advisory Board from February 1996 to January 1998.

Anita R. Davis was appointed as the Chief Financial Officer of the Company in August 2009. Ms. Davis has 14 years of accounting and finance experience prior to her role at United American Healthcare. Since 2005, she was the managing member of full-service accounting firm Haynes, Maufus & Davis, PLLC. From 2003 to 2005, she served as controller of a real estate development company. Earlier in her career, Davis held positions in accounting and finance, with a focus on SEC reporting, at a large public accounting firm and a Fortune 500 automotive supplier. Davis holds a bachelor’s degree in accounting from Michigan State University and is a Certified Public Accountant.
Former Directors and Executive Officers in Fiscal 2009. Ms. Stephanie Dowell ceased to be employed as Vice President of the Company effective January 1, 2009. Mr. Brooks ceased serving as Chairman and a director (and a member of the Executive Committee), and Mr. Eddie R. Munson ceased serving as a director (and a member of Finance and Audit Committee and Governance Committee), effective at the 2008 annual meeting of shareholders.
Finance and Audit Committee—Financial Expert
We have a standing Finance and Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The purpose of our Finance and Audit Committee is to, among other things, assist our Board of Directors in fulfilling its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accountant’s qualifications and independence, the performance of our independent registered public accounting firm, and the adequacy of our accounting and internal control systems.
The current members of our Finance and Audit Committee are Darrel W. Francis (Chairman), Dr. Richard M. Brown, Bruce R. Galloway and Ronald E. Hall, Sr. Our Board of Directors has determined that Mr. Francis is an audit committee financial expert as defined by the Securities and Exchange Commission. The designation of an audit committee financial expert does not impose upon such person any duties, obligations or liabilities that are greater than are generally imposed on members of the Finance and Audit Committee and the Board, and such designation does not affect the duties, obligations or liabilities of any other member of the Finance and Audit Committee or the Board.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available in the Corporate Governance section of our website at www.uahc.com. Waivers from or amendments to the Code of Business Conduct and Ethics, if any, will be made by the Board of Directors and will be publicly disclosed in the Corporate Governance section of our website.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, its executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in any of the Company’s equity securities and any changes thereto, and to furnish copies of these reports to the Company. Based on the Company’s review of the insiders’ forms furnished to the Company or filed with the SEC, no insider failed to file on a timely basis a Section 16(a) report in fiscal 2009, except (1) a late Form 4 was filed for each of Mr. Goss, Dr. Brown, Mr. Francis, Mr. Moten, Mr. Hall and Mr. Galloway related to the director’s annual stock grant in January 2009; (2) a late Form 3 was filed for Mr. Galloway in connection with his election as director; and (3) late Form 4s have yet to be filed for a number of exempt equity grants by the Company to various officers and directors under the 1998 Stock Option Plan.
ITEM 11. EXECUTIVE COMPENSATION
DIRECTOR COMPENSATION
The compensation program for non-employee directors is designed to encourage directors to continue Board service and to attract new directors with outstanding qualifications. Directors who are employees of the Company do not receive any additional compensation for Board service. All directors are reimbursed for expenses reasonably incurred in connection with Board service. The following table sets forth the fiscal 2009 compensation program for non-employee directors:

Board/Committee meeting fees (cash):	$1,000	per meeting
Annual Chair fees (cash):
Non Executive Chairman of the Board	$29,000
Finance and Audit Committee-Chair	$6,000
Compensation Committee-Chair	$4,000
Governance Committee-Chair	$3,000
Annual fees to all Non-Employee Board Directors:
Cash	$18,000
Stock (cash value)	$18,000

Director Compensation Table for Fiscal 2009
The following table sets forth the compensation of each non-employee director in fiscal 2009.

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name	($)	($)(1)	($)
Tom A. Goss	$89,000	$50,250	$139,250
Richard M. Brown, D.O.	54,000	32,500	86,500
Darrel W. Francis	70,000	50,250	120,250
Bruce R. Galloway	28,500	7,756	36,256
Ronald E. Hall, Sr.	62,000	32,500	94,500
Emmet S. Moten, Jr.	65,000	50,250	115,250
Eddie R. Munson	15,000	—	15,000

Total	$383,500	$223,506	$607,006

(1)	All awards in this column relate to stock options granted under the Company’s Amended and Restated 1998 Stock Option Plan. The amounts reported reflect the expense recognized for financial statement reporting purposes in fiscal 2009 in accordance with FAS 123(R) (although estimates for forfeitures related to service-based conditions are disregarded), and therefore include amounts from awards granted in and prior to fiscal 2009. Valuation assumptions used in determining these amounts are included in Note 10 of the Company’s audited consolidated financial statements included herein.
As of June 30, 2009, each non-employee director had the following aggregate number of stock options outstanding: Mr. Goss, 86,833; Dr. Brown, 114,333; Mr. Francis, 54,000; Mr. Galloway, 25,000; Mr. Hall, 114,333; and Mr. Moten, 86,833.
     Narrative Disclosure of Director Compensation Table
Except for Mr. Munson, the fees earned for each director includes the cash value of the stock award of $18,000. Mr. Munson ceased being a director as of the 2008 annual meeting of shareholders, held on November 7, 2008. Mr. Galloway gifted $5,500 of the total fees earned back to the Company. Mr. Galloway was granted options to purchase 25,000 shares of common stock on November 7, 2008 with an exercise price of $1.43 per share. Options for 4,170 shares vested on May 8, 2009, and options for 2,083 shares vest in ten installments each on the 8th day of each August, November, February and May thereafter to and including November 8, 2011.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table sets forth the total compensation paid or earned by the named executive officers during the years shown below.

				Option	All Other
Name and	Fiscal	Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)	($)
William C. Brooks	2009	320,000	—	26,700	106,668	453,368
President and CEO	2008	320,000	150,000	27,500	—	497,500

Stephen D. Harris	2009	184,000	—	32,500	3,668	220,168
Treasurer and	2008	184,000	90,000	134,463	4,400	412,863
Former Executive Vice President and CFO

Stephanie Dowell	2009	92,000	—	23,144	199,656	314,800
Former Vice President	2008	184,000	80,000	46,735	4,400	315,135
of Company; President and CEO of UAHC Health Plan of Tennessee, Inc.

(1)	The amounts reported reflect the amounts recognized for financial statement reporting purposes in the applicable year in accordance with FAS 123(R) (although estimates for forfeitures related to service-based conditions are disregarded), and therefore may include amounts from awards granted in and prior to the applicable year. All awards in this column relate to options granted under the Amended and Restated 1998 Stock Option Plan. Valuation assumptions used in determining the amortization amounts for fiscal 2009 are included in Note 10 of the Company’s consolidated financial statements included herein. During fiscal 2009, Ms. Dowell forfeited options to purchase 52,000 shares of common stock in connection with her termination.
     Narrative Disclosure of Summary Compensation Table
Compensation for our key executives is determined by the Compensation Committee. Salaries, bonuses and other compensation of our key executives are based upon profitability, enrollment levels of our clients, including UAHC Health Plan of Tennessee, Inc., revenue growth, return on equity and market share. The Compensation Committee believes that compensation of our key executives should be sufficient to attract and retain highly qualified personnel and also provide meaningful incentives for measurable superior performance. During fiscal 2009, our executive compensation included a base salary, 401K employer match contributions and severance and retention payments.
Bonus. No bonus amounts were earned in fiscal 2009. The 2008 amount represents a discretionary bonus.
All Other Compensation. Mr. Brooks earned $106,668 in fiscal 2009 due to his continuing employment under the retention and severance agreement in fiscal 2009, subject to the forfeiture provisions set forth therein. See “—Agreements Providing for Payments Due to Termination or Change-in-Control—Retention and Severance Agreements” below for additional information.
Mr. Harris received $3,668 from the Company’s 401K employer contribution matching fiscal 2009. Under the 401(k) Plan, the Company makes matching contributions on each employee’s behalf, up to a maximum of 2% of each employee’s total salary. Due to Mr. Harris’ resignation in August 2009, Mr. Harris forfeited all amounts earned under the retention provisions, and was not entitled to any additional severance or other termination payments, specified in his retention and severance agreement. Mr. Harris retained the right to exercise his outstanding options until their respective 10-year expiration dates. See “Agreements Providing for Payments Due to Termination or Change-in-Control—Retention and Severance Agreements” below for additional information.
Ms. Dowell earned $195,056 in fiscal 2009 in connection with her retention and severance agreement, consisting of (1) $92,000 in consideration for her retention through January 1, 2009 (paid within 30 days of such date), (2) $92,000 related to severance (equal to six months of pay) (3) $7,390 related to continuing medical and health benefits and (4) $3,666 related to life insurance premiums for 6 months. In consideration for the foregoing payments, Ms. Dowell executed a general release of claims against the Company and remains subject to the non-competition, non-solicitation, non-disparagement, nondisclosure, confidentiality and other related provisions set forth in such retention and severance agreement. Ms. Dowell also received $4,600 from the Company’s 401K employer contribution match in fiscal 2009.

Outstanding Equity Awards at June 30, 2009
The following table provides information on the current holdings of option awards by the named executive officers as of June 30, 2009. There are no unvested or unearned stock awards held by named executive officers as of June 30, 2009.

			Number	Number
			of Securities	of Securities
			Underlying	Underlying
			Unexercised	Unexercised	Option
			Options	Options	Exercise	Option
			(#)	(#)	Price	Expiration
Name	Grant Date		Exercisable	Unexercisable	($)	Date
William C. Brooks	12/4/2003	(1)	37,500	—	2.09	12/4/2013
	4/29/2004	(2)	90,000	—	4.27	4/29/2014
	12/2/2004	(3)	2,834	—	4.73	12/2/2014
	11/4/2005	(4)	15,000	—	2.10	11/4/2015
	4/24/2006	(5)	15,000	5,000	2.95	4/24/2016
	3/11/2008	(6)	4,751	14,249	1.67	3/11/2018
Stephen D. Harris	10/23/2002	(7)	25,000	—	1.05	10/23/2012
	12/4/2003	(8)	15,000	—	2.09	12/4/2013
	4/29/2004	(9)	30,000	—	4.27	4/29/2014
	12/2/2004	(3)	2,834	—	4.73	12/2/2014
	4/24/2006	(5)	15,000	5,000	2.95	4/24/2016
	11/3/2006	(10)	25,000	—	6.05	11/3/2016
	11/7/2007	(11)	6,250	8,750	2.85	11/7/2017
	3/11/2008	(6)	4,751	14,249	1.67	3/11/2018

(1)	Options for 15,000 shares vested on June 4, 2004 and options for 22,500 shares vested on December 4, 2004.

(2)	Options for 22,500 shares vested on October 29, 2004 and then vested in six installments of 11,250 shares on the 29th of each January, April, July, and October thereafter to and including April 29, 2006.

(3)	Vested on June 2, 2005.

(4)	Options for 2,500 shares vested on May 4, 2005 and then vested in ten installments of 1,250 shares on the 4th day of each August, November, February and May thereafter to and including November 4, 2008.

(5)	Options for 2,500 shares vested on October 24, 2006 and then vest in 14 installments of 1,250 shares on the 24th day of each January, April, July and October thereafter to and including April 24, 2010.

(6)	Options for 2,375 shares vested on September 11, 2008 and then vest in fourteen additional installments of 1,188 shares each on the 11th day of each December, March, June and September thereafter to and including March 11, 2012.

(7)	Vested in four equal annual installments beginning on October 23, 2003.

(8)	Vested on June 4, 2004.

(9)	Options for 7,500 shares vested on October 29, 2004 and then vested in six installments of 3,750 shares on the 29th of each January, April, July and October thereafter to and including April 29, 2006.

(10)	Vested in quarterly installments over one year.

(11)	Options for 5,000 shares vested on May 2, 2008 and then vest in ten additional installments of 1,250 shares each on the 2nd of each February, May, August and November thereafter to and including November 2, 2010.
Certain Agreements Providing for Payments Due to Termination or Change-in-Control as of June 30, 2009
     Retention and Severance Agreements
The Company entered into retention and severance agreements, dated and effective October 30, 2008 (each, a “Retention Agreement”), with William C. Brooks and Stephen D. Harris (each an “Executive”) to incentivize their continued service to the Company.
With respect to Mr. Brooks and Mr. Harris, in addition to any payments due under their current pay arrangements, the Retention Agreements provide that the Company will pay a Retention Payment of $320,000 and $184,000 to Mr. Brooks and Mr. Harris, respectively (equal to their current annual base salaries), provided that such Executive is still employed by the Company through a 2-year retention period ending October 30, 2010. A portion equal to 25% of such Executive’s Retention Payment is to be paid to him in cash within 30 days after the earlier of (i) expiration of the existing contract between our subsidiary, UAHC Health Plan of Tennessee, Inc., and the State of Tennessee, Bureau of TennCare (June 30, 2009), and (ii) the date the State of Tennessee releases statutory reserves currently required by such TennCare contract. Thereafter, the unpaid balance of such Executive’s Retention Payment is to be paid to him in cash within 30 days after October 30, 2010.
If Mr. Brooks or Mr. Harris Involuntarily Separates from Service for Cause (as defined in the Retention Agreement), or voluntarily resigns from the Company, before the completion of such Executive’s retention period, such Executive’s right to his Retention Payment will be forfeited and any amounts paid must be returned to the Company. If such Executive Separates From Service (as defined in the Retention Agreement) with the Company on account of death or Disability (as defined in the Retention Agreement), or upon his Involuntary Separation from Service with the Company other than for Cause, before the end of his retention period the Executive, or his designated beneficiary, as applicable, is entitled to his Retention Payment on a pro-rata basis.
In addition to the above described retention payments, the Retention Agreements provide that in the event of an Executive’s Involuntary Separation From Service, other than for cause, that is not on account of a change-in-control event (“CIC Event”), Mr. Brooks and Mr. Harris each are entitled to a cash Severance Benefit equal to 12 months of his base salary. Beginning on the first payroll date of the seventh month immediately following the date of Separation from Service, this Severance Benefit will be payable every other Friday on the same schedule and in the same manner as his monthly compensation was paid while the Executive was employed by the Company.
The Retention Agreements also provide that in the event of an Executive’s Separation From Service on account of a CIC Event, the Executive is entitled to the amount due under the Company’s Supplemental Executive Retirement Plan (the “SERP”) to be paid in a lump sum on the first day of the seventh month immediately following his Separation From Service date. Nothing in the Retention Agreements modifies the Executive’s entitlement to benefits to which he is otherwise entitled under the SERP.
For purposes of this Agreement a “CIC Event” occurs when one person, or more than one person acting as a group, (i) acquires control of stock which, when combined with stock already held by such person or group, constitutes more than 50% of the total fair market or total voting power of the Company’s stock (“Majority Control”), (ii) acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition of stock by such person or group, ownership of stock in the Company possessing 30% or more of the total voting power of the Company’s stock (“Effective Control”), or (iii) acquires, or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or group, Company assets having a gross market value equal to or greater than 40% of the total gross fair market value of the assets of the Company immediately before such acquisition or acquisitions.
In the event of Involuntary Separation from Service other than for Cause (if not a CIC Event) or an Involuntary Separation from Service due to a CIC Event, the Executive will receive (1) a pro rata payment of annual incentive compensation based on actual achievement, (2) an insurance policy covering him and his family for medical, dental, vision and prescription drug expenses on a comparable basis for up to three years (subject to termination as specified therein), (3) life insurance payments for up to 6 months, and (4) six months of outplacement services up to $5,000.
In consideration for the foregoing payments, each Executive agrees to the non-competition, non-solicitation, non-disparagement, non-disclosure, confidentiality and other related provisions set forth in his Retention Agreement. In addition, the Executive will be required to execute a general release of claims against the Company in consideration for the severance payments described above.
Amended and Restated 1998 Stock Option Plan
We have an Amended and Restated 1998 Stock Option Plan, under which stock options (nonqualified options and incentive stock options) may be granted to our officers, directors and key employees or those of our subsidiaries. Under stock option agreements governing options held by Mr. Brooks and Mr. Harris, (1) outstanding options will vest with respect to all shares upon (A) a sale of all or substantially all of the assets of the Company or (B) a sale of 80% or more of the outstanding stock of the Company, and (2) such person’s right to exercise options until the 10-year expiration date will not be impaired or affected in any way in the event such employment is terminated for any reason.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following table sets forth certain information as of June 30, 2009 concerning our equity compensation plans:

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	977,333	3.46	239,792
Equity compensation plans not approved by security holders(2)	—	—	17,389

Total	977,333	3.46	257,181

(1)	Relates to the Amended and Restated 1998 Stock Option Plan.

(2)	Relates to the Employee Stock Purchase Plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of September 21, 2009 with respect to (i) each director and named executive officer, (ii) all of our directors and executive officers as a group, and (iii) to our knowledge, each beneficial owner of more than 5% of the outstanding shares of common stock (including their respective address). Unless otherwise indicated, each owner (1) holds such shares directly and (2) has sole voting and investment powers with respect to the shares listed below. The percentage of common stock owned is based on 8,137,903 shares of common stock outstanding as of September 21, 2009.

	Amount and
	Nature
Name (and Address)	of Beneficial		Percent of
of Beneficial Owner	Ownership(1)		Class
William C. Brooks	251,905		3.0%
Stephanie Dowell	—		—
Tom A. Goss	131,793		1.6%
Richard M. Brown, D.O.	511,648	(2)	6.3%
Darrel W. Francis	71,988		*
Bruce R. Galloway	737,280	(3)	9.1%
Ronald E. Hall, Sr.	120,443		1.5%
Stephen D. Harris	147,037		1.8%
Emmet S. Moten, Jr.	105,514		1.3%
Directors and Executive Officers as a group (9 persons)	2,077,608		25.5%
WC Capital Management, LLC and related persons	882,900	(4)	10.8%
300 Drake Landing Boulevard Suite 230 Greenbrae, CA 94904
Lloyd I. Miller, III and related person	785,756	(5)	9.7%
4550 Gordon Drive Naples, FL 34102
Strategic Turnaround Equity Partners, LP and related persons	464,679	(6)	5.7%
c/o Galloway Capital Management, LLC 720 Fifth Avenue, 10th Floor New York, NY 10019

*	Less than 1%

(1)	Includes the following number of shares of common stock subject to options exercisable within 60 days of September 21, 2009: Mr. Brooks, 167,522; Ms. Dowell, 0; Mr. Goss, 68,771; Dr. Brown, 90,021; Mr. Francis, 35,938; Mr. Galloway, 4,170; Mr. Hall, 90,021; Mr. Harris, 127,521; and Mr. Moten, 68,771.

(2)	Includes 364,858 shares held indirectly, as trustee of the Richard M. Brown, D.O. Revocable Trust u/a/d 1/18/4.

(3)	Includes: 20,775 shares of common stock held in a trust for the benefit of Mr. Galloway’s son (Mr. Galloway is trustee); 15,050 shares of common stock held in a trust for the benefit of Mr. Galloway’s daughter (Mr. Galloway is trustee); 2,930 shares of common stock owned by RexonGalloway Capital Growth, LLC, an investment company in which Mr. Galloway is a member; and 12,692 shares of common stock owned by Jacombs Investments, Inc. See Footnote 6 below for additional information on shares beneficially owned by Mr. Galloway.

(4)	Based on Schedule 13G (Amendment No. 1) filed with the SEC on February 13, 2009 by WC Capital Management, LLC, Aaron H. Braun and Willow Creek Capital Partners, L.P. WC Capital Management, LLC is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares. Mr. Braun is the manager and controlling owner of WC Capital Management, LLC. No individual client’s holdings of such securities are more than five percent of the class, other than Willow Creek Capital Partners, L.P. All persons have shared voting and dispositive power over all of the shares.

(5)	Based on Schedule 13D (Amendment No. 3) filed with the SEC on September 17, 2009 by Lloyd I. Miller, III. Includes 697,498 shares owned of record by Trust A-4, for which Mr. Miller serves as investment advisor to PNC Bank , Ohio, N.A., the trustee of Trust A-4 (shared voting and investment power). Also includes 40,823 shares owned of record by Milfam II, L.P.; Mr. Miller is the manager of Milfam LLC, which is the general partner of Milfam II, L.P.

(6)	Based on Schedule 13D (Amendment No. 6) filed with the SEC on September 11, 2009 by Strategic Turnaround Equity Partners, LP (Cayman), Galloway Capital Management, LLC, Bruce Galloway, Gary Herman, Seth M. Lukash and Fred Zeidman.

Strategic Turnaround Equity Partners, LP (Cayman) is deemed to be the direct beneficial owner of 464,679 shares of common stock and has shared voting and disposition power with respect to all of such shares. Galloway Capital Management, LLC is deemed to be the indirect beneficial owner of 464,679 shares of common stock and has shared voting and disposition power with respect to all of such shares. Bruce Galloway is deemed to be the indirect beneficial owner of 464,679 shares of common stock owned directly by Strategic Turnaround Equity Partners, LP (Cayman), which he has shared voting and disposition power. See Footnote 3 for additional shares beneficially owned by Mr. Galloway. Gary Herman is deemed to be the beneficial owner of 469,979 shares of common stock, including the indirect beneficial ownership of 464,679 shares of common stock owned directly by Strategic Turnaround Equity Partners, LP (Cayman), which he has shared voting and disposition power. Gary Herman has sole voting and disposition power with respect to 5,400 shares of common stock. Of the total of 5,400 shares of common stock directly reported by Mr. Herman, 4,350 shares are directly beneficially owned by Mr. Herman and 1,050 are held by FBR, Inc. of which Mr. Herman has investment and voting discretion. Seth M. Lukash and Fred Zeidman do not currently own any shares of common stock directly. Each of Seth M. Lukash and Fred Zeidman, by virtue of his status as a director nominee of Strategic Turnaround Equity Partners, LP (Cayman), may be deemed to beneficially own the shares of common stock owned by Strategic Turnaround Equity Partners, LP (Cayman). Neither Seth M. Lukash nor Fred Zeidman have voting and disposition power with respect to such shares. Seth M. Lukash and Fred Zeidman each disclaim beneficial ownership of such shares.

Each of Galloway Capital Management, LLC, Bruce Galloway and Gary L. Herman disclaim beneficial ownership of the shares of common stock directly beneficially owned by Strategic Turnaround Equity Partners, LP (Cayman) (except for (i) the indirect interest of Galloway Capital Management LLC by virtue of being the general partner of Strategic

Turnaround Equity Partners, LP (Cayman), (ii) the indirect interests of Bruce Galloway and Gary L. Herman by virtue of being members of Galloway Capital Management, LLC, and (iii) the indirect interests of Bruce Galloway and Gary L. Herman by virtue of being limited partners of Strategic Turnaround Equity Partners, LP (Cayman). Galloway Capital Management LLC, Gary L. Herman and Bruce Galloway have shared power to direct the vote and shared power to direct the disposition of these shares of common stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Review of Related Person Transactions
Our Board of Directors has adopted a written Related Party Transactions Policy. We have posted it on our website at www.uahc.com. In general, it is our policy to avoid related-party transactions. If a “Related Party Transaction” is offered that appears to be in our best interests, then the policy provides a process to review and approve the transaction. Under this policy, a Related Party Transaction will be consummated or will continue only if:
•	our Finance and Audit Committee approves or ratifies the transaction and the transaction is on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party; or

•	the transaction is approved by disinterested members of our Board of Directors; or

•	the transaction involves compensation approved by our Compensation Committee.
For purposes of this policy, “Related Party” has the same meaning as “related person” under Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission, and includes:
•	any of our directors or executive officers,

•	any person who is known to us to be the beneficial owner of more than five percent of any class of our voting securities, and

•	any immediate family member of one of our directors or executive officers or a person known to us to be a more than five percent shareholder.
For purposes of this policy, a “Related Party Transaction” is a transaction in which we are a participant and in which any “Related Party” had or will have a direct or indirect material interest (including any transactions requiring disclosure under Item 404 of Regulation S-K), other than:
•	transactions available to all salaried employees generally, and

•	transactions involving less than $5,000 when aggregated with all similar transactions.

Management will present to the Finance and Audit Committee for approval by the next regularly scheduled Finance and Audit Committee meeting any Related Party Transactions proposed to be entered into by us, including the proposed aggregate value of such transactions, if applicable, or Related Party Transactions may preliminarily be entered into by management subject to ratification by the Finance and Audit Committee. The Finance and Audit Committee will review and approve or disapprove such transactions, and at each subsequent regularly-scheduled Finance and Audit Committee meeting, management will update the Finance and Audit Committee as to any material change to the approved transactions. If such transactions are not ratified, management must make all reasonable efforts to cancel or annul the transaction.
The policy also covers opportunities that are presented to an executive officer or director that may be available to us, either directly or by referral. Before the executive officer or director may consummate such an opportunity, it must be presented to the Board of Directors for consideration.
The policy also requires that all Related Party Transactions be disclosed in our filings with the SEC to the extent required by the SEC’s rules, and that they be disclosed to the Finance and Audit Committee and, if material, to the full Board of Directors.
Related Person Transactions Since July 1, 2008
     None
Director Independence
In fiscal 2009, the Board undertook its annual review of director independence in accordance with the applicable rules of Nasdaq. The independence rules include a series of objective tests, including that the director is not employed by us and has not engaged in various types of business dealings with us. In addition, the Board is required to make a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. The Board has affirmatively determined, after considering all of the relevant facts and circumstances, that Mr. Goss, Dr. Brown, Mr. Francis, Mr. Galloway, Mr. Hall and Mr. Moten are independent directors under the applicable rules of Nasdaq. Mr. Harris was employed by us until August 2009, and therefore is not an independent director.
Each of the members of the Finance and Audit Committee, Compensation Committee and Governance Committee are independent under the Nasdaq rules. In addition, each member of the Finance and Audit Committee of the Board must qualify under special independence standards established by the Securities and Exchange Commission. The Board has affirmatively determined that the members of the Finance and Audit Committee qualify as independent directors under SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pre-Approval Policies and Procedures for Audit and Non-Audit Services
The Finance and Audit Committee’s charter affirms its responsibility to approve in advance audit and non-audit services to be performed by our independent registered public accounting firm. In accordance with Section 10A(i) of the Exchange Act, before UHY LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Finance and Audit Committee. All of the audit-related, tax and other services described in the table above were approved by the Finance and Audit Committee pursuant to Rule 2-01(c)(7) of Regulation S-X.
Fees of the Independent Registered Public Accounting Firm
The following table sets forth the fees the Company was billed for audit and other services provided by UHY LLP in fiscal 2009 and 2008. All of such services were approved in conformity with the pre-approval policies and procedures described above. The Finance and Audit Committee, based on its reviews and discussions with management and UHY LLP noted above, determined that the provision of these services was compatible with maintaining UHY LLP’s independence.

	Fiscal	Fiscal
	2009	2008
Audit Fees	$200,300	$202,400
Tax Fees	30,505	27,000
Other Service Fees	19,100	7,900

Total Fees	$249,905	$237,300

Audit Fees. Audit fees include services rendering in reviewing quarterly financial information and auditing our annual consolidated financial statements for fiscal 2009.
Tax Fees. Tax fees relate to preparation of the federal, state and local income tax returns with supporting schedules.
Other Service Fees. Other service fees include services to provide agreed upon procedures and the audit of the 40lk plan.
UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-K report.
(3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K report. The Exhibit Index is hereby incorporated by reference into this Item 15.
(b) The list of exhibits filed with this report is set forth in response to Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION (Registrant)
Dated: September 24, 2009	By:	/s/ William C. Brooks
William C. Brooks
President and CEO (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each as of September 24, 2009.

Signature	Capacity

/s/ TOM A. GOSS Tom A. Goss	Chairman

/s/ WILLIAM C. BROOKS William C. Brooks	President and CEO (Principal Executive Officer)

/s/ STEPHEN D. HARRIS Stephen D. Harris	Treasurer and Director

/s/ EMMETT S. MOTEN, JR. Emmett S. Moten, Jr.	Secretary and Director

/s/ RICHARD M. BROWN, D.O. Richard M. Brown, D.O.	Director

/s/ DARREL W. FRANCIS Darrel W. Francis	Director

/s/ RONALD E. HALL, SR. Ronald E. Hall, Sr.	Director

/s/ BRUCE R. GALLOWAY Bruce R. Galloway	Director

/s/ ANITA R. DAVIS Anita R. Davis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
Board of Directors
United American Healthcare Corporation:
We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ UHY LLP
Southfield, Michigan
September 24, 2009

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$13,100	$10,713
Marketable securities	4,475	8,774
Accounts receivable — State of Tennessee, net	39	1,093
Interest receivable	42	551
Other receivables	1,377	374
Prepaid expenses and other	215	299

Total current assets	19,248	21,804
Property and equipment, net	134	472
Marketable securities — restricted	2,370	7,514
Restricted assets	—	421
Other assets	486	586

Total assets	$22,238	$30,797

Liabilities and Shareholders’ Equity
Current liabilities
Medical claims payable	$2,160	$2,563
Accounts payable and accrued expenses	1,228	1,726
Reserve for legal settlement	3,250	—
Accrued compensation and related benefits	388	896
Other current liabilities	57	1,273

Total current liabilities	7,083	6,458

Total liabilities	7,083	6,458

Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 8,137,903 and 8,734,214 shares issued and outstanding at June 30, 2009 and 2008, respectively	17,684	18,558
Additional paid-in capital — stock options	1,480	1,153
Additional paid-in capital — warrants	444	444
Retained earnings (accumulated deficit)	(4,444)	4,261
Accumulated other comprehensive loss, net of tax	(9)	(77)

Total shareholders’ equity	15,155	24,339

Total liabilities and shareholders’ equity	$22,238	$30,797

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended June 30,
	2009	2008	2007

Revenues
Fixed administrative fees	$4,599	$14,519	$15,543
Variable administrative fees	944	1,718	502
Medical premiums	11,116	10,596	921

Total revenues	16,659	26,833	16,966

Expenses
Medical services	10,181	9,550	891
Marketing, general and administrative	12,593	16,897	16,580
Provision for legal settlement	3,100	—	—
Depreciation and amortization	183	211	122
Goodwill impairment	—	3,452	—
Provision for claims audit and other commitment	—	—	1,526

Total expenses	26,057	30,110	19,119

Operating loss	(9,398)	(3,277)	(2,153)
Interest and other income	688	1,375	1,099

Loss before income taxes	(8,710)	(1,902)	(1,054)
Income tax expense (benefit)	(5)	2,140	63

Net loss	$(8,705)	$(4,042)	$(1,117)

Net loss per common share — basic
Net loss per common share	$(1.02)	$(0.47)	$(0.14)

Weighted average shares outstanding	8,532	8,666	8,103

Net loss per common share — diluted
Net loss per common share	$(1.02)	$(0.47)	$(0.14)

Weighted average shares outstanding	8,532	8,666	8,103

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

			Additional
			Paid-In	Additional	Retained	Accum.
			Capital	Paid-In	earnings	other	Total
	Common stock		Stock	Capital-	(Accum.)	comprehensive	shareholders’
	Shares	Amount	Options	Warrants	Deficit)	income (loss)	equity

Balance at June 30, 2006	7,527	$12,541	$259	$—	$9,420	$(170)	$22,050

Issuance of common stock	1,061	5,786	—	—	—	—	5,786
Stock option expense	—	—	348	—	—	—	348
Issuance of warrants	—	—	—	444	—	—	444
Comprehensive income:
Net loss	—	—	—	—	(1,117)	—	(1,117)
Unrealized gain on marketable securities	—	—	—	—	—	130	130

Total comprehensive loss							(987)

Balance at June 30, 2007	8,588	18,327	607	444	8,303	(40)	27,641

Issuance of common stock	146	231	—	—	—	—	231
Stock option expense	—	—	546	—	—	—	546
Comprehensive income:
Net loss	—	—	—	—	(4,042)	—	(4,042)
Unrealized loss on marketable securities	—	—	—	—	—	(37)	(37)

Total comprehensive loss							(4,079)

Balance at June 30, 2008	8,734	18,558	1,153	444	4,261	(77)	24,339

Repurchase and retirement of common stock	(671)	(982)	—	—	—	—	(982)
Issuance of common stock	75	108	—	—	—	—	108
Stock option expense	—	—	327	—	—	—	327
Comprehensive income:
Net loss	—	—	—	—	(8,705)	—	(8,705)
Unrealized gain on marketable securities	—	—	—	—	—	68	68

Total comprehensive loss							(8,637)

Balance at June 30, 2009	8,138	$17,684	$1,480	$444	$(4,444)	$(9)	$15,155

     See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2009	2008	2007

Operating Activities
Net loss	$(8,705)	$(4,042)	$(1,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	137	—	—
Asset write off	421	—	—
Goodwill impairment	—	3,452	—
Depreciation and amortization	183	211	122
Deferred income taxes	—	1,950	—
Director stock compensation	108	108	108
Stock option expense	327	546	348
Changes in assets and liabilities
Accounts receivable — State of Tennessee, net	1,054	362	8
Interest receivable and other receivables	(494)	108	(649)
Prepaid expenses and other	184	212	(246)
Medical claims payable	(403)	1,987	420
Accounts payable and accrued expenses	(498)	(1,416)	2,222
Reserve for legal settlement	3,250	—	—
Unearned revenue	—	(279)	279
Restricted assets	—	2,300
Accrued compensation and related benefits	(508)	—	164
Other current liabilities	(1,216)	39	(134)

Net cash provided by (used in) operating activities	(6,160)	5,538	1,525

Investing Activities
Purchase of marketable securities	(29,212)	(17,049)	(4,794)
Proceeds from sale of marketable securities	38,723	13,495	2,100
Proceeds from the sale of property and equipment	23	—	6
Purchase of property and equipment	(5)	(326)	(343)

Net cash provided by (used in) investing activities	9,529	(3,880)	(3,031)

Financing Activities
Net proceeds from sale of common stock	—	—	5,721
Proceeds from exercise of stock options	—	123	141
Purchase and retirement of common stock	(982)	—	—
Proceeds from issuance of warrants	—	—	260

Net cash provided by (used in) financing activities	(982)	123	6,122

Net increase in cash and cash equivalents	2,387	1,781	4,616
Cash and cash equivalents at beginning of year	10,713	8,932	4,316

Cash and cash equivalents at end of year	$13,100	$10,713	$8,932

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(in thousands)

	Year ended June 30,
	2009	2008	2007

Supplemental disclosure of cash flow information:
Income taxes paid	$152	$20	$—
Non-cash financing activity:
Transaction fee paid with warrants	$—	$—	$184
     See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
NOTE 1 — DESCRIPTION OF BUSINESS
United American Healthcare Corporation, together with its wholly owned subsidiaries (collectively, the “Company”), is a provider of healthcare services, including consulting services to managed care organizations. Due to the expiration of the TennCare contract and the impending expiration of the Medicare contract discussed in Note 12, the Company’s board of directors and management have been engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating assets. Further, it is important to note that the exploration of strategic options includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.	Principles of Consolidation. The consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned operational subsidiary, United American of Tennessee, Inc. (“UA-TN”). UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) (“UAHC-TN”) is a wholly owned subsidiary of UA-TN. All significant intercompany transactions and balances have been eliminated in consolidation.

b.	Use of Estimates. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant. The most significant estimates that are susceptible to change in the near term relate to the determination of medical claims payable.

c.	Cash and Cash Equivalents. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

d.	Marketable Securities. Investments in marketable securities are considered “available for sale” securities and are primarily comprised of certificates of deposit, U.S. Treasury notes, and debt issues of municipalities. Marketable securities are carried at fair value based upon published quotations of the underlying securities, and certificates of deposit at cost, which approximates fair

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
value. Marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, are not reasonably expected to be used in the normal operating cycle of the Company and are classified as non-current. All other securities are classified as current.

Premiums and discounts are amortized or accreted, respectively, over the life of the related debt security as adjustment to yield using the yield-to-maturity method. Interest and dividend income is recognized when earned. Realized gains and losses on investments in marketable securities are included in investment income and are derived using the specific identification method for determining the cost of the securities sold. Unrealized gains and losses on marketable securities are reported as a separate component of shareholders’ equity, net of income taxes.

e.	Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable at June 30, 2009 and 2008 consisted of State of Tennessee receivables, interest receivables and other receivables. Other receivables at June 30, 2009 and 2008 consist of the following:

	2009	2008

Retroactive adjustments for Medicare revenue	$834	$—
Insurance recovery	425	279
Pharmacy rebate	118	88
Other	—	7

	$1,377	$374

The Company performs an analysis of collectibility on its accounts receivables. An allowance is established for the estimated amount that may not be collectible. There was no allowance for doubtful accounts as of June 30, 2009 and June 30, 2008, respectively.

f.	Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures — 5 to 13 years; equipment — 5 years; and computer software — 2 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life. The Company uses accelerated methods for income tax purposes.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
g.	Goodwill. Goodwill resulting from business acquisitions was carried at cost. Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill, but requires that the carrying amount of goodwill be tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. Management evaluates the carrying value of goodwill quarterly.

In 2008, management assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount was impaired in accordance with SFAS No. 142 as a result of the TennCare contract termination as further discussed in Note 12 below. Accordingly, goodwill impairment was recorded for $3.5 million during the fiscal year ended June 30, 2008. There were no goodwill impairment charges recorded during fiscal years 2009 or 2007.

h.	Long-Lived Assets. Following the criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangibles are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are recorded at their net recoverable values.

i.	Medical Claims Payable. The Company provides for medical claims incurred but not reported (“IBNR”) for its Medicare Advantage members and the cost of adjudicating claims primarily based on medical cost estimates from historical data provided by the Centers for Medicare & Medicaid Services (“CMS”) and emerging medical claims experience together with current factors using accepted actuarial methods. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

j.	Revenue Recognition. Medical premiums revenues are recognized in the month in which members are entitled to receive healthcare services. Medical premiums collected in advance are recorded as deferred revenues. Medical premium revenue is subject to adjustment based on the health risk of its members. The process for adjusting premiums is referred to as the CMS risk adjustment payment methodology. Risk adjustment payments are recognized in the period in which UAHC-TN is notified thereof by CMS.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
Under TennCare’s administrative services only (“ASO”) arrangement, fixed administrative fee revenues are recognized in the period the related services are performed. In accordance with generally accepted accounting principles (“GAAP”), when applicable, the Company’s revenue recognition policy has been adjusted to reflect ASO revenue in which UAHC-TN assumed no risk for medical claims. Variable administrative fee revenues are recognized in the period in which UAHC-TN is notified thereof by TennCare. See Note 12 for further discussion of TennCare and Medicare revenue.

k.	Medical Services Expense Recognition. The Company contracts with various healthcare providers for the provision of certain medical services to its members and generally compensates those providers on a capitated and fee-for-service basis. Such medical service expenses generally consist of claim payments, pharmacy costs, and estimates of future payments of claims provided for services rendered prior to the end of the reporting period. Pharmacy costs represent payments for members’ prescription drug benefits. The estimates for medical claims payable are regularly reviewed and adjusted as necessary, with such adjustments generally reflected in current operations.

l.	Stop Loss Insurance. Stop loss insurance premiums are reported as medical services expense, while the related insurance recoveries are reported as deductions from medical services expense.

m.	Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets and liabilities to the amount expected to be realized. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the period.

n.	Earnings (Loss) Per Share. Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options or warrants. For the years ended June 30, 2009, 2008 and 2007, the Company had outstanding stock options and warrants which were not included in the computation of loss per share because the shares would be anti-dilutive due to the net loss each period.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
o.	Segment Information. The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Financial information is reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

p.	Reclassifications. Certain items in the prior periods consolidated financial statements, such as accrued rent along with interest and other income, have been reclassified to conform to the June 30, 2009 presentation.

q.	Subsequent Events. In accordance with SFAS No. 165, “Subsequent Events”, the Company has performed a review of events subsequent to the balance sheet date through September 24, 2009, the date that the consolidated financial statements were issued. See Note 17 for discussion of subsequent events.
NOTE 3 — MARKETABLE SECURITIES
A summary of marketable securities as of June 30, 2009 and 2008 is as follows (in thousands):

	2009	2008

Current:
Certificates of deposit	$4,475	$8,774
Noncurrent:
U.S. government obligations	2,370	7,514

	$6,845	$16,288

Certain of the Company’s operations are obligated by state regulations to maintain a specified level of escrowed funds to assure the provision of healthcare services to enrollees. To fulfill these statutory requirements, the Company maintains funds in highly liquid escrowed investments, which amounted to $2.4 million and $7.5 million at June 30, 2009 and 2008, respectively. These are different from the escrow accounts described in Note 13. Accumulated unrealized losses associated with these investments were $9,000 and $0.07 million at June 30, 2009 and 2008, respectively. The decline is considered temporary as the investments are restricted under current statutory deposit requirements of the State of Tennessee.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
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
Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 30, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities-short-term	$4,475	$—	$—	$4,475
Marketable Securities-long-term	$2,370	$—	$—	$2,370
Liabilities	$—	$—	$—	$—

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
NOTE 4 — CONCENTRATION OF RISK
During the years ended June 30, 2009, 2008 and 2007, approximately 33.3%, 60.5% and 94.6%, respectively, of the Company’s revenues were derived from one customer, TennCare. In addition, during June 30, 2009, 2008 and 2007, approximately 66.7%, 39.5% and 5.4%, respectively of the Company’s revenues were derived from another customer, CMS. As discussed in Note 12 below, the non-renewal of the contract with TennCare and the impending discontinuance of the Medicare contract has materially affected and will continue to affect the operating results and financial stability of the Company.
The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits. Management has deemed this as a normal business risk.
NOTE 5 — PROPERTY AND EQUIPMENT, NET
Property and equipment at each June 30 consists of the following (in thousands):

	2009	2008

Furniture and fixtures	$15	$870
Equipment	372	1,462
Computer software	84	376

	471	2,708
Less accumulated depreciation and amortization	(337)	(2,236)

	$134	$472

NOTE 6 — MEDICAL CLAIMS PAYABLE
The Company has recorded a liability of $2.1 million and $2.6 million at June 30, 2009 and 2008, respectively, for unpaid medical claims incurred by enrollees. The medical claims liability incurred through June 30, 2009 represents the liability for services that have been performed by providers for the Company’s Medicare Advantage members. Included in the incurred expense related to the current year are medical claims reported to UAHC-TN as well as claims that have been incurred but not yet reported to it, or “IBNR”. The IBNR component is primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors. The IBNR reserve estimated at June 30, 2009 and 2008, was derived by an independent actuarial analysis. Each period, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company will increase or decrease the amount of the estimates, and include the changes in medical expenses in the period in which the change is identified. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2009 and 2008, and the difference could be material.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
The following table provides a reconciliation of the unpaid claims as of June 30, 2009 and 2008 (in thousands):

	2009	2008

Balance at beginning of fiscal year	$2,563	$576

Incurred claims related to current fiscal year	7,819	7,453
Incurred claims related to prior fiscal years	—	181

Total claims incurred	7,819	7,634

Paid claims related to current fiscal year	6,095	3,755
Paid claims related to prior fiscal years	2,127	1,892

Total paid claims	8,222	5,647

Balance at end of fiscal year	$2,160	$2,563

NOTE 7 — INCOME TAXES
Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of SFAS No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Upon adoption, any cumulative effect of the change in accounting principle should be recorded as an adjustment to opening retained earnings. There was no adjustment required to opening retained earnings.
The Company had no unrecognized tax benefits as defined by FIN 48 as of June 30, 2009 and 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2009. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended June 30, 2009, 2008 or 2007 or in the consolidated balance sheets as of June 30, 2009 or June 30, 2008. As of the September 10, 2009, the Company’s fiscal 2006, 2007, 2008 and 2009 consolidated tax returns remain open to examination by the Internal Revenue Service.
The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

	2009	2008	2007

Income taxes:
Current expense (benefit)	$(5)	$190	$63
Deferred expense (benefit)	(3,001)	517	(551)
Change in valuation allowance	3,001	1,433	551

	$(5)	$2,140	$63

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
A reconciliation of the provision for income taxes for each year ended June 30 is as follows (in thousands):

	2009	2008	2007
Income tax benefit at the statutory tax rate	$(2,962)	$(647)	$(358)
State and city income tax, net of federal effect	(43)	136	22
Permanent differences	7	1,186	15
Change in valuation allowance	3,001	1,433	551
Other, net	(8)	32	(167)

	$(5)	$2,140	$63

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result of the TennCare contract termination, management believes that the realization of deferred tax assets does not meet the more likely than not threshold for recognition.
Components of the Company’s deferred tax assets and liabilities at each year ended June 30 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accrued rent	$—	$30
Accrued compensation	79	202
Net operating loss carryforward of consolidated losses	4,024	1,973
Capital loss carryforward	1,360	1,360
Alternative minimum tax credit carryforward	735	677
Property and equipment	—	15
Medical claims payable	963	1,049
Reserve for legal settlement	1,054	—
Stock based compensation	496	385

Total deferred tax assets	8,711	5,691
Deferred tax liabilities — property and equipment	(19)	—

Net deferred tax asset	8,692	5,691
Valuation allowance	(8,692)	(5,691)

Net deferred taxes	$—	$—

As of June 30, 2009, the net operating loss carryforwards for federal income tax purposes expire from 2022 to 2029.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
NOTE 8 — SHARE REPURCHASE PROGRAM
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. The program allows for the Company’s shares to be purchased at prevailing prices from time to time at the discretion of management and in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares of common stock purchased depends upon market conditions and other factors. The repurchase program does not obligate the Company to repurchase any specific number of shares and may be modified or discontinued at any time.
As of June 30, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370.
NOTE 9 — NON-RECURRING CHARGES
As a result of a state regulatory audit of UAHC-TN’s processed claims, UAHC-TN was notified in late fiscal 2007 that UAHC-TN may have incorrectly received an overpayment of $1.1 million for medical claims as a result of a discrepancy in pricing methodology. As a result, UAHC-TN recorded a reserve of $1.1 million in the fourth quarter of fiscal 2007. In addition, based on a subsequent regulatory evaluation conducted by the Tennessee Department of Commerce and Insurance, it was determined that TennCare overpaid UAHC-TN $0.4 million in excess of UAHC-TN’s statutory net worth requirement as of June 30, 2002, based on a 2002 contractual agreement. The Company recorded a charge for this amount in the fourth quarter of fiscal 2007. These items have been reflected as “Provision for claims audit and other commitment” on our fiscal 2007 Consolidated Statement of Operations. These amounts were paid during fiscal year 2008.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
NOTE 10 — BENEFIT, OPTION PLANS AND WARRANTS
The Company offers a 401(k) retirement and savings plan that covers substantially all of its employees. Effective and since April 1, 2001, the Company has matched 50% of an employee’s contribution up to 4% of the employee’s salary. Expenses related to the 401(k) plan were $46,294, $81,190 and $80,930 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.
The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan (“ESPP”), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price, which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. Employee contributions for each of the fiscal years ended June 30, 2009, 2008 and 2007, were $0, $0 and $2,428, respectively.
On August 6, 1998, the Company’s Board of Directors adopted the 1998 Stock Option Plan (“1998 Plan”). The 1998 Plan was approved by the Company’s shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company’s shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by five years to August 6, 2013. On November 5, 2004 the Company’s shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 1,000,000 to 1,500,000 shares.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
Information regarding the stock options outstanding at June 30, 2009, 2008 and 2007, are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
			Average
		Weighted	remaining	Number of	Weighted
		average	contractual	shares	average
	Shares	exercise price	life	exercisable	exercise price

Options outstanding at June 30, 2006	954	$3.09	6.79 years	706	$3.12
Granted	146	5.98	8.10 years	16	6.05
Exercisable	—	—	—	76	3.14
Exercised	(44)	2.74	—	(44)	2.74
Expired	—	—	—	—	—
Forfeited	(42)	5.92	—	—	—

Options outstanding at June 30, 2007	1,014	$3.40	6.18 years	754	$3.20
Granted	200	1.94	9.64 years	4	2.85
Exercisable	—	—		123	3.05
Exercised	(102)	1.18	—	(102)	1.18
Expired	—	—	—	—	—
Forfeited	(10)	2.95	—	—	—

Options outstanding at June 30, 2008	1,102	$3.35	6.46 years	779	$3.06
Granted	25	1.43	9.42 years	4	1.43
Exercisable	—	—	—	104	2.93
Exercised	—	—	—	—	—
Expired	(75)	1.63	—	(75)	1.63
Forfeited	(75)	2.90	—	(27)	3.18

Options outstanding at June 30, 2009	977	$3.46	5.87 years	785	$3.77

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
The aggregate intrinsic value of options outstanding as of June 30, 2009 was $20,500. The aggregate intrinsic value of option exercisable as of June 30, 2009 was $15,917. Options for 239,792 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2009.
The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.3 million, $0.5 million and $0.3 million for fiscal 2009, 2008 and 2007, respectively.
The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2009, 2008 and 2007, depending on the date of issuance:

Dividend yield	0%
Expected volatility	29% to 66%
Risk free interest rate	3.44% to 4.81%
Expected life	5.0 to 10.0 years
The options have terms ranging from 5.0 to 10.0 years and typically vest quarterly over 3 years. Through March 2012, total compensation expense to be recognized is expected to be $0.4 million related to these options. The weighted average grant-date fair value of options granted was $1.86 in fiscal 2009, $1.54 in fiscal 2008, and $5.31 in fiscal 2007. The total intrinsic value of options exercised was $0 in fiscal 2009, $186,406 in fiscal 2008, and $199,445 in fiscal 2007. The intrinsic values were determined as of the date of exercise.
The Company also has warrants outstanding to purchase 99,999 shares of the Company’s stock at an exercise price of $8.50 per share and 50,000 with an exercise price of $9.01. All of these warrants expire in December 2011.
NOTE 11 — LEASES
The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through December 2010. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance. As a result of the TennCare Contract expiration and the impending Medicare contract expiration, the Company has subleased the Memphis, Tennessee facility. See Note 12 for further discussion.

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
Rent expense for the years ended June 30, 2009, 2008 and 2007, totaled $0.4 million, $0.3 million and $0.4 million, respectively. Based on the current commitments, the Company will incur rent of $0.1 million for each of its fiscal years through 2011. These commitments are net of sublease income of $0.3 million and $0.2 million for fiscal years 2010 and 2011, respectively.
NOTE 12 — TENNESSEE OPERATIONS
UAHC-TN was for many consecutive years a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its TennCare contract expired. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Revenue under this contract represented 33.3%, 60.5% and 94.6% of the Company’s total revenue for the years ended June 30, 2009, 2008 and 2007, respectively.
SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires a liability for certain costs associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The costs to be recognized include employee termination benefits, lease termination and costs to relocate the Company’s facility. The following table summarizes certain exit costs resulting from the TennCare contract expiration (in thousands):

	Balance at			Balance at
Item	July 1, 2008	Expense	Payments	June 30, 2009

Workforce reduction	$—	$763	$(621)	$142
Lease abandonment, net	—	20	(3)	17
Relocation costs	—	45	(45)	—

Total	$—	$828	$(669)	$159

In connection with the termination of the TennCare contract, the Company reduced it’s workforce, subleased its leased Tennessee facility to a third party effective April 2009, and relocated the Tennessee office. In addition to the above exits costs summarized, the Company also incurred approximately $3.2 million in additional costs related to the TennCare contract expiration, which included claim processing costs, ongoing labors costs, and other corporate general administrative expenses from November 2008 through June 2009.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & CMS to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2009, after which the Company will not seek renewal of the contract. After the discontinuance of the Medicare contract in December 2009, the cash outlay is expected to be approximately $2.7 million, which includes trailing Medicare related claims, claims processing fees, labor and facility fees.
NOTE 13 — RESTRICTED ASSETS
Under two escrow agreements between the Company and TennCare on August 5, 2005, the Company funded two escrow accounts held by TennCare at the State Treasury. Both escrow agreements recited that TennCare did not assert there had been any breach of UAHC-TN’s TennCare contract and that the Company funded the escrow accounts as a show of goodwill and good faith in working with TennCare.
The larger escrow account, which expired, was in the original amount of $2,300,000 and was security for repayment to TennCare of any overpayments to UAHC-TN that might be determined by an audit of all UAHC-TN processed claims since 2002. In August 2007, the Company received $1,289,851 plus accumulated interest earnings back from that account. In November 2007, the remaining $1,010,149 account balance was paid to TennCare for claims discrepancies found in the review by the Tennessee Department of Commerce and Insurance.
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

United American Healthcare Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2009, 2008 and 2007
NOTE 14 — UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following table presents selected quarterly financial data for the fiscal years ended June 30, 2009 and 2008 (in thousands, except per share data):

	THREE MONTHS ENDED
	Sept. 30,	Dec. 31,	March 31,	June 30,	Total
2009
Total revenues	$6,285	4,512	2,612	3,250	16,659
Net earnings (loss)	190	(1,364)	(3,024)	(4,507)	(8,705)
Net earnings (loss) per common share assuming dilution	$0.02	(0.16)	(0.35)	(0.53)	(1.02)

2008
Total revenues	$5,788	$6,664	$7,950	$6,431	$26,833
Net earnings (loss)	73	256	(3,770)	(601)	(4,042)
Net earnings (loss) per common share assuming dilution	$0.01	$0.03	$(0.43)	$(0.08)	$(0.47)

The net loss in the second and third quarter of fiscal 2009 is primarily attributable to the TennCare contract termination. The net loss in fourth quarter of fiscal 2009 is primarily attributable to the TennCare contract termination and the reserve for litigation. The net loss in the third quarter of fiscal 2008 is primarily attributable to the goodwill impairment charge and increase in the deferred tax asset valuation allowance recorded during the quarter. Please refer to Note 2 for further discussion.

NOTE 15 — SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company’s principal operations for fiscal 2009, 2008 and 2007 is as follows (in thousands):

	Management	HMO &	Corporate &	Consolidated
	Companies (1)	Managed Plan (2)	Eliminations	Company
2009
Revenues — external customers	$—	$16,659	$—	$16,659
Revenues — intersegment	12,592	—	(12,592)	—

Total revenues	$12,592	$16,659	$(12,592)	$16,659

Interest expense	$—	$—	$—	$—
Earnings (loss) from operations	(2,500)	(6,205)	—	(8,705)
Segment assets	47,936	12,842	(38,540)	22,238
Purchase of equipment	5	—	—	5
Depreciation and amortization	183	—	—	183

2008

Revenues — external customers	$—	$26,833	$—	$26,833
Revenues — intersegment	15,696	—	(15,696)	—

Total revenues	$15,696	$26,833	$(15,696)	$26,833

Interest expense	$—	$—	$—	$—
Earnings (loss) from operations	(5,228)	1,186	—	(4,042)
Segment assets	63,423	21,518	(54,144)	30,797
Purchase of equipment	326	—	—	326
Depreciation and amortization	211	—	—	211

2007

Revenues — external customers	$—	$16,966	$—	$16,966
Revenues — intersegment	14,162	—	(14,162)	—

Total revenues	$14,162	$16,966	$(14,162)	$16,966

Interest expense	$—	$—	$—	$—
Earnings (loss) from operations	(1,532)	415	—	(1,117)
Segment assets	64,273	20,017	(50,522)	33,768
Purchase of equipment	343	—	—	343
Depreciation and amortization	122	—	—	122

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

(2)	HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

NOTE 16 — RECENTLY ENACTED PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. If the Company completes an acquisition, the Company believes that SFAS No. 141(R) will have an effect on its financial statements. The Company will determine the effect of SFAS No. 141(R) at the time of any such acquisition.
Also in May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an Interpretation of SFAS Statement No. 60” (“SFAS 163”). SFAS 163 interprets Statement No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended June 30, 2010. The Company does not believe that SFAS 163 will not have an effect on its financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is evaluating the impact, if any, that FSP EITF 03-6-1 will have an on its financial statements.
In June 2009, FASB issued SFAS No. 168, “The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168” or “Codification”). When it becomes effective for financial statements covering periods ending after September 15, 2009, the Codification will be the single source of authoritative U.S. GAAP applicable to all non-governmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (“EITF”) pronouncements and related literature (i.e. all codified literature will carry the same level of authority and non-codified GAAP literature will become non-authoritative). The Codification will also include relevant portions of authoritative SEC content relating to matters within the basic financial statements, which are considered as sources of authoritative GAAP for SEC registrants. As of July 1, 2009, the FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts. Irrespective of how they would have been issued under the previous structure, all changes to GAAP will henceforth be only in the form of Accounting Standards Updates, which will serve to update the Codification itself. When the Codification becomes effective, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, will be rendered irrelevant to give effect to the new GAAP hierarchy established in the Codification. SFAS 168 is effective for the Company’s fiscal quarter beginning July 1, 2009. Other than modifications to the currently required disclosures, the Company does not expect the adoption of SFAS 168 to have a significant impact on its financial position, results of operations or cash flows.
NOTE 17 — SUBSEQUENT EVENT
On August 27, 2009, Stephen D. Harris, the Executive Vice President and Chief Financial Officer of the Company, resigned from such positions. Mr. Harris will continue to serve as a director of the Company. On August 27, 2009, the Board of Directors appointed Anita R. Davis as Chief Financial Officer of the Company.
NOTE 18 — LEGAL SETTLEMENT
The Company was a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Healthcare Corporation and others, et al.” On September 22, 2009, the Company settled this litigation for $3.2 million and all claims have been dismissed against the Company and the individuals. The Company expects to recover $0.2 million through insurance. In the fourth quarter, the Company recorded a provision for this legal settlement of $3.1 million, which is net of the insurance reimbursement of $0.2 million in the fiscal year 2009 statement of operations. As of June 30, 2009, the related liability $3.3 million is included in reserve for legal settlement and the expected insurance reimbursement of $0.2 million is included in the other receivables on the consolidated balance sheet.

EXHIBIT INDEX

Exhibit		Incorporated Herein By	Filed
Number	Description of Document	Reference To	Herewith

3.1	Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (“1991 S-1”)

3.1(a)	Certificate of Amendment to the Articles of Incorporation of Registrant	Exhibit 3.1(a) to 1991 S-1

3.2	Amended and Restated Bylaws of United American Healthcare Corporation	Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

4.1	Form of Common Share Certificate	Exhibit 4.2 to the Registrant’s 1995 Form 10-K

4.2	Form of Common Stock Purchase Warrant dated as of December 13, 2006, issued by the Company	Exhibit 4.1 to Form 8-K filed December 15, 2006

4.3	Form of Registration Rights Agreement dated as of December 13, 2006 among United American Healthcare Corporation and certain investors	Exhibit 10.2 to Form 8-K filed December 15, 2006

Exhibit		Incorporated Herein By	Filed
Number	Description of Document	Reference To	Herewith

10.1**	Summary of Director Compensation		*

10.2	Contract #H6934 effective September 29, 2006 between Centers for Medicare & Medicaid Services and UAHC Health Plan of Tennessee, Inc. with its Attachment A and Addendum D	Exhibit 10.1 to Form 8-K filed October 16, 2006

10.3	Form of Purchase Agreement dated as of December 13, 2006 among United American Healthcare Corporation and certain investors	Exhibit 10.1 to Form 8-K filed December 15, 2006

10.4**	United American Healthcare Corporation Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2005, signed on November 9, 2006	Exhibit 10.1 to Form 10-Q filed January 25, 2007

10.5**	Amended United American Healthcare Corporation 1998 Stock Option Plan	Form DEF 14A Definitive Proxy Statement for fiscal year 2004 filed on October 4, 2005

10.6**	Retention and Severance Agreement dated October 30, 2008, between United American Healthcare Corporation and William C. Brooks	Exhibit 10.68 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.7**	Retention and Severance Agreement dated October 30, 2008, between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.69 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.8**	Retention and Severance Agreement dated October 30, 2008, between United American Healthcare Corporation and Stephanie Dowell	Exhibit 10.70 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

Exhibit		Incorporated Herein By	Filed
Number	Description of Document	Reference To	Herewith

10.9	Indemnification Agreement dated October 30, 2008, between United American Healthcare Corporation and William C. Brooks	Exhibit 10.71 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.10	Indemnification Agreement dated October 30, 2008, between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.72 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.11	Indemnification Agreement dated October 30, 2008, between United American Healthcare Corporation and Stephanie Dowell	Exhibit 10.73 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.12	Form of Indemnification Agreement dated October 30, 2008, between United American Healthcare Corporation and each of its non-employee directors	Exhibit 10.74 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

21	Subsidiaries of the Registrant		*

23	Consent of Independent Registered Public Accounting Firm		*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350		*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		*

**	Indicates a management contract or compensatory arrangement required to be filed