Form 10-Q
period 2009-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2009-11-16
CIK 867963

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission File Number: 001-11638
United American Healthcare Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2526913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 River Place, Suite 4950
Detroit, Michigan 48207
(Address of principal executive offices) (Zip code)
None
(Former name, former address and former fiscal year, if changed since last report)
Registrant’s telephone number, including area code: (313) 393-4571
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
The number of outstanding shares of registrant’s common stock as of November 10, 2009 is 8,137,903.

United American Healthcare Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2009	June 30,
	(Unaudited)	2009

Assets
Current assets
Cash and cash equivalents	$9,747	$13,100
Marketable securities	3,922	4,475
Accounts receivable — State of Tennessee, net	12	39
Interest receivable	57	42
Other receivables	708	1,377
Prepaid expenses and other	135	215

Total current assets	14,581	19,248
Property and equipment, net	94	134
Marketable securities — restricted	2,370	2,370
Other assets	486	486

Total assets	$17,531	$22,238

Liabilities and Shareholders’ Equity
Current liabilities
Medical claims payable	$1,872	$2,160
Accounts payable and accrued expenses	1,747	1,228
Reserve for legal settlement	—	3,250
Accrued compensation and related benefits	231	388
Other current liabilities	13	57

Total current liabilities	3,863	7,083

Total liabilities	3,863	7,083

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued.	—	—
Common stock, no par, 15,000,000 shares authorized; 8,137,903 issued and outstanding at both September 30, 2009 and June 30, 2009	17,684	17,684
Additional paid in capital — stock options	1,551	1,480
Additional paid in capital — warrants	444	444
Accumulated deficit	(6,007)	(4,444)
Accumulated other comprehensive loss, net of tax	(4)	(9)

Total shareholders’ equity	13,668	15,155

Total liabilities and shareholders’ equity	$17,531	$22,238

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008

Revenue
Fixed administrative fees	$—	$3,423
Medical premiums	1,760	2,862

Total revenue	1,760	6,285

Expenses
Medical expenses	1,729	2,523
Marketing, general and administrative	1,594	3,639
Depreciation and amortization	40	61

Total expenses	3,363	6,223

Operating income (loss)	(1,603)	62
Interest and other income	40	208

Income (loss) before income taxes	(1,563)	270
Income tax expense	—	80

Net earnings (loss)	$(1,563)	$190

Net earnings (loss) per common share — basic
Net earnings (loss) per common share	$(0.19)	$0.02

Weighted average shares outstanding	8,138	8,734

Net earnings (loss) per common share — diluted
Net earnings (loss) per common share	$(0.19)	$0.02

Weighted average shares outstanding	8,138	8,753

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2009	2008

Operating activities
Net earnings (loss)	$(1,563)	$190
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	40	61
Stock-based compensation	71	99
Net changes in other operating assets and liabilities	(2,459)	(579)

Net cash used in operating activities	(3,911)	(229)

Investing activities
Proceeds from sale of marketable securities	608	9,925
Purchase of marketable securities	(50)	(10,328)

Net cash provided by (used in) investing activities	558	(403)

Financing activities	—	—

Net decrease in cash and cash equivalents	(3,353)	(632)
Cash and cash equivalents at beginning of period	13,100	10,713

Cash and cash equivalents at end of period	$9,747	$10,081

Supplemental disclosure of cash flow information
Income taxes paid	$—	$38

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
NOTE 1 — BASIS OF PREPARATION
The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation, a Michigan corporation, and its wholly and majority-owned subsidiaries (together referred to as the “Company,” “we,” “us,” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Priniciples” (“GAAP”), which establishes the ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its unaudited condensed consolidated financial statements for the three months ended September 30, 2009. The adoption of ASC 105 did not impact the Company’s financial position or results of operations. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with GAAP and with the instructions for Form 10-Q and Article 10 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2010 (“fiscal 2010”) or for any other period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 24, 2009.
NOTE 2 — COMPREHENSIVE EARNINGS (LOSS)
The components of comprehensive earnings (loss), net of related tax, are summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Net earnings (loss)	$(1,563)	$190
Unrealized holding gains, net of tax	5	32

Comprehensive earnings (loss)	$(1,558)	$222

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
NOTE 3 — NET EARNINGS (LOSS) PER COMMON SHARE
Basic net earnings (loss) per share excluding dilution has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed using the treasury stock method for outstanding stock options and warrants. For the three months ended September 30, 2009, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted loss per share for such period as the impact would be anti-dilutive. For the three months ended September 30, 2008, common stock equivalents for 955,697 stock options and warrants were excluded from the computation of diluted earnings per share because the exercise prices of the equity securities were higher than the average price of the Company’s common stock for the period.
NOTE 4 — INCOME TAXES
In accordance with GAAP, the Company periodically assesses whether valuation allowances against its deferred tax assets are adequate based on the consideration of all available evidence. The Company’s effective tax rate for the three months ended September 30, 2009 is zero percent (0%) and differs from the statutory rate of 34%. The difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of September 30, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2009. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three months ended September 30, 2009 or in the condensed consolidated balance sheet as of September 30, 2009.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
NOTE 5 — TENNESSEE OPERATIONS
The Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was for many consecutive years a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. On November 1, 2008, UAHC-TN’s TennCare members transferred to other managed care organizations, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008. Revenue under this contract represented 0% and 54% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2009. The Company will not seek renewal of this contract. As of November 3, 2009, there were approximately 449 enrollees in UAHC-TN’s Medicare Advantage Special Needs Plan.
The Company recognizes a liability for certain costs associated with an exit or disposal activity and measures the liability initially at its fair value in the period in which the liability is incurred. The costs to be recognized include employee termination benefits, lease termination and costs to relocate the Company’s facility. The following table summarizes certain exit costs resulting from the TennCare contract expiration and the pending expiration of the CMS contract (in thousands):

	Balance at	Expense/		Balance at
Item	July 1, 2009	Adj.*	Payments	September 30, 2009

Workforce reduction	$142	$(21)	$(53)	$68
Lease abandonment, net	17	—	(3)	14

Total	$159	$(21)	$(56)	$82

*	Amount includes forfeited employee retention benefits.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
The cumulative expense incurred to date was $0.8 million. These expenses are included in the marketing, general and administrative expense in our statement of operations. Approximately $0.1 million of this expense related to the Management Companies and $0.7 million related to the HMO & Managed Plan. In connection with the termination of the TennCare contract and the pending expiration of the CMS contract, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010, and relocated the Tennessee office. The discontinuance of the TennCare contract and the pending expiration of the CMS contract has had a material adverse impact on the Company’s operations and financial statements.
NOTE 6 — STOCK OPTION PLANS
The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. The Company recorded stock-based compensation expense $0.1 million for the three months ended September 30, 2009 and 2008, respectively.
NOTE 7 — FAIR VALUE
The Company’s unaudited condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, investments, receivables, accounts payable, medical claims and benefits payable, and other liabilities. The Company considers the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.
To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the mode. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of September 30, 2009:

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities-short-term	$3,922	$—	$—	$3,922
Marketable Securities- long-term	$2,370	$—	$—	$2,370
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
NOTE 8 — ACCRUED COMPENSATION AND RELATED BENEFITS
The Company has a retention and severance agreement with the Company’s Chief Executive Officer, William C. Brooks, to incentivize his continued service to the Company. This agreement was dated and effective as of October 31, 2008, the date on which the agreement was approved by the Company’s board of directors. As of September 30, 2009, the Company had accrued $0.07 million related to such executive retention and severance agreement. The Company has a potential remaining liability of $0.2 million related to such agreements.
NOTE 9 — LEGAL SETTLEMENT
The Company was a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Healthcare Corporation and others, et al.” On September 22, 2009, the Company settled this litigation for $3.3 million and all claims have been dismissed against the Company and the individuals. The Company expects to recover $0.2 million through insurance. In the fourth quarter of fiscal 2009, the Company recorded a provision for this legal settlement of $3.1 million, which is net of the insurance reimbursement of $0.2 million in the fiscal year 2009 statement of operations. As of September 30, 2009, the related liability of $3.3 million was paid in full.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
NOTE 10 — UNAUDITED SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company’s principal operations, as of and for the three months ended September 30, 2009 and 2008, is as follows (in thousands):

	Management	HMO &	Corporate &	Consolidated
	Companies (1)	Managed Plan (2)	Eliminations	Company

Three Months Ended September 30, 2009
Revenue — external customers	$—	$1,760	$—	$1,760
Revenue — intersegment	263	—	(263)	—

Total revenue	$263	$1,760	$(263)	$1,760

Loss from operations	$(1,336)	$(227)	$—	$(1,563)
Depreciation and amortization	40	—	—	40
As of September 30, 2009
Segment assets	$41,007	$12,416	$(35,892)	$17,531

Three Months Ended September 30, 2008
Revenue — external customers	$—	$6,285	$—	$6,285
Revenue — intersegment	3,261	—	(3,261)	—

Total revenue	$3,261	$6,285	$(3,261)	$6,285

Earnings (loss) from operations	$922	$(732)	$—	$190
Depreciation and amortization	61	—	—	61
As of September 30, 2008
Segment assets	$62,286	$20,595	$(52,722)	$30,159

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)	HMO & Managed Plan: UAHC Health Plan of Tennessee, Inc.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
NOTE 11 — RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
The following are new accounting standards and interpretations that may be applicable in the future to the Company:
On August 28, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. This update is effective for the Company starting in the second quarter of fiscal 2010. The Company is currently evaluating the impact of ASU 2009-05 on its financial position, results of operations, cash flows, and disclosures.
NOTE 12 — SHARE REPURCHASE PROGRAM
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. As of September 30, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370. Subsequent to September 30, 2009, there was no additional activity. Effective, November 13, 2009, the board of directors discontinued the share repurchase program.
NOTE 13 — SUBSEQUENT EVENT
In accordance with GAAP, the Company has performed a review of events subsequent to the balance sheet date through November 16, 2009, the date that the financial statements were issued.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: the ongoing impact of the U.S. recession, the termination of the TennCare contract, the wind-down of the CMS contract, the review of strategic alternatives, the ongoing impact of the global credit and financial crisis and other changes in general economic conditions, and adverse changes in the health care industry. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for fiscal 2009. Given such uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.
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
The Company provides comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), a managed care organization (“MCO”) which is a wholly-owned, second-tier subsidiary of United American Healthcare Corporation. From November 1993 to June 30, 2009, UAHC-TN had a contract with the State of Tennessee, Bureau of TennCare (“TennCare”), to arrange for the financing and delivery of healthcare services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan.
On November 1, 2008, UAHC-TN’s TennCare members transferred to other managed care organizations, after which UAHC-TN continued to perform its remaining contractual

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
obligations through its TennCare contract expiration date of June 30, 2009. Revenue under this contract represented 0% and 54% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively. The discontinuance of the TennCare contract has had a material adverse impact on the Company’s operations and financial statements. As of September 30, 2009, there were no TennCare enrollees in UAHC-TN.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term is through December 31, 2009. The Company will not seek renewal of this contract. As of November 3, 2009 there were approximately 449 enrollees in UAHC-TN’s Medicare Advantage Special Needs Plan (our “MA-SNP”).
The total number of employees of the Company at September 30, 2009 was 12 compared to 41 at September 30, 2008. The termination of the TennCare contract has resulted in a substantial decrease in the total number of employees, and management expects a further substantial decrease by the CMS contract’s December 31, 2009 expiration date.
Due to the expiration of the TennCare contract and the impending expiration of the CMS contract, our board of directors and management have been engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Further, it is important to note that the exploration of strategic alternatives includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
Since 2005, the Company had been a defendant in a lawsuit as described in Note 9 to the unaudited condensed consolidated financial statements. In September 2009, the lawsuit was settled and paid for $3.3 million. The settlement is offset by an expected insurance recovery of $0.2 million.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Operating Results
For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Total revenue decreased $4.5 million (72%) to $1.8 million for the three months ended September 30, 2009, compared to $6.3 million for the three months ended September 30, 2008. The decrease was principally due to the discontinuance of its managed care services as a TennCare contractor, as described in the overview to this section and in Note 5 to our Unaudited Condensed Consolidated Financial Statements. In addition, the decrease is also attributable to the decrease in MA-SNP revenue resulting from the decrease in MA-SNP enrollees.
Total fixed administrative fees decreased by $3.4 million (100%) to $0 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease is due to the discontinuance of the TennCare contract.
Our MA-SNP medical premiums revenue was $1.8 million for the three months ended September 30, 2009 compared to $2.9 million for the three months ended September 30, 2008. The decrease of $1.1 million (39%) is attributable to the decrease in our MA-SNP enrollees.
Our MA-SNP per member per month premium rate for the three months ended September 30, 2009 was $1,152 compared to $1,216 for the three months ended September 30, 2008.
Total expenses decreased $2.9 million (46%) to $3.3 million for the three months ended September 30, 2009 as compared to $6.2 million for the three months ended September 30, 2008. The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses and medical expenses.
Medical expenses for our MA-SNP decreased $0.8 million (31%) to $1.7 million for the three months ended September 30, 2009 compared to $2.5 million for the three months ended September 30, 2008. The decrease in medical expenses is primarily attributable to the decrease in MA-SNP enrollees offset by an increase in outpatient claims. The ratio of such medical expenses to medical premiums revenue for our MA-SNP, expressed as a percentage — the medical loss ratio— was 92.4% for the three months ended September 30, 2009 compared to 88.1% for the three months ended September 30, 2008.
Marketing, general and administrative expenses decreased $2.0 million (56%) to $1.6 million for the three months ended September 30, 2009 from $3.6 million for the three months ended September 30, 2008. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses partially offset by increased legal fees resulting from the litigation described in Note 9 to our Unaudited Condensed Consolidated Financial Statements.
There was no income tax expense for the three months ended September 30, 2009 compared to income tax expense of $0.08 million for the three months ended September 30, 2008. The

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Company’s effective tax rate for the three months ended September 30, 2009 differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Depreciation and amortization expense was $0.04 million for the three months ended September 30, 2009, a decrease from $0.06 million for the three months ended September 30, 2008.
Loss before income taxes was $1.6 million for the quarter ended September 30, 2009 compared to income before income taxes of $0.3 million for the quarter ended September 30, 2008.
Net loss was $1.6 million, or ($0.19) per basic share, for the quarter ended September 30, 2009, compared to net earnings of $0.2 million, or $0.02 per basic share, for the quarter ended September 30, 2008.
Liquidity and Capital Resources
Capital resources, which for us is primarily cash from operations, are required to maintain our current operations and other commitments and contingencies. Capital resources may also be used for strategic alternatives which may include merger and/or acquisitions. We have no indebtedness as of September 30, 2009.
As described in the overview to this section and Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, the Company ceased providing managed care services as a TennCare contractor on June 30, 2009. The discontinuance of the TennCare contract has had a material adverse impact on the Company’s operations and financial statments. In addition, the CMS contract term is through December 31, 2009. The Company will not seek renewal of this contract. The discontinuance of the CMS contract has had and will continue to have a material adverse impact on the Company’s operations and financial statements.
At September 30, 2009, the Company had (i) cash and cash equivalents and short-term marketable securities of $13.7 million, compared to $17.6 million at June 30, 2009; (ii) working capital of $10.7 million, compared to working capital of $12.2 million at June 30, 2009; and (iii) a current assets-to-current liabilities ratio of 3.77-to-1, compared to 2.72-to-1 at June 30, 2009.
The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs related to the CMS contract, and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN.
Net cash used in operating activities of $3.9 million in the three months ended September 30, 2009 was primarily due to the $3.3 million litigation settlement. (See Note 9 to our

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Unaudited Condensed Consolidated Financial Statements.) Medical claims payable decreased by $0.3 million at September 30, 2009 compared to June 30, 2009. The decrease in primarily due to a decrease in members as of September 30, 2009 compared to June 30, 2009. Accounts payable and accrued expenses increased by $0.6 million at September 30, 2009 compared to June 30, 2009, principally due to the increased legal fees related to litigation.
Net cash provided by investing activities of $0.55 million was primarily due to cash proceeds from the maturity of marketable securities of $0.60 million which was partially offset by cash purchases of marketable securities of $0.05 million.
Decrease in cash was $3.4 million for the three months ended September 30, 2009, compared to decrease in cash of $0.6 million for the comparable period a year earlier. The decrease in cash was principally due to $3.3 million litigation settlement as described in Note 9 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.
The Company’s subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at September 30, 2009. UAHC-TN had excess statutory net worth of approximately $1.1 million at September 30, 2009.
Item 4T. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company was a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Healthcare Corporation and others, et al.” On September 22, 2009, the Company settled this litigation for $3.3 million and all claims have been dismissed against the Company and the individuals. See Note 9 to the Unaudited Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Except as set forth below, there are no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.
We have been notified that we currently fail to satisfy the continued listing standards of the NASDAQ Capital Market. If we do not regain compliance within the requisite time periods, NASDAQ will delist us from the NASDAQ Capital Market.
On November 12, 2009, we received a letter from The NASDAQ Stock Market advising that, for the previous 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market. We have a grace period of 180 calendar days, or until May 11, 2010, in which to regain compliance. We will regain compliance if at any time before May 11, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. We also may be eligible for an additional 180-calendar day grace period if we satisfy the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market. If we do not regain compliance within the required period, NASDAQ will provide us with written notification that our common stock is subject to delisting.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. As of September 30, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370. There were no repurchases during the three months ended September 30, 2009. Effective, November 13, 2009, the board of directors discontinued the share repurchase program.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008
Item 5. Other Information
On November 12, 2009, we received a letter from The NASDAQ Stock Market advising that, for the previous 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market. This notification has no effect at this time on the listing of our common stock, which will continue to trade on The NASDAQ Capital Market under the symbol UAHC.
We have a grace period of 180 calendar days, or until May 11, 2010, in which to regain compliance. We will regain compliance if at any time before May 11, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. We also may be eligible for an additional 180-calendar day grace period if we satisfy the initial listing standards, with the exception of bid price, for The NASDAQ Capital Market. If we do not regain compliance within the required period, NASDAQ will provide us with written notification that our common stock is subject to delisting, which is subject to appeal and hearing.
We intend to actively monitor the bid price for our common stock and will consider available options to resolve the deficiency and regain compliance with the foregoing listing standards.
Effective November 13, 2009, Stephen D. Harris resigned as Treasurer of the Company. On November 13, 2009, the board of directors appointed Anita R. Davis as Treasurer of the Company.

Item 6. Exhibits

10.1	Employment Agreement, dated August 28, 2009, by and between the Company and Anita R. Davis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 31, 2009.

10.2	Summary of Director Compensation, incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 24, 2009.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation
Dated: November 16, 2009	By:	/s/ William C. Brooks
William C. Brooks
President & Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Anita R. Davis
Anita R. Davis
Chief Financial Officer & Treasurer