Form 10-Q
period 2009-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2010-02-16
CIK 867963

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑.
The number of outstanding shares of registrant’s common stock as of February 12, 2010 is 8,137,903.

United American Healthcare Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,837	$13,100
Marketable securities	—	4,475
Accounts receivable — State of Tennessee, net	358	39
Other receivables	267	1,419
Prepaid expenses and other	127	215

Total current assets	12,589	19,248

Property and equipment, net	54	134
Marketable securities — restricted	2,370	2,370
Other assets	486	486

Total assets	$15,499	$22,238

Liabilities and Shareholders’ Equity
Current liabilities
Medical claims payable	$1,591	$2,160
Accounts payable and accrued expenses	1,043	1,228
Accrual for legal settlement	—	3,250
Accrued compensation and related benefits	297	388
Other current liabilities	15	57

Total current liabilities	2,946	7,083

Total liabilities	2,946	7,083
Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued.	—	—
Common stock, no par, 15,000,000 shares authorized 8,137,903 issued and outstanding at both December 31, 2009 and June 30, 2009	17,684	17,684
Additional paid in capital — stock options	1,617	1,480
Additional paid in capital — warrants	444	444
Accumulated deficit	(7,134)	(4,444)
Accumulated other comprehensive loss, net of tax	(58)	(9)

Total shareholders’ equity	12,553	15,155

Total liabilities and shareholders’ equity	$15,499	$22,238

     See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues
Fixed administrative fees	$—	$1,173	$—	$4,596
Variable administrative fees	345	944	345	944
Medical premiums	1,356	2,395	3,116	5,257

Total revenues	1,701	4,512	3,461	10,797

Expenses
Medical expenses	1,300	2,267	3,029	4,790
Marketing, general and administrative	1,524	3,692	3,118	7,331
Depreciation and amortization	40	56	80	117
Loss on disposal of fixed assets	—	135	—	135

Total expenses	2,864	6,150	6,227	12,373

Operating loss	(1,163)	(1,638)	(2,766)	(1,576)
Interest and other income	36	274	76	482

Loss before income tax	(1,127)	(1,364)	(2,690)	(1,094)
Income tax expense	—	—	—	80

Net loss	$(1,127)	$(1,364)	$(2,690)	$(1,174)

Net loss per common share — basic and diluted
Net loss per common share	$(0.14)	$(0.16)	$(0.33)	$(0.13)

Weighted average shares outstanding	8,138	8,728	8,138	8,731

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2009	2008

Operating activities
Net loss	$(2,690)	$(1,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	117
Loss on disposal of fixed assets	—	135
Stock-based compensation	137	181
Net changes in other operating assets and liabilities	(3,216)	(2,038)

Net cash used in operating activities	(5,689)	(2,779)

Investing activities
Proceeds from sale of marketable securities	6,850	16,412
Purchase of marketable securities	(2,424)	(18,271)
Purchase of property and equipment	—	(3)
Proceeds from sale of property and equipment	—	12

Net cash provided by (used in) investing activities	4,426	(1,850)

Financing activities
Purchase of treasury stock	—	(59)

Net cash used in financing activities	—	(59)

Net decrease in cash and cash equivalents	(1,263)	(4,688)
Cash and cash equivalents at beginning of period	13,100	10,713

Cash and cash equivalents at end of period	$11,837	$6,025

Supplemental disclosure of cash flow information
Income taxes paid	$—	$128
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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2010 (“fiscal 2010”) or for any other period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 24, 2009.
Reclassifications were made to the prior period balance sheet in order to conform with the December 31, 2009 presentation.
NOTE 2 — COMPREHENSIVE LOSS
The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2009	2008	2009	2008

Net loss	$(1,127)	(1,364)	$(2,690)	(1,174)
Unrealized holding gain (loss), net of tax	(54)	63	(49)	95

Comprehensive loss	$(1,181)	(1,301)	$(2,739)	(1,079)

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 3 — NET LOSS PER COMMON SHARE
Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share are computed using the treasury stock method for outstanding stock options and warrants. For the three and six months ended December 31, 2009 and 2008, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted loss per share for such periods as the impact would be anti-dilutive.
NOTE 4 — INCOME TAXES
In accordance with GAAP, the Company periodically assesses whether valuation allowances against its deferred tax assets are adequate based on the consideration of all available evidence. The Company’s effective tax rate for the three and six months ended December 31, 2009 is zero percent (0%) and differs from the statutory rate of 34%. The difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of December 31, 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three and six months ended December 31, 2009 or in the condensed consolidated balance sheet as of December 31, 2009.
NOTE 5 — TENNESSEE OPERATIONS
The Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was for many consecutive years a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. On November 1, 2008, UAHC-TN’s TennCare members transferred to other managed care organizations, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, fixed fee revenue under this contract was only earned through October 31, 2008. Modified Risk Arrangement (“MRA”) of $0.3 million was received in fiscal 2010 that related to fiscal 2009. Revenue under the

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Tenncare contract represented 10% and 51% of the Company’s total revenue for the six months ended December 31, 2009 and 2008, respectively.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term was through December 31, 2009. The Company did not seek renewal of this contract. As of February 15, 2010, there were no enrollees in UAHC-TN’s Medicare Advantage Special Needs Plan. The Company will continue to processing claims for the Medicare Advantage plan through April 30, 2010.
The Company recognizes a liability for certain costs associated with an exit or disposal activity and measures the liability initially at its fair value in the period in which the liability is incurred. The costs recognized include employee termination benefits, lease termination and costs to relocate the Company’s facility. The following table summarizes certain exit costs resulting from the TennCare contract expiration and the expiration of the CMS contract (in thousands):

	Balance at	Expense/		Balance at
Item	July 1, 2009	Adj.*	Payments	December 31, 2009

Workforce reduction	$142	$59	$(53)	$148
Lease abandonment, net	17	—	(5)	12

Total	$159	$59	$(58)	$160

*	Amount includes forfeited employee retention benefits.
The cumulative costs incurred through December 31, 2009 amounted to $0.9 million. These costs are included in marketing, general and administrative expenses in our statement of operations. Approximately $0.2 million of these costs related to the Management Companies and $0.7 million relate to the HMO & Managed Plan. In connection with the termination of the TennCare contract and the expiration of the CMS contract, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010, and relocated the Tennessee office. The discontinuance of the TennCare contract and the expiration of the CMS contract has had a material adverse impact on the Company’s operations and financial statements.
NOTE 6 — STOCK OPTION PLANS
The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. The Company recorded stock-based compensation expense of $0.1 million for each of the three months ended December 31, 2009 and 2008 and $0.1 million and $0.2 million for the six months ended December 31, 2009 and 2008, respectively.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 7 — FAIR VALUE
The Company’s unaudited condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, marketable securities, receivables, accounts payable, medical claims and benefits payable, and other liabilities. The Company considers the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.
To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the mode. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of December 31, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities-short-term	$—	$—	$—	$—

Marketable Securities- long-term	$2,370	$—	$—	$2,370

The Company classifies its short-term marketable securities as available-for-sale which are reported at fair market value. Unrealized gains and losses, to the extent such gains and losses are considered temporary in nature, are included in accumulated other comprehensive loss, net of tax. At such time as the decline in fair market value and the related unrealized loss is determined to be a result of impairment of the underlying instrument, the loss is recorded as a charge to earnings. Fair values for marketable securities are based upon market prices.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 8 — ACCRUED COMPENSATION AND RELATED BENEFITS
The Company has a retention and severance agreement with the Company’s Chief Executive Officer, William C. Brooks, to incentivize his continued service to the Company. This agreement was dated and effective as of October 31, 2008, the date on which the agreement was approved by the Company’s board of directors. As of December 31, 2009, the Company had accrued $0.1 million related to such executive retention and severance agreement. These amounts have been reflected in exit costs disclosed in Note 5 above. The Company has a potential remaining liability of $0.1 million related to such agreements.
NOTE 9 — LEGAL SETTLEMENT
The Company was a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Healthcare Corporation and others, et al.” On September 22, 2009, the Company settled this litigation for $3.3 million and all claims have been dismissed against the Company and the individuals. In the fourth quarter of fiscal 2009, the Company recorded a provision for this legal settlement of $3.1 million, which was net of the insurance reimbursement of $0.2 million in the fiscal year 2009 statement of operations. As of December 31, 2009, the related liability of $3.3 million was paid in full. The Company recovered $0.2 million through insurance in January 2010.
NOTE 10 — UNAUDITED SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company’s principal operations, as of and for the six months ended December 31, 2009 and 2008, is as follows (in thousands):

		HMO &
Three Months Ended	Management	Managed Plan	Corporate &	Consolidated
December 31, 2009	Companies (1)	(2)	Eliminations	Company

Revenue — external customers	$—	$1,701	$—	$1,701
Revenue — intersegment	80	—	(80)	—

Total revenue	$80	$1,701	$(80)	$1,701

Net earnings (loss)	$(1,441)	314	—	(1,127)
Depreciation and amortization	40	—	—	40
As of December 31, 2009
Segment assets	41,328	10,619	(36,448)	15,499

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

		HMO &
Three Months Ended	Management	Managed Plan	Corporate &	Consolidated
December 31, 2008	Companies (1)	(2)	Eliminations	Company

Revenue — external customers	$—	$4,512	$—	$4,512
Revenue — intersegment	3,226	—	(3,226)	—

Total revenue	$3,226	$4,512	$(3,226)	$4,512

Net earnings (loss)	$(1,627)	$263	$—	$(1,364)
Depreciation and amortization	56	—	—	56
As of December 31, 2008
Segment assets	60,553	19,171	(51,429)	28,295

		HMO &
Six Months Ended	Management	Managed Plan	Corporate &	Consolidated
December 31, 2009	Companies (1)	(2)	Eliminations	Company

Revenue — external customers	$—	$3,461	$—	$3,461
Revenue — intersegment	343	—	(343)	—

Total revenue	$343	$3,461	$(343)	$3,461

Net earnings (loss)	$(2,777)	87	—	(2,690)
Depreciation and amortization	80	—	—	80
As of December 31, 2009
Segment assets	41,328	10,619	(36,448)	15,499

		HMO &
Six Months Ended	Management	Managed Plan	Corporate &	Consolidated
December 31, 2008	Companies (1)	(2)	Eliminations	Company

Revenue — external customers	$—	$10,797	$—	$10,797
Revenue — intersegment	6,487	—	(6,487)	—

Total revenue	$6,487	$10,797	$(6,487)	$10,797

Net earnings (loss)	$(705)	$(469)	$—	$(1,174)
Depreciation and amortization	117	—	—	117
As of December 31, 2008
Segment assets	60,553	19,171	(51,429)	28,295

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)	HMO & Managed Plan: UAHC Health Plan of Tennessee, Inc.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 11 — RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
The following are new accounting standards and interpretations that may be applicable in the future to the Company:
On August 28, 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value. This update is effective for the Company beginning in the second fiscal quarter of 2010. ASU 2009-05 does not have an effect on its financial statements.
NOTE 12 — SHARE REPURCHASE PROGRAM
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. Effective, November 13, 2009, the board of directors discontinued the share repurchase program. As of December 31, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370.
NOTE 13 — SUBSEQUENT EVENT
On January 15, 2010, Anita R. Davis, the Chief Financial Officer and Treasurer of the Company, resigned from such positions. On January 16, 2010, the Board of Directors appointed William L. Dennis as Chief Financial Officer and Treasurer of the Company.
The Company has performed a review of events subsequent to the balance sheet date through February 16, 2010, the date that the financial statements were issued.

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
On November 1, 2008, UAHC-TN’s TennCare members transferred to other managed care organizations, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, fixed fee revenue under this contract was only earned through October 31, 2008. Modified Risk Arrangement (“MRA”) of $0.3 million was received in fiscal 2010 related to fiscal 2009. Revenue under the TennCare contract represented 20% and 47% of the Company’s total revenue for the three months ended December 31, 2009 and 2008, respectively and 10% and 51% for the six months ended December 31, 2009 and 2008, respectively. The discontinuance of the TennCare contract has had a material adverse impact on the Company’s operations and financial statements. As of December 31, 2009 there were no TennCare enrollees in UAHC-TN.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term was through December 31, 2009. The Company did not seek renewal of this contract. As of February 15, 2010 there were no members in the UAHC’s Medicare Advantage Special Needs Plan (our “MA-SNP”).
The total number of employees of the Company at December 31, 2009 was 12 compared to 29 at December 31, 2008. The termination of the TennCare contract and expiration of the CMS contract has resulted in a substantial decrease in the total number of employees.
Due to the expiration of the TennCare contract and the expiration of the CMS contract, our board of directors and management have been engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Further, it is important to note that the exploration of strategic alternatives includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
Since 2005, the Company had been a defendant in a lawsuit as described in Note 9 to the unaudited condensed consolidated financial statements. In September 2009, the lawsuit was settled and paid for $3.3 million. The settlement is offset by an insurance recovery of $0.2 million.
Operating Results
For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008
Total revenues decreased $2.8 million (62%) to $1.7 million for the three months ended December 31, 2009, compared to $4.5 million for the three months ended December 31, 2008. The decrease was principally due to the discontinuance of its managed care services as a TennCare contractor, as described in the overview to this section and in Note 5 to our

Unaudited Condensed Consolidated Financial Statements. In addition, the decrease is also attributable to the decrease in MA-SNP revenue resulting from the decrease in MA-SNP enrollees.
The fixed administrative fees decreased by $1.2 million (100%) to $0 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. The decrease is due to the discontinuance of the TennCare contract.
Variable administrative fees resulting from modified risk arrangement (“MRA”) revenue were $0.3 million for the three months ended December 31, 2009, compared to $0.9 million for the three months ended December 31, 2008. The $0.3 million received in fiscal 2010 related to fiscal 2009. The $0.9 million MRA revenue received in fiscal 2009 relates to fiscal 2008.
Our MA-SNP medical premiums revenues were $1.4 million for the three months ended December 31, 2009 compared to $2.4 million for the three months ended December 31, 2008. The decrease of $1.0 million (43%) is attributable to the decrease in our MA-SNP enrollees resulting from the expiration of the CMS contract.
Our MA-SNP per member per month premium rate for the three months ended December 31, 2009 was $1,087 compared to $1,124 for the three months ended December 31, 2008.
Total expenses decreased $3.3 million (53%) to $2.9 million for the three months ended December 31, 2009 as compared to $6.2 million for the three months ended December 31, 2008. The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses and medical expenses.
Medical expenses for our MA-SNP decreased $1.0 million (43%) to $1.3 million for the three months ended December 31, 2009 compared to $2.3 million for the three months ended December 31, 2008. The decrease in medical expenses is primarily attributable to the decrease in MA-SNP enrollees offset by an increase in outpatient claims. The ratio of such medical expenses to medical premiums revenue for our MA-SNP, expressed as a percentage — the medical loss ratio— was 95.8% for the three months ended December 31, 2009 compared to 94.7% for the three months ended December 31, 2008.
Marketing, general and administrative expenses decreased $2.2 million (59%) to $1.5 million for the three months ended December 31, 2009 from $3.7 million for the three months ended December 31, 2008. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses.
There was no income tax expense for the three months ended December 31, 2009 or 2008. The Company’s effective tax rate for the three months ended December 31, 2009 of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Depreciation and amortization expense was $0.04 million for the three months ended December 31, 2009, a decrease from $0.06 million for the three months ended December 31, 2008.

Loss before income taxes was $1.1 million for the quarter ended December 31, 2009 compared to loss before income taxes of $1.4 million for the quarter ended December 31, 2008.
Net loss was $1.1 million, or ($0.14) per basic share, for the quarter ended December 31, 2009, compared to net loss of $1.4 million, or $(0.16) per basic share, for the quarter ended December 31, 2008.
For the Six Months Ended December 31, 2009 Compared to
Six Months Ended December 31, 2008
Total revenues decreased $7.3 million (68%) to $3.5 million for the six months ended December 31, 2009, compared to $10.8 million for the six months ended December 31, 2008. The decrease was principally due to the discontinuance of its managed care services as a TennCare contractor, as described in the overview to this section and in Note 5 to our Unaudited Condensed Consolidated Financial Statements. In addition, the decrease is also attributable to the decrease in MA-SNP revenue resulting from the decrease in MA-SNP enrollees.
The fixed administrative fees decreased by $4.6 million to $0 million for the six months ended December 31, 2009, compared to $4.6 million for the six months ended December 31, 2008. The decrease is due to the discontinuance of its managed care services as a TennCare contractor.
Variable administrative fees resulting from MRA revenue were $0.3 million for the six months ended December 31, 2009, compared to $0.9 million for the six months ended December 31, 2008. The $0.3 million received in fiscal 2010 related to fiscal 2009. The $0.9 million MRA revenue received in fiscal 2009 relates to fiscal 2008.
Our MA-SNP medical premiums revenues were $3.1 million for the six months ended December 31, 2009 compared to $5.3 million for the six months ended December 31, 2008. The decrease of $2.2 million is attributable to the decrease in our MA-SNP enrollees.
Our MA-SNP per member per month premium rate for the six months ended December 31, 2009 was $1,123, compared to $1,202 for the six months ended December 31, 2008.
Total expenses decreased $6.1 million to $6.2 million for the six months ended December 31, 2009 as compared to $12.4 million for the six months ended December 31, 2008. The decrease is primarily due to a decrease in marketing, general and administrative expenses and medical expenses.
Medical expenses for our MA-SNP were $3.0 million for the six months ended December 31, 2009, compared to $4.8 million for the six months ended December 31, 2008. The decrease in medical expenses is attributable to the expiration of the MA-SNP plan offset by an increase in outpatient claims. The ratio of such medical expenses to medical premiums revenues for our MA -SNP, expressed as a percentage — the medical loss ratio was 97.5% for the six months ended December 31, 2009.

Marketing, general and administrative expenses decreased $4.2 million (57%) to $3.1 million for the six months ended December 31, 2009 from $7.3 million for the six months ended December 31, 2008. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the discontinuance of the TennCare contract expiration and the expiration of the CMS contract.
Depreciation and amortization expense was $0.08 million for the six months ended December 31, 2009, a $0.02 million decrease from $0.11 million for the six months ended December 31, 2008.
There was no income tax expense for the six months ended December 31, 2009 compared to income tax expense of $0.08 million for the six months ended December 31, 2008. The Company’s effective tax rate for the six months ended December 31, 2009 of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss before income taxes was $2.7 million for the six months ended December 31, 2009 compared to loss before income taxes of $1.1 million for the six months ended December 31, 2008.
Net loss was $2.7 million, or ($0.33) per basic share, for the six months ended December 31, 2009, compared to net loss of $1.2 million, or ($0.13) per basic share, for the six months ended December 31, 2008. The decrease is primarily due to the decrease in overall revenue resulting from the discontinuance of the TennCare contract and the expiration of the CMS contract.
Liquidity and Capital Resources
Capital resources, which for us is primarily cash from operations, are required to maintain our current operations and other commitments and contingencies. Capital resources may also be used for strategic alternatives which may include merger and/or acquisitions. We have no indebtedness as of December 31, 2009.
As described in the overview to this section and Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, the Company ceased providing managed care services as a TennCare contractor on June 30, 2009. The discontinuance of the TennCare contract has had a material adverse impact on the Company’s operations and financial statments. In addition, the CMS contract term is through December 31, 2009. The Company did not seek renewal of this contract. The discontinuance of the CMS contract has had and will continue to have a material adverse impact on the Company’s operations and financial statements.
At December 31, 2009, the Company had (i) cash and cash equivalents and short-term marketable securities of $11.8 million, compared to $17.6 million at June 30, 2009; (ii) working capital of $9.6 million, compared to working capital of $12.2 million at June 30, 2009; and (iii) a current assets-to-current liabilities ratio of 4.27-to-1, compared to 2.72-to-1 at June 30, 2009.

The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control administrative costs related to the runoff period of the CMS contract, and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the sufficient cash to adequately support its financial requirements through the next twelve months, and maintain minimum statutory net worth requirements of UAHC-TN.
Net cash used in operating activities of $5.7 million in the six months ended December 31, 2009 was primarily due to the $3.3 million litigation settlement. (See Note 9 to our Unaudited Condensed Consolidated Financial Statements.) Medical claims payable decreased by $0.6 million at December 31, 2009 compared to June 30, 2009. The decrease in primarily due to a decrease in members as of December 31, 2009 compared to June 30, 2009. Accounts payable and accrued expenses decreased by $0.2 million at December 31, 2009 compared to June 30, 2009, principally due to the payment of legal fees related to litigation.
Net cash provided by investing activities of $4.4 million for the six months ended December 31, 2009 was primarily due to cash proceeds from the maturity of marketable securities of $6.9 million which was partially offset by cash purchases of marketable securities of $2.4 million.
Decrease in cash was $1.3 million for the six months ended December 31, 2009, compared to decrease in cash of $4.7 million for the comparable period a year earlier.
The Company’s subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $7.2 million at December 31, 2009. UAHC-TN had excess statutory net worth of approximately $1.5 million at December 31, 2009.

Item 4T.	Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during our second quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and otherwise subsequently disclosed in our reports filed with the SEC. You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. Effective, November 13, 2009, the board of directors discontinued the share repurchase program. As of December 31, 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370. There were no repurchases during the three months ended December 31, 2009.
Item 5. Other Information
On November 12, 2009, we received a letter from The NASDAQ Stock Market advising that, for the previous 30 consecutive business days, the closing bid price of our common stock was below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market. We had a grace period of 180 calendar days, or until May 11, 2010, in which to regain compliance. On January 25, 2010, we regained compliance as the bid price of our common stock closed at $1.00 per share or more for a minimum of 10 consecutive business days.

Item 6. Exhibits

10.1	Employment Agreement, dated January 16, 2010, by and between the Company and William L. Dennis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2010.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation
Dated: February 16, 2010	By:	/s/ William C. Brooks
William C. Brooks
President & Chief Executive Officer (Principal Executive Officer)

Dated: February 16, 2010	By:	/s/ William L. Dennis
William L. Dennis
Chief Financial Officer & Treasurer (Principal Financial Officer)