Form 10-Q
period 2010-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2010-05-17
CIK 867963

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________________ to ______________________________________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The number of outstanding shares of registrant’s common stock as of May 10, 2010 is 8,164,117.

United American Healthcare Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	June 30, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,416	$13,100
Marketable securities	—	4,475
Accounts receivable – State of Tennessee, net	13	39
Other receivables	83	1,419
Prepaid expenses and other	281	215

Total current assets	9,793	19,248

Property and equipment, net	14	134
Marketable securities – restricted	2,370	2,370
Other assets	486	486

Total assets	$12,663	$22,238

Liabilities and Shareholders’ Equity
Current liabilities
Medical claims payable	$360	$2,160
Accounts payable and accrued expenses	712	1,228
Accrual for legal settlement	—	3,250
Accrued compensation and related benefits	292	388
Other current liabilities	48	57

Total current liabilities	1,412	7,083

Total liabilities	1,412	7,083

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized 8,164,117 and 8,137,903 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	17,711	17,684
Additional paid in capital — stock options	1,660	1,480
Additional paid in capital — warrants	444	444
Accumulated deficit	(8,535)	(4,444)
Accumulated other comprehensive loss, net of tax	(29)	(9)

Total shareholders’ equity	11,251	15,155

Total liabilities and shareholders’ equity	$12,663	$22,238

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues
Fixed administrative fees	$—	$—	$—	$4,596
Variable administrative fees	—	—	345	944
Medical premiums	14	2,612	3,130	7,869

Total revenues	14	2,612	3,475	13,409

Expenses
Medical expenses (reduction)	(277)	2,651	2,752	7,441
Marketing, general and administrative	1,681	3,094	4,799	10,425
Depreciation and amortization	40	32	120	149
Loss on disposal of fixed assets	—	1	—	136

Total expenses	1,444	5,778	7,671	18,151

Operating loss	(1,430)	(3,166)	(4,196)	(4,742)
Interest and other income	29	102	105	584

Loss before income tax	(1,401)	(3,064)	(4,091)	(4,158)
Income tax expense (benefit)	—	(40)	—	40

Net loss	$(1,401)	$(3,024)	$(4,091)	$(4,198)

Net loss per common share – basic and diluted
Net loss per common share	$(0.17)	$(0.35)	$(0.50)	$(0.48)

Weighted average shares outstanding	8,149	8,565	8,142	8,677

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2010	2009

Operating activities
Net loss	$(4,091)	$(4,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	149
Asset write-off	—	421
Loss on disposal of fixed assets	—	136
Stock-based compensation	180	259
Payment of legal settlement	(3,250)	—
Stock awards	27	108
Net changes in other operating assets and liabilities	(1,125)	(474)

Net cash used in operating activities	(8,139)	(3,599)

Investing activities
Proceeds from sale of marketable securities	6,879	28,840
Purchase of marketable securities	(2,424)	(23,972)
Purchase of property and equipment	—	(3)
Proceeds from sale of property and equipment	—	20

Net cash provided by investing activities	4,455	4,885

Financing activities
Purchase of treasury stock	—	(981)

Net cash used in financing activities	—	(981)

Net increase (decrease) in cash and cash equivalents	(3,684)	305
Cash and cash equivalents at beginning of period	13,100	10,713

Cash and cash equivalents at end of period	$9,416	$11,018

Supplemental disclosure of cash flow information
Income taxes paid	$—	$130
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 1 – BASIS OF PREPARATION
The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation, a Michigan corporation, and its wholly-owned subsidiaries (together referred to as the “Company,” “we,” “us,” or “our”). All significant intercompany transactions and balances have been eliminated in consolidation.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2010 (“fiscal 2010”) or for any other period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 24, 2009.
Reclassifications were made to the prior period balance sheet in order to conform with the March 31, 2010 presentation.
NOTE 2 – COMPREHENSIVE LOSS
The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net loss	$(1,401)	$(3,024)	$(4,091)	$(4,198)
Unrealized holding gain (loss), net of tax	29	(22)	(20)	73

Comprehensive loss	$(1,372)	$(3,046)	$(4,111)	$(4,125)

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 3 – NET LOSS PER COMMON SHARE
Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share are computed using the treasury stock method for outstanding stock options and warrants. For the three and nine months ended March 31, 2010 and 2009, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted loss per share for such periods as the impact would be anti-dilutive.
NOTE 4 – INCOME TAXES
In accordance with GAAP, the Company periodically assesses whether valuation allowances against its deferred tax assets are adequate based on the consideration of all available evidence. The Company’s effective tax rate for the three and nine months ended March 31, 2010 is zero percent (0%) and differs from the statutory rate of 34%. The difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of March 31, 2010. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2010. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three and nine months ended March 31, 2010 or in the condensed consolidated balance sheet as of March 31, 2010.
NOTE 5 – TENNESSEE OPERATIONS
The Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was for many consecutive years a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. On November 1, 2008, UAHC-TN’s TennCare members transferred to other managed care organizations, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract discontinuance date of June 30, 2009. However, fixed fee revenue under this contract was only earned through October 31, 2008. Modified Risk Arrangement (“MRA”) of $0.3 million was received in fiscal 2010 that related to fiscal 2009. Revenue

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
under the Tenncare contract represented 10% and 41% of the Company’s total revenue for the nine months ended March 31, 2010 and 2009, respectively.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term was through December 31, 2009. The Company did not seek renewal of this contract. There has been no enrollees in UAHC-TN’s Medicare Advantage Special Needs Plan since December 31, 2009. The Company continued to process claims for the Medicare Advantage plan through April 30, 2010.
The Company recognizes a liability for certain costs associated with an exit or disposal activity and measures the liability initially at its fair value in the period in which the liability is incurred. The costs recognized include employee termination benefits, lease termination and costs to relocate the Company’s facility. The following table summarizes certain exit costs resulting from the discontinuance of the TennCare and CMS contracts (in thousands):

	Balance at	Expense/		Balance at
Item	July 1, 2009	Adj.*	Payments	March 31, 2010

Workforce reduction	$142	$99	$(94)	$147
Lease abandonment, net	17	—	(9)	8

Total	$159	$99	$(103)	$155

*	Amount includes forfeited employee retention benefits.
The cumulative costs incurred through March 31, 2010 amounted to $1.1 million. These costs are included in marketing, general and administrative expenses in our statement of operations. Approximately $0.3 million of these costs related to the Management Companies and $0.8 million relate to the HMO & Managed Plan. In connection with the discontinuance of the TennCare and CMS contracts, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010, and relocated the Tennessee office. The discontinuance of the TennCare and CMS contracts has had a material adverse impact on the Company’s operations and financial statements.
NOTE 6 – STOCK OPTION PLANS
The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. The Company recorded stock-based compensation expense of $0.1 million for each of the three months ended March 31, 2010 and 2009 and $0.2 million and $0.3 million for the nine months ended March 31, 2010 and 2009, respectively.

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
To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the mode. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Condensed Consolidated Balance Sheet as of March 31, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities- long-term	$2,370	—	—	$2,370
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
NOTE 8 — MEDICAL CLAIMS LIABILITY AND EXPENSE (REDUCTION)
The Company recorded a liability of $0.4 million and $2.2 million at March 31, 2010 and June 30, 2009, respectively, for unpaid medical claims incurred by enrollees. The medical claims liability as of March 31, 2010 represents the remaining liability for services that have been performed by providers for the Company’s Medicare Advantage members prior to December 31, 2009. Included in the expense related to the period are medical claims reported to UAHC-TN as well as claims that have been incurred but not yet reported to it, or “IBNR”. The IBNR component is primarily based on medical cost estimates from historical

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
data provided by CMS and emerging medical claims experience together with current factors. The IBNR reserve estimated at March 31, 2010 and June 30, 2009, was derived by an independent actuarial analysis. Each quarter, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company will increase or decrease the amount of the estimates, and include the changes in medical expenses in the period in which the change is identified. The ultimate settlement of medical claims may vary from the estimated amounts reported and the difference could be material. The Company adjusted the medical expense for the three months ended March 31, 2010 based on the actuarial report, which resulted in a reduction of expense of $0.3 million.
NOTE 9 — ACCRUED COMPENSATION AND RELATED BENEFITS
The Company has a retention and severance agreement with the Company’s Chief Executive Officer, William C. Brooks, to incentivize his continued service to the Company. This agreement was dated and effective as of October 31, 2008, the date on which the agreement was approved by the Company’s board of directors. As of March 31, 2010, the Company had accrued $0.1 million related to such executive retention and severance agreement. These amounts have been reflected in exit costs disclosed in Note 5 above. The Company has a potential remaining liability of $0.1 million related to such agreements.
NOTE 10 — LEGAL SETTLEMENT
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

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 11 — UNAUDITED SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company’s principal operations, as of and for the three and nine months ended March 31, 2010 and 2009, is as follows (in thousands):

Three Months Ended	Management	HMO &	Corporate &	Consolidated
March 31, 2010	Companies (1)	Managed Plan (2)	Eliminations	Company

Revenue — external customers	$—	$14	$—	$14
Revenue — intersegment	3,400	—	(3,400)	—

Total revenue	$3,400	$14	$(3,400)	$14

Net earnings (loss)	$1,696	$(3,097)	$—	$(1,401)
Depreciation and amortization	40	—	—	40
As of March 31, 2010
Segment assets	$35,800	$6,180	$(29,317)	$12,663

Nine Months Ended	Management	HMO &	Corporate &	Consolidated
March 31, 2010	Companies (1)	Managed Plan (2)	Eliminations	Company

Revenue — external customers	$—	$3,475	$—	$3,475
Revenue — intersegment	3,743	—	(3,743)	—

Total revenue	$3,743	$3,475	$(3,743)	$3,475

Net loss	$(1,081)	$(3,010)	$—	$(4,091)
Depreciation and amortization	120	—	—	120
As of March 31, 2010
Segment assets	$35,800	$6,180	$(29,317)	$12,663

Three Months Ended	Management	HMO &	Corporate &	Consolidated
March 31, 2009	Companies (1)	Managed Plan (2)	Eliminations	Company

Revenue — external customers	$—	$2,612	$—	$2,612
Revenue — intersegment	3,618	—	(3,618)	—

Total revenue	$3,618	$2,612	$(3,618)	$2,612

Net earnings (loss)	$678	$(3,702)	$—	$(3,024)
Depreciation and amortization	32	—	—	32
As of March 31, 2009
Segment assets	$54,116	$14,862	$(45,024)	$23,954

Nine Months Ended	Management	HMO &	Corporate &	Consolidated
March 31, 2009	Companies (1)	Managed Plan (2)	Eliminations	Company

Revenue — external customers	$—	$13,409	$—	$13,409
Revenue — intersegment	10,105	—	(10,105)

Total revenue	$10,105	$13,409	$(10,105)	$13,409

Net loss	$(27)	$(4,171)	$—	$(4,198)
Depreciation and amortization	149	—	—	149
Purchase of equipment	3	—	—	3
As of March 31, 2009
Segment assets	$54,116	$14,862	$(45,024)	$23,954

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)	HMO & Managed Plan: UAHC Health Plan of Tennessee, Inc.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 12 — RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the effective dates. Unless otherwise discussed, Management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
NOTE 13 — COMMITMENTS & CONTINGENCIES
Standstill Agreement
On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), a 23.3% beneficial owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). Under the Standstill Agreement, St. George has agreed to, among other things,
•	Withdraw its slate of nominees for election to the Board and to vote in favor of the candidates nominated by the Board for election at the Company’s upcoming annual meeting. St. George also agreed for a minimum period of 18 months to customary standstill provisions;

•	Vote all shares it currently beneficially owns or thereafter may acquire (collectively “Shares”) as recommended by a majority of the Board and it granted an irrevocable proxy to effectuate the voting agreement (the “Voting Agreement”); and

•	Not acquire beneficial ownership of shares of common stock that would represent more than 35% of the issued and outstanding common stock of the Company (excluding shares acquired upon conversion of any preferred stock issued to St. George pursuant to the Capital Call (as defined below)).
The Standstill Obligations and the Voting Agreement continue until March 31, 2012, unless earlier terminated if the Put (as defined below) is exercised or if there is an event of default (as defined in the Standstill Agreement). The Put can be exercised beginning on October 1, 2011 and expires March 31, 2012. However, as of March 19, 2010, the Put can be accelerated at any time immediately upon the occurrence of certain events of default, which are: a breach of the Standstill Agreement that is not cured within 10 days of receipt of notice of such breach; the insolvency of or a bankruptcy petition filed by the Company; a judgment against the Company in excess of $2 million, which is not stayed or discharged within 60 days and which results in the Company having insufficient cash on hand to satisfy the put obligations; the Company’s delinquency in its periodic reporting obligations under Section 13 of the Exchange Act; the Company’s common shares are delisted from Nasdaq or fail to be quoted on the OTC Bulletin Board; in the event of an exercise of the Company’s right to require St. George Investments, LLC to invest $600,000 in the Company (the “Capital Call”),

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
an event of default occurs under the certificate of designations that govern the preferred shares issued pursuant to the Capital Call.
The Company has the right to purchase all of the Shares (the “Call”) and St. George has the right to require the Company to purchase some or all of the Shares (the “Put”). The Put price is $1.26. The Company may exercise the Call at $1.14 per share, the Call is exercised on or prior to June 30, 2011. If the Call occurs between July 1, 2011 and September 30, 2011, the Call price is the same as the Put price. The Call expires upon the earliest of September 30, 2011 and a “Triggering Event” which is defined to mean the Company’s execution of a letter of intent for a business combination, the Company’s execution of definitive documents for a business combination and the Company’s public announcement of a business combination. A business combination would include an acquisition of the Company or by the Company.
St. George has granted to the Company the right, commencing May 1, 2010, to require St. George to invest $600,000 in the Company (the “Capital Call”). The Capital Call expires upon the earlier of July 1, 2011 and the Company’s filing of a registration statement for St. George’s shares. If the Capital Call is exercised, St. George would be issued that number of shares of a newly designated series of non-voting convertible preferred stock (the “Preferred Stock”) based on the dollar volume weighted average closing price of the Company’s common stock for the 30 calendar days prior to the date of the issuance of the shares of Preferred Stock; however, if there is a Triggering Event, the calculation would be based on the 30 calendar pays prior to the Triggering Event. The Preferred Stock would be convertible at any time at the option of St. George into shares of the Company’s common stock at a ratio of 1:1, with such conversion ratio subject to adjustment in the event of certain stock splits or dividends or in the event of a business combination or similar transaction. The Preferred Stock would have a 3% per annum dividend which, at the option of the Company, would be payable in cash or in additional shares of Preferred Stock. The common shares acquired upon conversion of the Preferred Stock is subject to the Company’s Call right, and the holder of the Preferred Stock has a Put right, on the same terms and conditions as are applicable to the shares of common stock beneficially owned by St. George. In no event would the aggregate number of shares of common stock issued to St. George upon conversion of the Preferred Stock exceed 20% of the outstanding shares of common stock prior to such issuance, unless the Company obtains shareholder approval if required by the Nasdaq Rules. The terms of the Preferred Stock are set forth in the Certificate of Designation which is an exhibit to the Standstill Agreement. The Certificate of Designation would be filed by the Company concurrently with exercise of the Capital Call.
The Company has agreed to maintain certain reserves of its unrestricted cash on its balance sheet, initially equal to 20% of the Company’s pro forma estimate of its 2010 fiscal year-end shareholders’ equity. The Company’s pro forma estimate of shareholders’ equity as of 2010 fiscal year end is approximately $11 million, which would require a corresponding reserve of approximately $2.2 million.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
As additional restricted cash becomes unrestricted, the Company must reserve additional amounts which, together with the prior reserves, equal the total Put obligation. St. George currently owns 23.3% of the Company, which corresponds to a minimum reserve of approximately $2.4 million. The Standstill Agreement permits St. George to own up to 35% of the Company’s issued and outstanding common shares, which correspond to a maximum reserve of $3.6 million.
Additionally, if the Capital Call was exercised (either at the Company’s option or due to a Triggering Event), the Company would have to reserve cash to satisfy the put on the preferred shares issued pursuant to the Capital Call, in addition to the amounts reserved for the Company’s put obligations on the common stock. The reserve for the put on the preferred shares cannot be calculated until the Capital Call is exercised because although the price of the put on the preferred shares is set at $1.26, the number of preferred shares issued pursuant to the Capital Call is based upon the dollar volume weighted average closing price of the Company’s common stock for the 30 calendar days prior to the date of the issuance of the preferred shares, or if there a Triggering Event, the calculation would be based on the 30 calendar days prior to the Triggering Event.
Lawsuit
On March 31, 2010, Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”) filed suit against the Company, Thomas Goss (Chairman of the Company’s Board), John Fife and Fife affiliates (“Fife”) in the United States District Court for the Eastern District of Michigan, Case No. 10-cv-11305, seeking an injunction against a proxy solicitation by the Company, voting of Fife shares, and implementation of a Voting and Standstill Agreement dated March 19, 2010 between the Company and St. George Investments, LLC, one of the Fife affiliates. STEP alleged that the Company’s preliminary proxy materials for the 2010 annual meeting of shareholders violated Section 14(a) of the Securities Exchange Act of 1934, that Fife was prohibited from voting shares by virtue of a provision in the Company’s Articles of Incorporation and that the Voting and Standstill Agreement violated the Company’s Articles of Incorporation and Michigan law. On April 7, 2010, STEP sought an order directing the holding of the Company’s annual meeting on April 23, 2010. On April 9, 2010, the district court denied STEP’s motion relating to the April 23, 2010 meeting. On April 28, 2010, the Company filed a motion to dismiss STEP’s lawsuit. STEP has since filed a motion for summary judgment. A hearing has been scheduled for June 15, 2010. The potential loss, if any, for the Company relating to this lawsuit is not determinable at this time.
NOTE 14 — SUBSEQUENT EVENT
The Company has performed a review of events subsequent to the balance sheet date.

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
The Company provided comprehensive management and consulting services to UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), a managed care organization (“MCO”) which is a wholly-owned, second-tier subsidiary of United American Healthcare Corporation. From November 1993 to June 30, 2009, UAHC-TN had a contract with the State of Tennessee, Bureau of TennCare (“TennCare”), to arrange for the financing and delivery of healthcare services on a capitated basis to eligible Medicaid beneficiaries and non-Medicaid individuals who lack access to private or employer sponsored health insurance or to another government health plan.
On November 1, 2008, UAHC-TN’s TennCare members transferred to other managed care organizations, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract discontinuance date of June 30, 2009. However, fixed fee revenue under this contract was only earned through October 31, 2008. Modified Risk Arrangement (“MRA”) of $0.3 million was received in fiscal 2010 related to fiscal 2009. Revenue under the TennCare contract represented 0% of the Company’s total revenue for the three months ended March 31, 2010 and 2009, and 10% and 41% for the nine months ended March 31, 2010 and 2009, respectively. The discontinuance of the TennCare contract has had a material adverse impact on the Company’s operations and financial statements. As of March 31, 2010, there were no TennCare enrollees in UAHC-TN.
On October 10, 2006, UAHC-TN entered into a contract with the Centers for Medicare & Medicaid Services (“CMS”) to act as a Medicare Advantage qualified organization. The contract authorizes UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan, both beginning January 1, 2007. The contract term was through December 31, 2009. The Company did not seek renewal of this contract. As of March 31, 2010, there were no members in the UAHC’s Medicare Advantage Special Needs Plan (our “MA-SNP”).
The total number of employees of the Company at March 31, 2010 was 7 compared to 25 at March 31, 2009. The discontinuance of the TennCare and the CMS contracts has resulted in a substantial decrease in the total number of employees.
Due to the discontinuance of the TennCare and the CMS contracts, our board of directors and management have been engaged in a review of a variety of long-term strategic alternatives with the objective of pursuing a strategic alternative that satisfies three primary objectives: providing significant revenues; providing immediate positive EBITDA; and having long-term growth opportunities. During this review, all feasible options are being considered, including pursuing a joint venture or other strategic partnership, completing a strategic acquisition or merger, or liquidating our assets. Further, it is important to note that the exploration of strategic alternatives includes all industries that satisfy the three primary objectives, not solely the healthcare industry.
Since 2005, the Company had been a defendant in a lawsuit as described in Note 10 to the unaudited condensed consolidated financial statements. In September 2009, the lawsuit was settled and paid for $3.3 million. The settlement is offset by an insurance recovery of $0.2 million.
Operating Results

For the Three Months Ended March 31, 2010 Compared
to the Three Months Ended March 31, 2009
Total revenues decreased to $0.01 million for the three months ended March 31, 2010, compared to $2.6 million for the three months ended March 31, 2009. The decrease was principally due to the discontinuance of its managed care services as a TennCare contractor and as a CMS Medicare Advantage provider as described in the overview to this section and in Note 5 to our Unaudited Condensed Consolidated Financial Statements.

There were no fixed or variable administrative fees for the three months ended March 31, 2010 and 2009.
Our MA-SNP medical premiums revenues were $0.01 for the three months ended March 31, 2010 compared to $2.6 million for the three months ended March 31, 2009. The decrease is attributable to the discontinuance of the CMS contract.
Total expenses decreased $4.3 million (75%) to $1.4 million for the three months ended March 31, 2010 as compared to $5.8 million for the three months ended March 31, 2009. The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses and medical expenses.
Medical expenses for our MA-SNP decreased $2.9 million to ($0.3) million for the three months ended March 31, 2010 compared to $2.7 million for the three months ended March 31, 2009. The decrease in medical expenses is primarily attributable to the discontinuance of the CMS contract. See Note 8 to our Unaudited Condensed Consolidated Financial Statements for additional information on medical expenses.
Marketing, general and administrative expenses decreased $1.4 million (46%) to $1.7 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses.
There was no income tax expense for the three months ended March 31, 2010 compared to ($0.04) million for the three months ended March 31, 2009. The Company’s effective tax rate for the three months ended March 31, 2010 of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Depreciation and amortization expense was $0.04 million for the three months ended March 31, 2010, a slight increase from $0.03 million for the three months ended March 31, 2009.
Loss before income taxes was $1.4 million for the quarter ended March 31, 2010 compared to loss before income taxes of $3.1 million for the quarter ended March 31, 2009.
Net loss was $1.4 million, or ($0.17) per basic share, for the quarter ended March 31, 2010, compared to net loss of $3.0 million, or $(0.35) per basic share, for the quarter ended March 31, 2009.
For the Nine Months Ended March 31, 2010 Compared to
Nine Months Ended March 31, 2009
Total revenues decreased $9.9 million (74%) to $3.5 million for the nine months ended March 31, 2010, compared to $13.4 million for the nine months ended March 31, 2009. The decrease was principally due to the discontinuance of its managed care services as a TennCare contractor and the discontinuance of the CMS contract, as described in the overview to this section and in Note 5 to our Unaudited Condensed Consolidated Financial Statements.

The fixed administrative fees decreased by $4.6 million to $0 for the nine months ended March 31, 2010, compared to $4.6 million for the nine months ended March 31, 2009. The decrease is due to the discontinuance of its managed care services as a TennCare contractor.
Variable administrative fees resulting from MRA revenue were $0.3 million for the nine months ended March 31, 2010, compared to $0.9 million for the nine months ended March 31, 2009. The $0.3 million received in fiscal 2010 related to fiscal 2009. The $0.9 million MRA revenue received in fiscal 2009 relates to fiscal 2008.
Our MA-SNP medical premiums revenues were $3.1 million for the nine months ended March 31, 2010 compared to $7.9 million for the nine months ended March 31, 2009. The decrease of $4.7 million is attributable to the discontinuance of the CMS contract.
Our MA-SNP per member per month premium rate for the nine months ended March 31, 2010 was $1,123 compared to $1,153 for the nine months ended March 31, 2009.
Total expenses decreased $10.5 million to $7.7 million for the nine months ended March 31, 2010 as compared to $18.2 million for the nine months ended March 31, 2009. The decrease is primarily due to a decrease in marketing, general and administrative expenses and medical expenses.
Medical expenses for our MA-SNP were $2.8 million for the nine months ended March 31, 2010, compared to $7.4 million for the nine months ended March 31, 2009. The decrease in medical expenses is attributable to the discontinuance of the MA-SNP plan partially offset by an increase in outpatient claims. The ratio of such medical expenses to medical premiums revenues for our MA -SNP, expressed as a percentage — the medical loss ratio was 89.5% for the nine months ended March 31, 2010.
Marketing, general and administrative expenses decreased $5.6 million (54%) to $4.8 million for the nine months ended March 31, 2010 from $10.4 million for the nine months ended March 31, 2009. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the discontinuance of the TennCare contract and the CMS contract.
Depreciation and amortization expense was $0.1 million for the nine months ended March 31, 2010 and 2009.
There was no income tax expense for the nine months ended March 31, 2010 compared to income tax expense of $0.04 million for the nine months ended March 31, 2009. The Company’s effective tax rate for the nine months ended March 31, 2010 of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss before income taxes was $4.1 million for the nine months ended March 31, 2010 compared to loss before income taxes of $4.2 million for the nine months ended March 31, 2009.
Net loss was $4.1 million, or ($0.50) per basic share, for the nine months ended March 31, 2010, compared to net loss of $4.2 million, or ($0.48) per basic share, for the nine months ended March 31, 2009. The decrease is primarily due to the decrease in overall revenue resulting from the discontinuance of the TennCare contract and the CMS contract.
Liquidity and Capital Resources
Capital resources, which for us is primarily cash from operations, are required to maintain our current operations and other commitments and contingencies. Capital resources may also be used for strategic alternatives which may include merger and/or acquisitions. We have no indebtedness as of March 31, 2010.
As described in the overview to this section and Note 5 to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, the Company ceased providing managed care services as a TennCare contractor on June 30, 2009. The discontinuance of the TennCare contract has had a material adverse impact on the Company’s operations and financial statments. In addition, the CMS contract expired as of December 31, 2009. The Company did not seek renewal of this contract. The discontinuance of the CMS contract has had and will continue to have a material adverse impact on the Company’s operations and financial statements.
At March 31, 2010, the Company had (i) cash and cash equivalents and short-term marketable securities of $9.4 million, compared to $17.6 million at June 30, 2009; (ii) working capital of $8.4 million, compared to working capital of $12.2 million at June 30, 2009; and (iii) a current assets-to-current liabilities ratio of 6.94-to-1, compared to 2.72-to-1 at June 30, 2009.
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
Net cash used in operating activities of $8.2 million in the nine months ended March 31, 2010 was primarily due to a net loss of $4.1 million and the $3.1 million net payment of the litigation settlement. (See Note 9 to our Unaudited Condensed Consolidated Financial Statements.) Medical claims payable decreased by $1.8 million at March 31, 2010 compared to June 30, 2009, primarily due to discontinuance of the CMS contract. Accounts payable and accrued expenses decreased by $0.5 million at March 31, 2010 compared to June 30, 2009, principally due to the payment of legal fees related to litigation.
Net cash provided by investing activities of $4.5 million for the nine months ended March 31, 2010 was primarily due to cash proceeds from the sale of marketable securities of $6.9 million which was partially offset by cash purchases of marketable securities of $2.4 million.
Decrease in cash was $3.7 million for the nine months ended March 31, 2010, compared to increase in cash of $0.3 million for the comparable period a year earlier.

The Company’s subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $1.5 million at March 31, 2010. UAHC-TN had excess statutory net worth of approximately $4.0 million at March 31, 2010.

Item 4T. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during our third quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
On March 31, 2010, Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”) filed suit against the Company, Thomas Goss (Chairman of the Company’s Board), John Fife and Fife affiliates (“Fife”) in the United States District Court for the Eastern District of Michigan, Case No. 10-cv-11305, seeking an injunction against a proxy solicitation by the Company, voting of Fife shares, and implementation of a Voting and Standstill Agreement dated March 19, 2010 between the Company and St. George Investments, LLC, one of the Fife affiliates. STEP alleged that the Company’s preliminary proxy materials for the 2010 annual meeting of shareholders violated Section 14(a) of the Securities Exchange Act of 1934, that Fife was prohibited from voting shares by virtue of a provision in the Company’s Articles of Incorporation and that the Voting and Standstill Agreement violated the Articles of Incorporation and Michigan law. On April 7, 2010, STEP sought an order directing the holding of the Company’s annual meeting on April 23, 2010. On April 9, 2010, the district court denied STEP’s motion relating to the April 23 meeting. On April 28, 2010, the Company filed a motion to dismiss STEP’s lawsuit. STEP has since filed a motion for summary judgment. A hearing has been scheduled for June 15, 2010.

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

United American Healthcare Corporation
Dated: May 17, 2010	By:	/s/ William C. Brooks
William C. Brooks
President & Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ William L. Dennis
William L. Dennis
Chief Financial Officer & Treasurer (Principal Financial Officer)