Form 10-K
period 2010-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2010-09-08
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑.

The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2009, computed by reference to the NASDAQ Capital Market closing price on such date, was $6,225,211.

The number of outstanding shares of registrant’s common stock as of August 25, 2010 was 9,772,156.

UNITED AMERICAN HEALTHCARE CORPORATION

FORM 10-K

PART I

ITEM 1.	BUSINESS

United American Healthcare Corporation (the “Company” or “UAHC”) was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985. Unless the context otherwise requires, all references to the Company indicated herein shall mean United American Healthcare Corporation and its consolidated subsidiaries.

History

From November 1993 to June 2009, the Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008.

From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services. The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan. The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company is continuing to wind down the Medicare business and expects to continue to incur costs related to the Medicare business through December 31, 2010, including labor, claim processing and the differential costs related to Tennessee facility sublease. These costs are expected to approximate $0.1 million to $0.2 million.

The discontinuance of the TennCare and Medicare contracts had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows in fiscal 2009 and 2010.

Acquisition of Pulse Systems, LLC

On June 18, 2010, UAHC entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the UAHC board of directors on July 7, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded. The Company also assumed Pulse’s term loan to a bank of $4.25 million, after making a payment at closing as discussed below.

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse is only allowed to redeem the preferred units if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the

$750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loan are not included in the $9.46 million purchase price listed above.

Pulse Systems is now a wholly owned subsidiary of UAHC and represents substantially all of the ongoing operations of the Company. Pulse Systems is located in Concord, California. Pulse Systems was founded as Pulse Systems Corporation, a California corporation, in 1998. In 2004, Pulse Systems was re-incorporated as Pulse Systems, LLC, a Delaware limited liability corporation. Since August 2007, Pulse has been managed by its current President and Chief Executive Officer, Herbert J. Bellucci, who has more than 25 years of experience in the medical device industry.

The remaining sections of this Part I discuss the business of Pulse Systems. The operating results of Pulse are only included in the accompanying financial statements since the acquisition date of June 18, 2010, and the financial information disclosed in the following sections for Pulse for any historical period are substantially prior to the acquisition.

Business

Pulse Systems is a provider of contract manufacturing services to the medical device industry. Over the last twelve years, Pulse has developed an expertise in laser-based metal fabrication services, supplying precision components to customers developing products for use in a wide range of medical specialties, including cardiology, neurology, orthopedics, gynecology, ophthalmology and urology. For the twelve months ended June 30, 2010, approximately 57% of Pulse’s total revenue was related to products with cardiovascular applications. Components produced by Pulse Systems are used in medical device applications such as cardiovascular stents, heart valve replacements, arterial wound closures, spinal repairs, breast biopsies and brain aneurysm repairs.

Pulse Systems specializes in the following contract manufacturing services for the medical device industry:

•	Laser Cutting. Pulse’s core business is providing precision laser cutting of thin-wall metal tubes. For the twelve months ended June 30, 2010, laser cutting represented approximately 90% of Pulse’s total revenue. Pulse has expertise in processing a variety of medical-grade materials, such as stainless steel, certain nickel-titanium alloys known as “Nitinol”, precious metals such as platinum and gold (often used as radio-opaque location markers for implants), as well as tantalum and cobalt chromium. Pulse utilizes automated processing workstations which deliver precise amounts of laser energy to vaporize metal materials in the specific pattern required for the customer’s part. Laser processing has technical advantages over other conventional machining techniques in processing these thin, delicate materials.

•	Laser Welding. In addition to its laser cutting capabilities, Pulse provides customers with laser welding services for joining metal components into sub-assemblies. Pulse maintains a certified Class 10,000 (International Organization for Standardization (“ISO”) Class 7) cleanroom for its sub-assembly work. Similar to laser cutting, laser welding is performed by highly accurate computer-controlled equipment and is advantageous for use in medical device manufacturing because of its precision. From a biocompatibility and cleanliness perspective, the medical-grade materials of the components themselves are melted by the laser energy to form the weld, so no that additional materials or contaminants are introduced to the finished product.

•	Nitinol Processing. Pulse has developed particular expertise in Nitinol heat-treating techniques, which enable medical device developers to utilize the shape-memory properties of the Nitinol material. In heat-treating Nitinol, components are formed into a desired shape in a fixture, then exposed to a precise transition temperature for a specific amount of time. Heat-treated Nitinol components will retain their desired shape while maintaining flexibility of the spring-like material. This process is referred to as “shape-setting”. Nitinol is often used in the design of catheter-delivered implants which can assume a desired shape when deployed inside the body.

•	Surface Treatments. Pulse offers an array of surface treatment options for medical device manufacturers to meet specific design requirements:

•	Electropolishing. Using electrical energy to remove precise amounts of material from metal parts, electropolishing produces bright, clean surfaces, and provides the corrosion resistance required for long-term metallic implants.

•	Passivation. For certain materials, especially stainless steel, chemical passivation techniques are used to provide corrosion resistance.

•	Grit-blasting. In situations where roughened surfaces are desired, such as for bonding or overmolding, parts are blasted with a stream of pressurized air carrying fine particles of aluminum oxide grit to produce the required surface roughness.

Competition

The seven largest companies in the industry account for approximately 49% of the approximately $1 billion market for medical device contract manufacturing. Beyond the market leaders, the medical device contract manufacturing industry is highly fragmented, consisting of several thousand companies in the United States, most of which are privately-held. Industry directories list more than 5,000 companies that contribute as contract manufacturers to serving the medical device industry. Participants range from small individually-owned shops to technical specialty firms (such as Pulse Systems) to large multi-national companies providing end-to-end medical device design, fabrication, assembly, and packaging services. Participants are primarily located in California, Minnesota and Boston, Massachusetts. Certain of Pulse’s customers also have the capability to manufacture similar products in house, if they so choose.

Pulse Systems competes with a number of other suppliers who provide similar contract manufacturing services to the medical device industry. These competitors offer a range of manufacturing services, each one differing in their mix of capabilities and production capacity for each. The major elements of competition in this industry are product quality, customer service, technical capabilities, and ISO certifications, as well as pricing. While price is an important factor, it is not the only consideration for customers choosing among the competitors in this industry. Pulse does not strive to offer the lowest price, but rather the best overall value for the customer.

Medical Device Opportunity

Powerful demographic, economic, and technologic trends are driving the development of new medical technologies. Major contributing factors are the rapid growth in the world population and the even faster growth of the population segment over the age of sixty-five. Alongside the aging population trend is the worldwide trend toward industrialization and the associated improvement in personal incomes and quality of life expectations. New medical technologies are emerging to meet the challenges of the leading causes of death, which have captured the imagination of technically astute surgeons, device developers, and investors, and have spawned the emergence of dozens of new medical device start-up companies with bold new product concepts, visionary leadership, and strong capital investment.

The contract manufacturing industry provides services to medical device companies that they cannot perform for themselves economically, or do not wish to invest in for strategic reasons. The trend in recent years has been toward selective outsourcing of manufacturing processes to free up investment capital for acquisition of new product technologies. The capital intensity of certain manufacturing processes, such as laser cutting and other metal fabrication, injection molding, and tubing extrusion, among others, favors consolidation of these investment-intensive manufacturing capabilities within specialty firms, allowing economies of scale to be shared by multiple customers.

Due to its ability to work collaboratively and responsively with the small venture-backed start-ups, as well as its strategic geographical location near the center of venture capital investment activity in the San Francisco Bay Area of California, Pulse Systems seeks to benefit from current demographic, economic, and technologic trends.

Customers

Customers range in size from broadly-based multi-billion dollar public companies to small venture-capital financed start-ups. However, most of the companies served by Pulse Systems tend to be smaller start-ups, at least in the initial service period.

For the twelve months ended June 30, 2010, Pulse Systems provided contract manufacturing services to 112 medical device customers, with approximately 61% of revenue arising from customers located in the San Francisco Bay Area. For the twelve-months ended June 30, 2010, 2009 and 2008, Pulse’s largest customer accounted for approximately 40%, 60% and 59% of its total revenue, respectively, and its second largest customer accounted for approximately 19%, 10% and 7% of its total revenue, respectively. For the twelve months ended June 30, 2010, the ten largest customers accounted for 82% of Pulse’s total revenue. Although such customers represent a significant portion of Pulse’s business, we do not believe the company is substantially dependent on any one customer.

Pulse does not have any long-term contracts with its customers. Although we obtain firm purchase orders from customers, such customers do not typically make firm orders for delivery more than 120 days in advance. In addition, such customers may reschedule or cancel firm orders on short notice in accordance with contractual terms. While firm purchase orders remain our best predictor of future shipments in the near term, we do not believe that the backlog of sales at any point time is a meaningful measure of future long-term sales. As of June 30, 2010, we had a sales backlog of approximately $2.9 million.

Marketing and Sales

Pulse Systems sells its contract manufacturing services directly to medical device manufacturing companies who are responsible for the engineering design, clinical development, regulatory approval, and marketing and sales of the end products. In selling its services, Pulse utilizes independent manufacturer’s representatives, who are granted exclusive regional territories and are paid a percentage commission for the sales revenues generated in their territories. Our manufacturing representatives are generally restricted from representing competitors in our industry during their service period to Pulse.

Pulse promotes its services nationally through several media as well as its website (www.pulsesystems.com). We also advertise selectively in certain medical device industry trade publications, and we exhibit at several industry trade shows annually. Referrals from satisfied customers are also a strong factor in our selling, and we frequently receive unsolicited requests for quotation.

Government Regulations

Pulse Systems is subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to noncompliance. Pulse is also subject to various other environmental, health, safety, and labor laws as well as various other directives and regulations. To the best of our knowledge, the company is in compliance with all relevant laws and regulations.

The FDA and related state and foreign governmental agencies regulate many of our customers’ products as medical devices, all of which are not directly related to our business as currently conducted. In most cases, the U.S. Food and Drug Administration (“FDA”) or foreign government agency must approve or pre-clear those products prior to commercialization.

Intellectual Property

We have developed certain manufacturing “know-how” that we consider proprietary, and which helps to differentiate our services from those provided by others. Our engineering staff is focused on the innovative application of manufacturing technologies to meet our customers’ needs. However, Pulse does not conduct any basic research and development outside of specific tasks requested by its customers, and therefore has no expenses in that area.

Pulse Systems owns no patents, patent rights or trademarks. Further, our business is not dependent on licensed technology owned by others, except for certain proprietary technology contained in capital equipment purchased with the appropriate usage licenses and standard commercially available computer software.

Quality Assurance

Pulse Systems maintains a comprehensive quality assurance program, which includes the control and documentation of material specifications, operating procedures, equipment maintenance, and quality control methods. Our quality systems are based upon FDA requirements and ISO standards for medical device manufacturers. We believe that our operations are in substantial compliance with all applicable regulations. Pulse Systems has obtained quality certification under the ISO standards, ISO 13485:2003 and ISO 9001:2008. In order to ensure compliance with regulatory requirements, we generally permit periodic customer audits of our quality systems.

Materials

The principal raw materials used in products manufactured by Pulse Systems, which are medical-grade stainless steel and Nitinol tubing drawn to specific sizes, are either supplied by our customers or are purchased per customer specifications in conjunction with particular customer purchase orders. Such materials are purchased from multiple suppliers, and are generally readily available with reasonable delivery times. Therefore, the company does not carry significant amounts of uncommitted raw material inventory. On-hand inventories are generally limited to raw materials and work-in-process related to contracted customer shipments.

Employees

As of June 30, 2010, the Company had 30 full-time employees, including 25 full-time employees of Pulse. The Company’s employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

Further information about the Company and Pulse Systems can be found on the Internet at www.uahc.com and www.pulsesystems.com, respectively. The references to the website addresses of the Company and Pulse are not intended to function as a hyperlink and, except as specified herein, the information contained on such websites are not part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

Risks Related to Our Business

The existing global economic and financial market environment has had and may continue to have a negative effect on our business and operations.

The existing global economic and financial market environment has caused, among other things, lower consumer and business spending, lower consumer net worth, a general tightening in the credit markets, and lower levels of liquidity, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers have been severely affected by the current economic turmoil. Current or potential customers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will significantly improve in the near future or that our results will not continue to be materially and adversely affected.

Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See “— Risks Related to Financing Activities” below for a discussion of additional risks to our liquidity resulting from the current economic and financial market environment.

Quality problems with our processes, products and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Many of our customers require us to adopt and comply with specific quality standards, and they periodically audit our performance. Our quality certifications are critical to the marketing success of our products and services. If we fail to meet these standards, our reputation could be damaged, we could lose customers and our sales could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices using multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components could be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

If we experience decreasing prices for our products and services and we are unable to reduce our expenses, our results of operations will suffer.

We may experience decreasing prices for the products and services we offer due to pricing pressure experienced by our customers from managed care organizations and other third party payers, increased market power of our customers as the medical device industry consolidates, and increased competition among medical manufacturing outsourcing service providers. If the prices for our products and services decrease and we are unable to reduce our expenses, our results of operations may be materially adversely affected.

Because a significant portion of our revenue comes from a few large customers and customers in the San Francisco Bay Area, any decrease in sales to these customers could harm our operating results.

Our revenue and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the twelve months ended June 30, 2010, Pulse’s two largest and ten largest customers accounted for approximately 59% and 82%, respectively, of Pulse’s total revenue. In addition, for the twelve months ended June 30, 2010, approximately 61% of Pulse’s revenue related to customers located in the San Francisco Bay Area. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers or from customers in the San Francisco Bay Area would adversely affect our results of operations.

We have limited contractual relationships with our customers and, as a result, our customers may unilaterally reduce the purchase of our products.

Pulse does not have any long-term contracts with its customers. Although we obtain firm purchase orders from customers, such customers do not typically make firm orders for delivery more than 120 days in advance. In addition, such customers may reschedule or cancel firm orders on short notice in accordance with contractual terms for which we may have incurred significant production costs. The loss of several customers or the cancellation of existing firm orders could, in the aggregate, materially adversely affect our operations and financial condition.

Many of our larger customers are multinational companies that purchase large quantities of medical devices and have centralized procurement departments. They generally enter into outsourcing arrangements through a tender process that solicits bids from several potential suppliers and selects the winning bid based on several attributes, including price and service. The significant negotiating leverage possessed by many of our customers and potential customers limits our ability to negotiate arrangements with favorable terms and creates pricing pressure, reducing margins industry wide. In addition, our customers may vary their order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. In the event we lose any of our larger customers, we may not be able to quickly replace that revenue source, which could harm our financial results.

If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute their products, our ability to sell our services could suffer.

Many of our customers’ medical devices are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA approval process can be expensive and uncertain, requires detailed and comprehensive scientific and other data, and generally takes between three months and three years, or longer, depending on the product classification. The commercial distribution of any products developed by our customers that require regulatory clearance may be delayed by the regulatory approval process. If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute their products, our ability to sell our services could suffer.

We may face competition from, and we may be unable to compete successfully against, new entrants and established companies with greater resources.

The market for outsourced manufacturing services to the medical device industry is very competitive and includes seven companies that account for approximately 49% of the approximately $1 billion market, with thousands of companies accounting for the remaining market share. As more medical device companies seek to outsource more of the prototyping and manufacturing of their products, we will face increasing competitive pressures to grow our business in order to maintain our competitive position, and we may encounter competition from and lose customers to other companies with technological and manufacturing capabilities similar to or better than ours. Some of our potential competitors have greater name recognition, greater operating revenues, larger customer bases, longer customer relationships and greater financial, technical, personnel and marketing resources than we have. Further, we believe that there are few barriers to entry into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share.

An increase in competition could result in material selling price reductions or loss of our market share, which could materially adversely affect our operations and financial condition. There can be no assurance that we will be able to compete successfully in the markets for our products or that competition will not intensify.

If we do not respond to changes in technology, our manufacturing processes may become obsolete and we may experience reduced sales and lose customers.

We use proprietary processes and sophisticated machining equipment to meet the critical specifications of our customers. Without the timely incorporation of new processes and enhancements, particularly relating to quality standards and cost-effective production, our manufacturing capabilities will likely become outdated, which could cause us to lose customers and result in reduced sales or profit margins. In addition, new or revised technologies could render our existing technology less competitive or obsolete or could reduce demand for our products and services. It is also possible that finished medical device products introduced by our customers may require fewer of our components or may require components that we lack the capabilities to manufacture or assemble. In addition, we may expend resources on developing technologies that do not result in commercially viable processes for our business, which could adversely impact our margins and operating results.

Our business is subject to risks associated with a single manufacturing facility.

We internally manufacture our own products at one production facility in Concord, California. While we maintain insurance covering our manufacturing and production facility, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on our customer relationships and financial results.

Our business is subject to risks associated with manufacturing processes.

Unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, injuries to our employees, and customer claims. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. Our business interruption insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations.

Furthermore, our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. We employ safety procedures in the design and operation of our facilities and may be required to incur additional expenditures for the development of additional safety procedures in the future. There is a risk that an accident or death could occur at our facilities despite such procedures. Any accident could result in significant manufacturing delays, disruption of operations, claims for damages resulting from injuries or additional expenditures on safety procedures, which could result in decreased sales and increased expenses. To date, we have not incurred any such significant delays, disruptions or claims. The potential liability resulting from any accident or death, to the extent not covered by insurance, would require us to use other resources to satisfy our obligations and could cause our business to suffer.

We may expand into new markets or new products and our expansion may not be successful.

We may expand into new markets through the development of new product applications based on our existing specialized manufacturing capabilities and services. These efforts could require us to make substantial investments, including significant engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets and products may be costly without resulting in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition in new markets. If we choose to expand into new markets and are unsuccessful, our financial condition could be adversely affected and our business harmed.

We may selectively pursue acquisitions in the future, but, because of the uncertainty involved, we may not be able to identify suitable acquisition candidates and may not successfully integrate acquired businesses into our business and operations. We are continuing to integrate Pulse Systems, which also entails risk.

We may not be able to identify potential acquisition candidates that could complement our business or may not be able to negotiate acceptable terms for acquisition candidates we identify. As a result, we may not be able to realize this element of our growth strategy. In addition, even if we are successful in acquiring any companies, such as Pulse Systems, we may experience material negative consequences to our business, financial condition or results of operations if we cannot successfully integrate the operations of acquired businesses with ours.

The integration of companies that have previously been operated separately (such as Pulse) involves a number of risks, including, but not limited to:

•	difficulty in realizing anticipated financial or strategic benefits of such acquisition;

•	diversion of capital and potential dilution of stockholder ownership;

•	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all;

•	diversion of management’s attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;

•	management of employee relations across facilities;

•	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

•	difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;

•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify;

•	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;

•	non-cash impairment charges or other accounting charges relating to the acquired assets; and

•	ability to maintain strong relationships with our and our acquired companies’ customers after the acquisitions.

If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and the acquired companies achieved or might achieve separately.

Our inability to access additional capital could have a negative impact on our growth strategy.

Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

We are subject to a variety of environmental, health and safety laws that could be costly for us to comply with, and we could incur liability if we fail to comply with such laws or if we are responsible for releases of contaminants to the environment.

Federal, state and local laws impose various environmental, health and safety requirements on our operations, including with respect to the management, handling, generation, emission, release, discharge, manufacturing, transportation, storage, use and disposal of hazardous substances and other materials used or generated in the manufacturing of our products. If we fail to comply with any present or future environmental, health and safety laws, we could be subject to fines, corrective action, other liabilities or the suspension of production. We could also be subject to claims under such laws, including common law, alleging the release of hazardous substances into the environment.

Infringement claims regarding patents or other intellectual property rights by third parties could result in an adverse impact on our operations, and could be costly and distracting to management.

Although we do not believe that any of our products, services or processes infringe the intellectual property rights of third parties, historically, patent applications in the United States have not been publicly disclosed until the patent is issued (or as of recently, until publication, which occurs eighteen months after filing), and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may in the future be notified that we are infringing patent or other intellectual property rights of third parties and we may be liable for infringement at that time. In the event of infringement of patent or other intellectual property rights, we may not be able to obtain licenses on commercially reasonable terms, if at all, and we may end up in litigation. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of infringement claims could disrupt our business and impair our ability to meet our customers’ needs which, in turn, could have a negative effect on our financial condition and results of operations. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management. We also may be subject to significant damages or injunctions against development and sale of our products.

In addition, any infringement claims, significant charges or injunctions against our customers’ products that incorporate our components may result in our customers not needing or having a reduced need for our capabilities and services.

Our earnings and financial condition could suffer if we or our customers become subject to product liability claims or recalls. We may also be required to spend significant time and money responding to investigations or requests for information related to end-products of our customers.

The manufacture and sale of products that incorporate components manufactured or assembled by us expose us to potential product liability claims and product recalls, including those that may arise from misuse or malfunction of our components or use of our components with components or systems not manufactured or sold by us. Product liability claims or product recalls with respect to our components or the end-products of our customers into which our components are incorporated, whether or not such problems related to the products and services we have provided and regardless of their ultimate outcome, could require us to pay significant damages or to spend significant time and money in litigation or responding to investigations or requests for information. We may also lose revenue from the sale of components if the commercialization of a product that incorporates our components or subassemblies is limited or ceases as a result of such claims or recalls. Expenditures on litigation or damages, to the extent not covered by insurance, and declines in revenue could impair our earnings and our financial condition. Also, if, as a result of claims or recalls our reputation is harmed, we could lose customers, which would also negatively affect our business.

In the future, we may be unable to maintain our existing insurance coverage or to do so at reasonable cost and on reasonable terms. In addition, if our insurance coverage is not sufficient to cover any costs we may incur and we may be required to pay damages if we are subject to product liability claims or product recalls, we will have to use other resources to satisfy our obligations.

A substantial amount of our assets represents goodwill, and our earnings will be reduced if our goodwill becomes impaired.

As of June 30, 2010, goodwill of approximately $10.0 million represented 48% of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. We could be required to recognize reductions in our earnings caused by the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

Our business may suffer if we are unable to recruit and retain senior management and experienced engineers and management personnel that we need to compete in the medical device industry.

Our operations are highly dependent on the efforts of William C. Brooks, the Company’s President and Chief Executive Officer, Herb Bellucci, President and CEO of Pulse who has more than 25 years of experience in the medical device industry, and certain other senior executives who have been instrumental in developing our business strategies and forging our business relationships. The loss of the leadership, knowledge and experience of

Mr. Brooks, Mr. Bellucci and our other executive officers could adversely affect our business. We do not currently maintain key man insurance on any of our executive officers.

In addition, our future success depends upon our ability to attract, develop and retain highly skilled engineers. We may not be successful in attracting new engineers or in retaining or motivating our existing engineers, which may lead to increased recruiting, relocation and compensation costs for such personnel. These increased costs may reduce our profit margins. Some of our manufacturing processes are highly technical in nature. Our ability to maintain or expand existing business with our customers and provide additional services to our existing customers depends on our ability to hire and retain engineers with the skills necessary to keep pace with continuing changes in the medical device industry. We compete with other companies in the medical device manufacturing industry to recruit engineers.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our quality and volume requirements and alternative sources are not available.

Our current internal capabilities do not include all elements that are required to satisfy all of our customers’ requirements. We may rely on third party suppliers, subcontractors, and other outside sources for components or services. Manufacturing problems may occur with these third parties. A supplier may fail to supply components or services to us on a timely basis, or may supply us with components or services that do not meet our quality, quantity, or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these components or services on a timely basis or on terms acceptable to us, which could harm our ability to deliver components or services to our customers profitably or on time. In addition, if the processes that our suppliers use to provide components or services are proprietary, we may be unable to obtain comparable components from alternative suppliers.

Prior to its acquisition by the Company, Pulse Systems was not subject to requirements to test its internal control over financial reporting. If such controls are ineffective, it could have a significant and adverse effect on our business and reputation.

Section 404 of the Sarbanes Oxley Act of 2002 and rules and regulations of the SEC thereunder require that companies who are required to file reports under section 13(a) or 15(d) of the Securities Exchange Act 1934 evaluate their internal controls over financial reporting in order to allow management to report on their internal controls over financial reporting. Prior to its acquisition by the Company, Pulse Systems was not a required to undertake such evaluation. Ensuring the effectiveness of internal control over financial reporting may entail significant costs and management time. Following the integration of systems, if we are unable to certify as to the effectiveness of our internal controls over financial reporting including Pulse, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and to hire additional personnel. Any such action could negatively affect our results of operations.

Our operating results may fluctuate, which may make it difficult to forecast our future performance.

Fluctuations in our operating results may cause uncertainty concerning our performance and prospects or may result in our failure to meet expectations. Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, which include, but are not limited to:

•	the fixed nature of a substantial percentage of our costs, which results in our operations being sensitive to fluctuations in sales;

•	changes in the relative portion of our sales represented by our various products, which could result in reductions in our profits if the relative portion of our sales represented by lower margin products increases;

•	introduction and market acceptance of our customers’ new products and changes in demand for our customers’ existing products;

•	the accuracy of our customers’ forecasts for future production requirements;

•	timing of orders placed by our principal customers that account for a significant portion of our revenues;

•	future price concessions as a result of pressure to compete;

•	cancellations by customers which may result in recovery of only our costs;

•	the availability of raw materials, including stainless steel, nitinol, platinum, tantalum, and gold;

•	increased costs of raw materials, supplies or skilled labor;

•	our effectiveness in managing our manufacturing processes; and

•	changes in the competitive and economic conditions generally, or in our customers’ markets.

Investors should not rely on results of operations in any past period as an indication of what our results will be for any future period.

Risks Related to Our Industry

We may not be able to grow our business if the trend by medical device companies to outsource their manufacturing activities does not continue or if our customers decide to manufacture internally products that we currently provide.

Our contract manufacturing business has grown partly as a result of the increase over the past several years in medical device companies outsourcing these activities. We view the increasing use of outsourcing by medical device companies as an important component of our future growth strategy. While industry analysts expect the outsourcing trend to increase, our current and prospective customers continue to evaluate our capabilities against the merits of internal production. Protecting intellectual property rights and maximizing control over regulatory compliance are among factors that may influence medical device companies to keep production in-house. Any substantial slowing of growth rates or decreases in outsourcing by medical device companies could cause our sales to decline, and we may be limited in our ability, or unable to continue, to grow our business.

We and our customers are subject to various regulations, as well as political, economic and regulatory changes in the healthcare industry or otherwise, that could force us to modify how we price our components, manufacturing capabilities and services and could harm our business.

The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Regulations affecting the healthcare industry in general, and the medical device industry in particular, are complex, change frequently and have tended to become more stringent over time. Specifically, the FDA and state and foreign governmental agencies regulate many of our customers’ products and approval/clearance is required for those products prior to commercialization in the U.S. and certain foreign jurisdictions. Some of our facilities are subject to inspection by the FDA and other regulatory agencies for compliance with regulations or regulatory requirements. Our failure to comply with these regulations or regulatory requirements may result in civil and criminal enforcement actions or fines and, in some cases, the prevention or delay of our customers’ ability to gain or maintain approval to market their products. Any failure by us to comply with applicable regulations could also result in the cessation of portions or all of our operations and restrictions on our ability to continue or expand our operations.

The recently enacted Affordable Healthcare for America Act includes provisions that may adversely affect our business and results of operations, including an excise tax on the sales of most medical devices.

On March 21, 2010, the House of Representatives passed the Affordable Health Care for America Act, which President Obama signed into law on March 23, 2010. While we are continuing to evaluate this legislation and its potential impact on the Company, it may adversely affect our business and results of operations, possibly materially.

Specifically, one of the new law’s components is a 2.3% excise tax on sales of most medical devices, starting in 2013. This tax may put increased cost pressure on medical device companies, including our customers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for products we produce in order to offset the tax.

Our business is indirectly subject to healthcare industry cost containment measures and other industry trends affecting pricing that could result in reduced sales of or prices for our products.

Acceptance of our customers’ products by hospitals, outpatient centers and physicians depend on, among other things, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payers of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical procedures that use our products. If that were to occur, medical device manufacturers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products, which could affect our profitability.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our business, financial condition and results of operations would suffer.

Inability to obtain sufficient quantities of raw materials could cause delays in our production.

Our business is dependent on a continuous supply of raw materials. The raw materials needed for our business are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, changes in economic climates or other unforeseen circumstances. Failure to maintain our supply of raw materials could cause production delays resulting in a loss of customers and a decline in sales. Due to the supply and demand fundamentals of raw materials used by us, we have occasionally experienced extended lead times on purchases and deliveries from our suppliers. Consequently, we have had to adjust our delivery schedule to customers. In addition, fluctuations in the cost of raw materials may increase our expenses and affect our operating results. The principal raw materials used in our business include stainless steel, nitinol, platinum, tantalum, cobalt chromium, and electricity.

Risks Relating to Financing Activities

Capital markets have experienced a significant period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing, and other important financing terms, may be materially adversely impacted by these market conditions.

Credit market developments may reduce availability under our credit agreement.

Due to the volatile state of the credit markets during the past few years, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender(s) fail to honor their legal commitments under our credit facility, it could be difficult in the current environment to replace our credit facility on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facility may impact our ability to finance our operating or investing activities.

Pulse and UAHC are subject to a number of restrictive debt covenants which may restrict our business and financing activities.

Our credit facility contains restrictive debt covenants that, among other things, restrict Pulse’s and/or UAHC’s ability to:

•	borrow money;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase stock;

•	use assets as security in other transactions;

•	create liens;

•	enter into affiliate transactions;

•	merge or consolidate; and

•	transfer and sell assets.

In addition, our credit facility also require us to maintain certain financial tests. These restrictive covenants may limit our ability to expand or to pursue our business strategies. Furthermore, any indebtedness that we incur in the future may contain similar or more restrictive covenants. Our ability to comply with the restrictions contained in our credit facility may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility or any other subsequent financing agreement, which could, in turn, cause any of our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds.

Risks Relating to Our Common Stock

Our common stock may continue to be volatile and could decline substantially.

The trading price of our common stock has been, and may continue to be, volatile. From July 1, 2009 to June 30, 2010, the trading price of our stock has ranged from $0.55 to $1.75. We believe this volatility is due to, among other things, recent financial performance, current expectations of our future financial performance, delisting from the Nasdaq Capital Market and the volatility of the stock market in general.

In particular, with respect to our new operations, there has been significant volatility in the market price and trading volume of securities of companies operating in the medical device industry, which has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions, divestitures or strategic investments;

•	loss of any of our key management or technical personnel;

•	conditions affecting medical device manufacturers or the medical device industry generally;

•	product liability lawsuits against us or our customers;

•	clinical trial results with respect to our customers’ medical devices;

•	changes in our growth rates or our competitors’ growth rates;

•	developments regarding our proprietary rights, or those of our competitors;

•	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;

•	public concern as to the safety of our products;

•	changes in health care policy in the United States and internationally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our liquidity needs and constraints and our ability to raise additional capital;

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;

•	sales of our common stock by our executive officers, directors and five percent stockholders or stock issuances by the Company;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	announcement of financial restatements.

Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operation and financial condition.

We have recently been delisted from the Nasdaq Capital Market and there is a limited trading volume for our common stock on the OTCQB.

In July 2010, our common stock was delisted from the Nasdaq Capital Market. Our common stock, which currently trades on the OTCQB Marketplace, does not have substantial trading volume. As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock. Because of the limited trading volume in our common stock and the price volatility of our common stock, you may be unable to sell your shares of common stock when you desire or at the price you desire. Moreover, the inability to sell your shares in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

In addition, the delisting of our common stock from the Nasdaq Capital Market could materially adversely affect our ability to raise capital on terms acceptable to us or at all and adversely affect institutional investor interest.

Our articles of incorporation, our bylaws and Michigan law contain provisions that could discourage another company from acquiring us and may prevent attempts by our shareholders to replace or remove our current management.

Provisions of Michigan corporation law, our articles of incorporation and our bylaws may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace or remove our board of directors. These provisions include:

•	providing for a classified board of directors with staggered terms;

•	requiring super majority stockholder voting to effect certain amendments to our articles of incorporation and bylaws;

•	eliminating the ability of shareholders to call special meetings of shareholders;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings;

•	permitting the board of directors to amend, alter or repeal the bylaws;

•	limiting the ability of shareholders to act by written consent;

•	limiting the ability of shareholders to remove directors; and

•	authorizing of the board of directors to issue, without stockholder approval, shares of one or more series of preferred stock with such terms as the board of directors may determine and shares of our common stock.

Our common stock may be subject to “penny stock” rules, which make it more difficult for you to dispose of your shares.

Our common stock may be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements would make it more difficult to buy or sell our common stock in the open market and therefore reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or increase the size of our credit facility. The sale of additional equity securities would result in additional dilution to our stockholders.

Risks Related to Our Prior Healthcare Management Business

If we are unable to estimate incurred but not reported medical benefits expense accurately, that could affect our reported financial results.

Our medical benefits expense includes estimates of medical claims incurred but not reported (“IBNR”). Together with our internal and consulting actuaries, we estimate our medical cost liabilities using actuarial methods based on historical data adjusted for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors. Actual conditions could, however, differ from those assumed in the estimation process. We continually review and update our estimation methods and the resulting reserves and make adjustments, if necessary, to medical benefits expense when the criteria used to determine IBNR change and when actual claim costs are ultimately determined. Due to the uncertainties associated with the factors used in these assumptions, the actual amount of medical benefits expense that we incur may be materially more than the amount of IBNR originally estimated. If our current or future estimates of IBNR are inadequate, our reported results of operations could be negatively impacted. Our limited ability to estimate IBNR accurately could also affect our ability to take timely corrective actions, exacerbating the extent of any adverse effect on our results.

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

ITEM 2.	PROPERTIES

The principal offices of the Company are located at 300 River Place, Suite 4950, Detroit, Michigan, where it currently leases approximately 3,800 square feet of office space. Pulse leases approximately 9,000 square feet of office and manufacturing space in Concord, California. The Company believes that its current facilities provide sufficient space suitable for all of its activities and that sufficient other space will be available on reasonable terms, if needed.

The Company currently leases approximately 26,200 square feet in Memphis, Tennessee, all of which is subleased relating to its prior operations.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this item is set forth under Note 18 to the consolidated financial statements.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since July 12, 2010, our common stock is quoted under the symbol “UAHC” on the OTCQB Marketplace, which is a market tier for over-the-counter-traded U.S. companies that are registered and reporting with the Securities and Exchange Commission (“SEC”) or a U.S. banking or insurance regulator. The Company’s common stock was previously listed under the symbol “UAHC” on the NASDAQ Capital Market.

The table below sets forth for the common stock the range of the high and low sales prices per share on the NASDAQ Capital Market for each quarter in the past two fiscal years.

	2010 Sales Price		2009 Sales Price
Fiscal Quarter	High	Low	High	Low

First	$1.75	$0.91	$2.01	$1.47
Second	$1.06	$0.85	$1.95	$1.04
Third	$1.40	$0.98	$2.21	$1.30
Fourth	$1.20	$0.55	$1.72	$1.16

As of August 26, 2010, the high and low bid quotations on the OTCQB were $0.30 and $0.27 per share, respectively. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

As of August 26, 2010, there were approximately 105 shareholders of record of the Company. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other persons or entities.

The Company has not paid any cash dividends on its common stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: the recent acquisition of Pulse and its integration into the Company; changes in the medical device and healthcare industry; the wind down of the CMS Medicare contract; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in reports filed with or furnished to the SEC, and in particular those set forth under “Risk Factors” in Part 1 Item 1A in this annual report on Form 10-K. Given such uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

Overview

This section discusses the Company’s results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.

History

From November 1993 to June 2009, the Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008.

From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services (“CMS”). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan. The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company is continuing to wind down the Medicare business and expects to continue to incur costs related to the

Medicare business through December 31, 2010, including labor, claim processing and the differential costs related to Tennessee facility sublease. The costs are expected to be approximate $0.1 million to $0.2 million.

The discontinuance of the TennCare and Medicare contracts have had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows in fiscal 2009 and 2010.

Acquisition of Pulse Systems, LLC

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company’s board of directors on July 7, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded. The Company also assumed Pulse’s term loan to a bank of $4.25 million, after making a payment at closing as discussed below.

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse is only allowed to redeem the preferred units if the Company makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. The Company funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, the Company funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the $750,000 payment to the bank by the Company are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loan are not included in the $9.46 million purchase price listed above.

Pulse Systems currently represents substantially all of the ongoing operations of the Company. However, the operating results of Pulse are only included in the discussion below and the accompanying financial statements since the acquisition date of June 18, 2010. In addition, Pulse’s fiscal year previously ended on December 31; however, effective upon the acquisition, Pulse’s fiscal year will end June 30 (beginning with the Company’s fiscal year ended June 30, 2010).

Review of Consolidated Results of Operations — Fiscal 2010 Compared to Fiscal 2009

Total revenues decreased $12.8 million (77%) to $3.8 million for the fiscal year ended June 30, 2010 compared to $16.7 million for the fiscal year ended June 30, 2009. The decrease in revenue is primarily attributable to discontinuance of the TennCare contract and the wind down of the Medicare contract, offset by $0.3 million in Pulse contract manufacturing service revenue, which represents Pulse revenue for the 12-day period from the date of acquistion.

MA-SNP medical premiums revenues were $3.1 million for the fiscal year ended June 30, 2010 compared to $11.1 million for the fiscal year ended June 30, 2009, all of which related to the Medicare contract. The decrease in medical premiums results from the wind down of the Medicare contract. Also, during fiscal year 2009, the medical premiums included $0.8 million in additional revenue from a CMS retroactive risk premium adjustment.

The retroactive risk premium adjustment for a given year generally occurs during the third quarter of such year. This initial settlement (the “Initial CMS Settlement”) represents the updating of risk scores for the current year based on updated diagnoses from the prior year. CMS then issues a final retroactive risk premium adjustment settlement for that year in the following calendar year (the “Final CMS Settlement”).

The Company was unable to estimate the impact of either of these risk adjustment settlements primarily because of the lack of historical risk-based diagnosis code data and insufficient historical experience regarding risk premium settlement adjustments on which to base a reasonable estimate of future risk premium adjustments and, as such, recorded them upon notification from CMS of such amount. The Initial CMS Settlement related to 2008 claims recorded in fiscal year 2009 was $0.8 million. The Company will record revenue related to 2009 claims, if any, upon notification from CMS.

The net MA-SNP per member per month premium rate, based on an average membership of 231 for the year ended June 30, 2010, was $1,056 for that one-year period. The net MA-SNP per member per month premium rate, based on an average membership of 699 for the year ended June 30, 2009, was $1,598 for that one-year period.

There were no fixed administrative fees for the fiscal year ended June 30, 2010, compared to fixed administrative fees of $4.6 million for the fiscal year ended June 30, 2009. The decrease in fixed administrative fees is principally due to the discontinuance of the TennCare contract.

Variable administrative fees resulting from the modified risk arrangement (MRA) revenue were $0.3 million for the fiscal year ended June 30, 2010 compared to $0.9 million for the fiscal year ended June 30, 2009.

Total expenses were $9.3 million for the fiscal year ended June 30, 2010, compared to $26.1 million for the prior fiscal year, a decrease of $16.7 million (64%). The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses and the legal reserve established in fiscal 2009 of $3.1 million, net of an insurance recovery of $0.2 million resulting from the litigation settlement described in Note 14 “Legal Settlement” in Part IV Financial Statements. The decrease was also offset by costs attributable to Pulse operating results, including costs of good sold of $0.1 million and marketing, general and administrative costs of $0.1 million for the period beginning June 18, 2010 through June 30, 2010.

Medical expenses for MA-SNP were $2.7 million during the fiscal year ended June 30, 2010, a decrease of $7.5 million from $10.2 million during the fiscal year ended June 30, 2009. Medical expenses generally consist of claim payments, pharmacy costs, and estimates of future payments of claims provided for services rendered prior to the end of the reporting period (such estimates of medical claims incurred but not reported are also known as “IBNR”). The IBNR was primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors using accepted actuarial methods. The percentage of such medical expenses to medical premiums revenues for MA-SNP, referred to as the medical loss ratio, was 85.8% for the fiscal year ended June 30, 2010 compared to 90.6% for the fiscal year ended June 30, 2009.

General and administrative expenses were $6.3 million for the fiscal year ended June 30, 2010, as compared with $12.6 million for the prior fiscal year, a decrease of $6.3 million. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the TennCare contract expiration and the expiration of the Medicare contract as well as the legal fees associated with the litigation as described Note 14 “Legal Settlement” in Part IV Financial Statements.

Provision for legal settlement totaled $3.1 million, net of $0.2 million in an insurance recovery for fiscal year ended June 30, 2009. Since 2005, the Company had been a defendant in a lawsuit as described in Note 14 “Legal Settlement” in Part IV Financial Statements.

Depreciation and amortization expense was constant at $0.2 million for the fiscal year ended June 30, 2010 compared to fiscal year ended June 30, 2009.

Loss before income taxes was $5.4 million for the fiscal year ended June 30, 2010 compared to loss before income taxes of $8.7 million for the fiscal year ended June 30, 2009. Such decrease in loss from operations of $3.3 million, or $0.36 per basic share, is principally due to the $3.2 reduction in the legal reserve as the litigation settlement was paid during the first quarter of fiscal 2010.

Income tax benefit was $0 for the fiscal year ended June 30, 2010 compared to a benefit of $5,000 for the prior fiscal year. The Company’s effective tax rate for the fiscal year ended June 30, 2010 differs from the statutory rate due to the change in the valuation allowance. The Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization, as a result of the expiration of the TennCare and the Medicare contracts.

Net loss was $5.4 million, or $(0.66) per basic share, for the fiscal year ended June 30, 2010, compared to net loss of $8.7 million, or $(1.02) per basic share, for the fiscal year ended June 30, 2009, a decrease in the net loss of $3.3 million (38%).

Review of Consolidated Results of Operations — Fiscal 2009 Compared to Fiscal 2008

Total revenues decreased $10.2 million (38%) to $16.7 million for the fiscal year ended June 30, 2009 compared to $26.8 million for the fiscal year ended June 30, 2008. The decrease in revenue is primarily attributable to discontinuance of the TennCare contract.

MA-SNP medical premiums revenues were $11.1 million for the fiscal year ended June 30, 2009 compared to $10.6 million for the fiscal year ended June 30, 2008, under UAHC-TN’s contract with CMS that began January 1, 2007. The increase in medical premiums results from additional revenue from a retroactive claims adjustment of $0.8 million received from CMS in 2009, as discussed below, partially offset by a decrease in the number of SNP members.

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

Variable administrative fees resulting from the MRA revenue were $0.9 million for the fiscal year ended June 30, 2009 compared to $1.7 million for the fiscal year ended June 30, 2008. The $0.9 million in MRA revenue recorded in the second quarter of fiscal year 2009 related to fiscal year 2008.

Total expenses were $26.1 million for the fiscal year ended June 30, 2009, compared to $30.1 million for the prior fiscal year, a decrease of $4.1 million (13%) The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses and the fiscal year 2008 goodwill impairment charge of $3.5 million. The decrease in marketing, general and administrative expenses was offset by increased legal expenses and a legal reserve established of $3.1 million, net of an insurance recovery of $0.2 million resulting from the litigation settlement described in Note 14 “Legal Settlement” in Part IV Financial Statements.

Medical expenses for MA-SNP were $10.2 million during the fiscal year ended June 30, 2009, an increase of $0.6 million from $9.6 million during the fiscal year ended June 30, 2008. The medical loss ratio, was 90.6% for the fiscal year ended June 30, 2009 compared to 87.8% for the fiscal year ended June 30, 2008.

General and administrative expenses were $12.6 million for the fiscal year ended June 30, 2009, as compared with $16.9 million for the prior fiscal year, a decrease of $4.3 million. The decrease was principally due to reductions in labor costs, adminstrative costs and professional services expenses resulting from the TennCare contract expiration partially offset by severance and labor related expenses and the legal fees associated with the litigation as described in Note 14 “Legal Settlement” in Part IV Financial Statements.

Provision for legal settlement totaled $3.1 million, net of $0.2 million in insurance recovery for fiscal year ended June 30, 2009. There was no provision for legal settlement recorded for fiscal year ended June 30, 2008, as the amount was not determinable at the end of fiscal year ended June 30, 2008. Subsequent to June 30, 2009, the lawsuit was settled for $3.3 million and will be offset by insurance recovery of $0.2 million.

Depreciation and amortization expense decreased slightly to $0.1 million for the fiscal year ended June 30, 2009 compared to $0.2 million for the fiscal year ended June 30, 2008. The decrease results from the sale of fixed assets.

Loss before income taxes was $8.7 million for the fiscal year ended June 30, 2009 compared to loss before income taxes of $1.9 million for the fiscal year ended June 30, 2008. Such increase in loss from operations of $6.8 million, or $(0.79) per basic share, is principally due to reduction in revenue resulting from the expiration of the TennCare contract and the increase in legal expenses associated with litigation and the reserve established for the legal settlement.

Income tax benefit was $5,000 for the fiscal year ended June 30, 2009 compared to expense of $2.1 million for the prior fiscal year. The Company’s effective tax rate for the fiscal year ended June 30, 2009 differs from the statutory rate. This difference was primarily due to the change in the valuation allowance. The Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization as a result of the expiration of the TennCare contract and pending expiration of the Medicare contract.

Net loss was $8.7 million, or $(1.02) per basic share, for the fiscal year ended June 30, 2009, compared to net loss of $4.0 million, or $(0.47) per basic share, for the fiscal year ended June 30, 2008, an increase in the net loss of $4.7 million (115%).

Liquidity and Capital Resources

Capital resources, which for us is primarily cash from operations and Pulse debt facility are required to maintain our current operations and fund planned capital spending and other commitments and contingencies. The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control wind down costs related to the Medicare contract, and controlling corporate overhead costs. On the basis of the matters discussed above, management believes at this time that the Company has the sufficient cash to adequately support its financial requirements through the next twelve months. To the extent we need to refinance debt obligations, or fund major capital improvements or acquisitions, we may need to access the capital markets. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at present interest rate and other terms.

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse. The Company also assumed Pulse’s outstanding term loan. See “— Acquisition of Pulse Systems, LLC” above for additional discussion.

At June 30, 2010, the Company had (i) cash and cash equivalents and short-term marketable securities of $3.5 million, compared to $17.6 million at June 30, 2009; (ii) negative working capital of ($1.0) million, compared to working capital of $12.2 million at June 30, 2009; and (iii) a current assets-to-current liabilities ratio of 0.89 to 1, compared to 2.72 to 1 at June 30, 2009.

Net cash used in operating activities was $9.7 million in fiscal 2010 compared to net cash used in operating activities of $6.2 million in fiscal 2009. Cash used in operations is primarily due to decreased revenue and income, resulting from the expiration of the TennCare and Medicare contracts. Excluding the impact of the Pulse acquisition, total receivables decreased by $1.3 million at June 30, 2010 compared to June 30, 2009, primarily due to the decrease in operating activity associated with the expiration of the TennCare contract, the $0.2 million in insurance recovery receivable related to the legal settlement and $0.8 million related to the CMS retroactive risk premium adjustment, offset by a $27,000 increase resulting from changes in Pulse net trade receivables. Medical claims payable decreased by $2.1 million at June 30, 2010 compared to June 30, 2009. The decrease is primarily due to wind-down of the Medicare contract. Accounts payable and accrued expenses decreased by $0.8 million at

June 30, 2010 compared to June 30, 2009, principally due to the decrease in operating activity associated with the expiration of the TennCare contract, which was offset by increased legal fees related to litigation. The reserve for legal settlement decreased by $3.3 million resulting from the litigation described in Note 14 “Legal Settlement” in Part IV Financial Statements.

Cash provided by investing activities of $0.3 million was primarily impacted by cash consideration paid in the Pulse acquisition of $5.6 million, net of cash acquired. Cash proceeds from the maturity of marketable securities of $9.2 million was offset by cash purchases of maturity securities of $3.3 million.

Net cash used in financing activities was $0.3 million and resulted from notes payable payments made to the bank. Cash used in financing activities of $1.0 million during fiscal year 2009 was due to a share repurchase program. On November 25, 2008, the Company’s board of directors approved the share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. In 2009, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370. No shares were repurchased in fiscal 2010. Effective, November 13, 2009, the board of directors discontinued the share repurchase program. As of such date, the Company had repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program.

The net decrease in total cash flow was $9.6 million for the fiscal year ended June 30, 2010, compared to a net increase in cash flow of $2.4 million for the prior fiscal year.

The Company’s wholly owned subsidiary, UAHC-TN, had a required minimum net worth requirement using statutory accounting practices of $1.5 million at June 30, 2010. UAHC-TN had excess statutory net worth of approximately $2.4 million at June 30, 2010. The net worth and depository requirement was in effect through June 30, 2010. At such time, UAHC-TN, must continue to maintain a depository requirements of at least $0.9 million as statutory reserves for its ongoing Medicare operations.

Source of Liquidity

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of the closing, and a $5.0 million term loan, with a remaining balance of $3.98 million as of June 30, 2010. The revolving loan matures June 30, 2011 and bears interest at prime plus 4% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 3%) plus 4%. The term loan interest rate is 9.75%. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. In connection with the acquisition and the execution of the Second Amendment to the Loan and Security Agreement (the “Amendment”), the lender waived the existing defaults under the Loan Agreement arising from Pulse System’s failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of December 31, 2009 and March 31, 2010, (b) the Funded Debt to Adjusted EBITDA covenant (as defined therein) as of March 31, 2010, (c) the Fixed Charge Coverage Ratio (as defined therein) as of December 31, 2009 and March 31, 2010, and (d) to timely deliver audited financial statements for the fiscal year ended December 31, 2009. In addition, the Amendment modified the definition of Adjusted EBITDA, to among other things, add $750,000 to the calculation to reflect the $750,000 contribution to capital made by UAHC to Pulse Systems at closing which was applied to reduce the amount of Pulse System’s debt.

In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the “Pledge Agreement”). The Pledge Agreement restricts the ability of UAHC to incur additional indebtedness, other than the Seller Note and up to $1.0 million of unsecured working capital financing. The Pledge Agreement also generally restricts the payments of dividends or distributions on, and redemptions of, UAHC common stock, except as permitted under the Standstill Agreement, as amended.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the Report of the Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report in Item 15 at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

On June 18, 2010, the Company acquired Pulse Systems, LLC. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010 Pulse’s internal control over financial reporting associated with total assets of $15.8 million and total liabilities of $5.1 million included in the consolidated balance sheet at June 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on such assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2010 based on those criteria.

On June 18, 2010, the Company acquired Pulse Systems, LLC. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010 Pulse’s internal control over financial reporting associated with total assets of $15.8 million (approximately 78% of total consolidated assets at June 30, 2010) and total liabilities of $5.1 million (approximately 47% of total consolidated liabilities at June 30, 2010) that are included in the consolidated balance sheet at June 30, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in our proxy statement to be filed with respect to the annual meeting of stockholders to be held on September 30, 2010, and at any adjournment or postponement thereof (the “Proxy Statement”), all of which is incorporated herein by reference: “Proposal 1 — Election of Directors,” “Appendix A — Information Concerning Participants in the Company’s Solicitation of Proxies,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Executive Compensation Tables,” and “Proposal 1 — Election of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Additional Information — Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the following captions in our Proxy Statement, all of which is incorporated herein by reference: “Related Person Transactions” and “Proposal 1 — Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under the following caption in our Proxy Statement, all of which is incorporated herein by reference: “Additional Finance and Audit Committee Disclosure.”

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

UNITED AMERICAN HEALTHCARE
CORPORATION (Registrant)

By:	/s/ William C. Brooks
William C. Brooks
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each as of September 8, 2010.

Signature	Capacity

/s/ TOM A. GOSS Tom A. Goss	Chairman

/s/ WILLIAM C. BROOKS William C. Brooks	President and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM L. DENNIS William L. Dennis	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ EMMETT S. MOTEN, JR. Emmett S. Moten, Jr.	Secretary and Director

/s/ STEPHEN D. HARRIS Stephen D. Harris	Director

/s/ RICHARD M. BROWN, D.O. Richard M. Brown, D.O.	Director

/s/ DARREL W. FRANCIS Darrel W. Francis	Director

/s/ RONALD E. HALL, SR. Ronald E. Hall, Sr.	Director

Report of Independent Registered Public Accounting Firm

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Southfield, Michigan
September 8, 2010

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$3,458	$13,100
Marketable securities	—	4,475
Accounts receivable, net	954	1,458
Inventories	209	—
Prepaid expenses and other	281	215

Total current assets	4,902	19,248
Property and equipment, net	895	134
Marketable securities — restricted	900	2,370
Goodwill	9,983	—
Other intangibles, net	3,432	—
Other assets	486	486

Total assets	$20,598	$22,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Long term debt, current portion and net of discount	$2,710	$—
Accounts payable	675	909
Accrued expenses	745	707
Accrued purchase price	1,255	—
Redeemable preferred member units at Pulse, current portion and net of discount	393	—
Medical claims payable	84	2,160
Reserve for legal settlement	—	3,250
Other current liabilities	40	57

Total current liabilities	5,902	7,083
Long-term debt, less current portion	2,923	—
Redeemable preferred member units of Pulse, net of discount and current portion	1,457	—
Capital lease obligation	204	—
Interest rate swap obligation	95	—

Total liabilities	10,581	7,083
Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 8,164,117 and 8,137,903 shares issued and outstanding at June 30, 2010 and 2009, respectively	17,711	17,684
Additional paid-in capital — stock options	1,703	1,480
Additional paid-in capital — warrants	444	444
Accumulated deficit	(9,838)	(4,444)
Accumulated other comprehensive loss, net of tax	(3)	(9)

Total shareholders’ equity	10,017	15,155

Total liabilities and shareholders’ equity	$20,598	$22,238

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2010	2009	2008
	(In thousands, except per share data)

Revenues
Medical premiums	$3,130	$11,116	$10,596
Variable administrative fees	345	944	1,718
Contract manufacturing services	343	—	—
Fixed administrative fees	—	4,599	14,519

Total revenues	3,818	16,659	26,833
Expenses
Medical services	2,688	10,181	9,550
Costs of contract manufacturing services	136	—	—
Marketing, general and administrative	6,322	12,593	16,897
Depreciation and amortization	168	183	211
Provision for legal settlement	—	3,100	—
Goodwill impairment	—	—	3,452

Total expenses	9,314	26,057	30,110

Operating loss	(5,496)	(9,398)	(3,277)
Interest and other income, net	102	688	1,375

Loss before income taxes	(5,394)	(8,710)	(1,902)
Income tax expense (benefit)	—	(5)	2,140

Net loss	$(5,394)	$(8,705)	$(4,042)

Net loss per common share — basic and diluted
Net loss per common share	$(0.66)	$(1.02)	$(0.47)

Weighted average shares outstanding	8,147	8,532	8,666

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS

			Additional	Additional	Retained	Accum.
			Paid-In	Paid-In	Earnings	Other	Total
	Common Stock		Capital-	Capital-	(Accum.)	Comprehensive	Shareholders’
	Shares	Amount	Stock	Warrants	Deficit)	Income (loss)	Equity
	(In thousands)

Balance at June 30, 2007	8,588	$18,327	$607	$444	$8,303	$(40)	$27,641
Issuance of common stock	146	231	—	—	—	—	231
Stock option expense	—	—	546	—	—	—	546
Comprehensive income:
Net loss	—	—	—	—	(4,042)	—	(4,042)
Unrealized loss on marketable securities	—	—	—	—	—	(37)	(37)

Total comprehensive loss							(4,079)

Balance at June 30, 2008	8,734	$18,558	$1,153	$444	$4,261	$(77)	$24,339

Repurchase and retirement of common stock	(671)	(982)	—	—	—	—	(982)
Issuance of common stock	75	108	—	—	—	—	108
Stock option expense	—	—	327	—	—	—	327
Comprehensive income:
Net loss	—	—	—	—	(8,705)	—	(8,705)
Unrealized gain on marketable securities	—	—	—	—	—	68	68

Total comprehensive loss							(8,637)

Balance at June 30, 2009	8,138	$17,684	$1,480	$444	$(4,444)	$(9)	$15,155

Issuance of common stock	26	27	—	—	—	—	27
Stock option expense	—	—	223				223
Comprehensive income:
Net loss	—	—	—	—	(5,394)	—	(5,394)
Unrealized gain on marketable securities	—	—	—	—	—	6	6

Total comprehensive loss							(5,388)

Balance at June 30, 2010	8,164	$17,711	$1,703	$444	$(9,838)	$(3)	$10,017

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009	2008
	(In thousands)

Operating Activities
Net loss	$(5,394)	$(8,705)	$(4,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock option expense	223	327	546
Depreciation and amortization	168	183	211
Director stock compensation	27	108	108
Change in fair value of interest rate swap	11	—	—
Asset write off	—	421	—
Goodwill impairment	—	—	3,452
Loss on disposal of assets	—	137	—
Deferred income taxes	—	—	1,950
Changes in assets and liabilities
Accounts receivable and other receivables	1,388	560	470
Inventories	33	—	—
Prepaid expenses and other	1	184	212
Medical claims payable	(2,076)	(403)	1,987
Accounts payable and accrued expenses	(757)	(1,006)	(1,416)
Reserve for legal settlement	(3,250)	3,250	—
Unearned revenue	—	—	(279)
Restricted assets	—	—	2,300
Other current liabilities	(91)	(1,216)	39

Net cash provided by (used in) operating activities	(9,717)	(6,160)	5,538

Investing Activities
Purchase of marketable securities	(3,275)	(29,212)	(17,049)
Proceeds from sale of marketable securities	9,226	38,723	13,495
Acquisition of Pulse Systems, LLC, net of cash acquired	(5,613)	—	—
Proceeds from the sale of property and equipment	—	23	—
Purchase of property and equipment	3	(5)	(326)

Net cash provided by (used in) investing activities	341	9,529	(3,880)

Financing Activities
Payments of long-term debt	(266)	—	—
Proceeds from exercise of stock options	—	—	123
Purchase and retirement of common stock	—	(982)	—

Net cash provided by (used in) financing activities	(266)	(982)	123

Net increase (decrease) in cash and cash equivalents	(9,642)	2,387	1,781
Cash and cash equivalents at beginning of year	13,100	10,713	8,932

Cash and cash equivalents at end of year	$3,458	$13,100	$10,713

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$152	$20
Interest paid	$45	$—	$—

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2010, 2009 and 2008

NOTE 1 —	DESCRIPTION OF BUSINESS

United American Healthcare Corporation (the “Company” or “UAHC”) was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985.

From November 1993 to June 2009, the Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008.

From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services (“CMS”). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan. The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company is continuing to wind down the Medicare business and expects to continue to incur costs related to the Medicare business through December 31,2010, including labor, claim processing and the differential costs related to Tennessee facility sublease.

As a result of an in-depth strategic review, on June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as “Pulse Systems” or “Pulse” or “Pulse Sellers”) for consideration with a fair value of $9.0 million, net of cash acquired and subject to certain purchase price adjustments. With the acquisition of Pulse Systems, LLC, on June 18, 2010 UAHC now provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Priniciples” (“GAAP”), which establishes the ASC as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its consolidated financial statements for the year ended June 30, 2010. The adoption of ASC 105 did not impact the Company’s financial position or results of operations. The accompanying consolidated financial statements of the Company have been prepared in conformity with GAAP.

a. Principles of Consolidation.  The consolidated financial statements include the accounts of United American Healthcare Corporation, its wholly owned subsidiary, United American of Tennessee, Inc. (“UA-TN”) and its wholly owned subsidiary Pulse Systems, LLC. UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) (“UAHC-TN”) is a wholly owned subsidiary of UA-TN. All significant intercompany transactions and balances have been eliminated in consolidation.

b. Use of Estimates.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant. The most significant estimates that are

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

susceptible to change in the near term relate to the determination of medical claims payable and the final allocation of the purchase price for Pulse Systems to the assets acquired and liabilities assumed.

c. Cash and Cash Equivalents.  The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

d. Marketable Securities.  Investments in marketable securities are considered “available for sale” securities and are primarily comprised of certificates of deposit, U.S. Treasury notes, and debt issues of municipalities. Marketable securities are carried at fair value based upon published quotations of the underlying securities, and certificates of deposit at cost, which approximates fair value. Marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, are not reasonably expected to be used in the normal operating cycle of the Company and are classified as non-current. All other securities are classified as current.

Interest and dividend income is recognized when earned. Realized gains and losses on investments in marketable securities are included in other income and are derived using the specific identification method for determining the cost of the securities sold. Unrealized gains and losses on marketable securities are reported as a separate component of shareholders’ equity, net of income taxes.

A summary of marketable securities as of June 30, 2010 and 2009 is as follows (in thousands):

	2010	2009

Current:
Certificates of deposit	$—	$4,475
Noncurrent:
U.S. government obligations	900	2,370

	$900	$6,845

e. Accounts Receivable.  Receivables at June 30, 2010 and 2009 consist of the following (in thousands):

	2010	2009

Trade receivables, net of allowance for doubtful accounts	$910	$—
Retroactive adjustments for Medicare revenue	—	834
Insurance recovery	—	425
Pharmacy rebate	25	118
Other	19	81

Total accounts receivable	$954	$1,458

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The Company determines the allowance for doubtful accounts by identifying trouble accounts and by using historical experience applied to an aging of accounts. The Company also determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $42,000 and $0 as of June 30, 2010 and 2009, respectively.

f. Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

equipment are as follows: furniture and fixtures — 5 years; equipment — 7 years; and computer software — 3 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life. The Company uses accelerated methods for income tax purposes.

g. Goodwill.  Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.

As a result of the acquisition of Pulse, the Company recorded Goodwill of $10.4 million. At June 30, 2010, goodwill was adjusted to $10.0 million to reflect the change in fair value of common stock payable at June 30, 2010. See Note 7 below for additional discussion of the Pulse transaction. The roll forward of goodwill is as follows (in thousands):

				Contract
	Management		HMO &	Manufacturing
	Companies(1)		Managed Plan(2)	Services (Pulse)(3)

July 1, 2007 balance		$—	$3,452	$—
2008 additions		—	—	—
2008 impairment		—	—	—

June 30, 2008 balance	$		$3,452	$—
2009 additions		—	—	—
2009 impairment		—	(3,452)	—

June 30, 2009 balance	$		$—	$—
2010 additions		—	—	9,983
2010 impairment		—	—	—

June 30, 2010 balance		$—	$—	$9,983

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

(2)	HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

(3)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

In 2008, management assessed the remaining carrying amount of previously recorded goodwill of $3.5 million and determined that such amount was impaired in accordance with GAAP, as a result of the TennCare contract termination as further discussed in Note 13 below. Accordingly, goodwill impairment was recorded for $3.5 million during the fiscal year ended June 30, 2008. There was no goodwill impairment charges recorded during fiscal years 2010 or 2009.

h. Long-Lived Assets.  Long-lived assets are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are not impaired.

i. Medical Claims Payable.  The Company provides for medical claims incurred but not reported (“IBNR”) for its Medicare Advantage members and the cost of adjudicating claims primarily based on medical cost estimates from historical data provided by the CMS and emerging medical claims experience together with current factors using accepted actuarial methods. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Under TennCare’s administrative services only (“ASO”) arrangement, fixed administrative fee revenues were recognized in the period the related services are performed. In accordance with GAAP, when applicable, the Company’s revenue recognition policy has been adjusted to reflect ASO revenue in which UAHC-TN assumed no risk for medical claims. Variable administrative fee revenues are recognized in the period in which UAHC-TN is notified thereof by TennCare. See Note 13 for further discussion of TennCare and Medicare revenue.

Contract manufacturing service revenue is recognized when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable, which generally occurs at shipment.

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

n. Earnings (Loss) Per Share.  Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options and warrants. For the years ended June 30, 2010, 2009 and 2008, the Company had outstanding stock options and warrants which were not included in the computation of loss per share because the shares would be anti-dilutive due to the net loss each period. In connection with the Pulse acquisition, the Company issued 1,608,039 shares of UAHC common stock subsequent to year end. See Note 7 for additional information.

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

p. Inventories.  Inventories are valued at the lower of cost, on a first-in, first- out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inventories consist of the following at June 30, 2010 and 2009, (in thousands):

	2010	2009

Raw materials	$61	$—
Work in process	146	—
Finished goods	2	—

Inventory	$209	$—

q. Other Intangibles.  Intangibles assets are amortized over their estimated useful lives using the straight-line method.

The following is a summary of intangible assets subject to amortization as of June 30, 2010 and 2009 (in thousands)

	2010	2009

Customer list	$3,027	$—
Backlog	429	—

Total intangibles assets	3,456	—
Less: accumulated amortization	(24)	—

Intangible assets, net	$3,432	$—

The backlog is amortized over a six month period and the customer list is amortized over seven years. Amortization expense was $24,000 for fiscal year 2010. There was no amortization expense in 2009 and 2008. Amortization expense for the next five years is as follows (in thousands):

2011	$837
2012	432
2013	432
2014	432
2015 and beyond	1,299

$3,432

r. Shipping and handling.  Shipping and handling costs are included in cost of goods sold.

s. Reclassifications.  Certain items in the prior periods consolidated financial statements, such as receivables and certain accrued expenses have been reclassified to conform to the June 30, 2010 presentation.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 3 —	FAIR VALUE

To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 30, 2010 and 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

2010
Assets
Marketable Securities- long-term	$900	$—	$—	$900
Liabilities
Accrued purchase price	$1,045	$—	$—	$1,045
Interest rate swap	$—	$95	$—	$95
2009
Assets
Marketable Securities-short-term	$4,475	$—	$—	$4,475
Marketable Securities- long-term	$2,370	$—	$—	$2,370
Liabilities	$—	$—	$—	$—

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable. As interest rates changes, the differential paid or received is recognized in interest expense for the period. In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period. The fair value of the interest rate swap was determined to be $95,000 using valuation models rather than actual quotes. The fixed interest rate of the interest rate swap is 4.78%. The Company has not designated these interest rate swaps for hedge accounting.

As of June 30, 2010, the aggregate notional amount of the swap agreements was $4.5 million, which will mature on March 31, 2014. The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year. The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements. The interest rate swaps are classified within level 2 of the fair market measurements.

The amount of total gains for the period included in other comprehensive income attributable to the change in unrealized gains related to assets still held at June 30, 2010 was $6,000. The total loss included in earnings for the year ended June 30, 2010 related to the interest rate swap was $11,000.

NOTE 4 —	CONCENTRATION OF RISK

During the year ended June 30, 2010, 2009 and 2008, approximately 82%, 67% and 39%, respectively of the Company’s revenues were derived from one customer, CMS. In addition, during the years ended June 30, 2010, 2009 and 2008, approximately 9%, 33% and 61%, respectively, of the Company’s revenues were derived from another customer, TennCare. As discussed in Note 13 below, the non-renewal of the contract with TennCare and the discontinuance of the Medicare contract had a material effect on the operating results of the Company.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits. Management has deemed this as a normal business risk.

NOTE 5 —	PROPERTY AND EQUIPMENT, NET

Property and equipment at each June 30 consists of the following (in thousands):

	2010	2009

Furniture and fixtures	$420	$15
Machinery and Equipment	828	372
Computer software	126	84

	1,374	471
Less accumulated depreciation and amortization	(479)	(337)

	$895	$134

NOTE 6 —	MEDICAL CLAIMS PAYABLE

The Company has recorded a liability of $0.1 million and $2.2 million at June 30, 2010 and 2009, respectively, for unpaid medical claims incurred by former enrollees. The medical claims liability incurred through June 30, 2010 represents the liability for services that have been performed by providers for the Company’s Medicare Advantage members. Included in the incurred expense related to the current year are medical claims reported to UAHC-TN as well as claims that have been incurred but not yet reported to it, or “IBNR”. The IBNR component is primarily based on medical cost estimates from historical data provided by CMS and emerging medical claims experience together with current factors. The IBNR reserve estimated at June 30, 2010 and 2009 was derived by an independent actuarial analysis. Each period, the Company re-examines the previously established medical claims liability estimates based on actual claim submissions and other relevant changes in facts and circumstances. As the liability estimates recorded in prior periods become more exact, the Company will increase or decrease the amount of the estimates, and include the changes in medical expenses in the period in which the change is identified. The ultimate settlement of medical claims may vary from the estimated amounts reported at June 30, 2010 and 2009, and the difference could be material.

The following table provides a reconciliation of the unpaid claims as of June 30, 2010 and 2009 (in thousands):

	2010	2009

Balance at beginning of fiscal year	$2,160	$2,563

Incurred claims related to current fiscal year and adjustments to previously reported amounts	1,947	7,819
Less:
Paid claims related to current fiscal year	2,257	6,095
Paid claims related to prior fiscal years	1,766	2,127

Total paid claims	4,023	8,222

Balance at end of fiscal year	$84	$2,160

The current year incurred claims was adjusted for a reduction in the actuarial valuation of IBNR.

NOTE 7 —	ACQUISITION

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company’s board of directors on July 7, 2010 and, therefore, were revalued at June 30, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, which has been recorded as accrued purchase price, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded. The Company also assumed Pulse’s term loan to a bank of $4.25 million, after making a payment at closing as discussed below.

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse is only allowed to redeem the preferred units if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loans are not included in the $9.46 million purchase price listed above.

On the date of acquisition, the Company recorded goodwill of $10.4 million. At June 30, 2010, goodwill was adjusted to $10.0 million to reflect the change in fair value of common stock payable to the seller at June 30, 2010. Goodwill will not be amortized and will be tested for impairment quarterly or as circumstances require. It has not been determined if tax elections will be made that would permit the Company to amortize such goodwill for tax purposes.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The allocation of the purchase price is preliminary as management has not completed its valuation of all assets acquired, primarily related to long-lived tangible and intangible assets. As a result, the Company has recognized estimated fair value amounts as of the acquisition date. A summary of the preliminary purchase price allocation for the acquisition of the Company is as follows (in thousands):

Cash	$287
Accounts receivable	884
Inventories	242
Other current assets	67
Property and equipment	902
Amortizable intangible assets	3,456
Goodwill	10,433

Total assets acquired	$16,271

Accounts payable	$215
Accrued expenses	321
Notes payable	4,250
Capital lease obligation	296
Interest rate swap	85
Redeemable preferred member units	1,850

Total liabilities assumed	7,017

Net assets acquired	$9,254

The fair value of the consideration paid for the acquisition of the net assets was as follows (in thousands):

Cash at closing	$5,900
Note payable	1,649
UAHC common stock	1,495
Obligation for estimated purchase price adjustment	210

Total consideration	$9,254

The obligation for estimated purchase price adjustment and the common stock payable to Pulse shareholders are reflected as accrued purchase price in the consolidated balance sheet at June 30, 2010.

The financial information in the table below summarizes the combined results of operations of UAHC and Pulse, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of UAHC and Pulse. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments.

	2010	2009

Revenues	$11,190	$27,457
Net loss	$(5,125)	$(8,305)

NOTE 8 —	INCOME TAXES

The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of June 30,

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2010 and 2009. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2010. The Company has no interest or penalties relating to income taxes recognized in the consolidated statement of operations for the years ended June 30, 2010, 2009 and 2008, or in the consolidated balance sheet as of June 30, 2010 and 2009. The Company’s tax returns for fiscal 2006 and later remain subject to examination by the Internal Revenue Service and the respective states.

The components of income tax expense (benefit) for each year ended June 30 are as follows (in thousands):

	2010	2009	2008

Income taxes:
Current expense (benefit)	$—	$(5)	$190
Deferred expense (benefit)	(1,832)	(3,001)	517
Change in valuation allowance	1,832	3,001	1,433

	$—	$(5)	$2,140

A reconciliation of the provision for income taxes for each year ended June 30 is as follows (in thousands):

	2010	2009	2008

Income tax benefit at the statutory tax rate	$(1,834)	$(2,962)	$(647)
State and city income tax, net of federal effect	—	(43)	136
Permanent differences	1	7	1,186
Change in valuation allowance	1,832	3,001	1,433
Other, net	1	(8)	32

	$—	$(5)	$2,140

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result of the TennCare contract termination and losses in recent years, management believes that the realization of deferred tax assets does not meet the more likely than not threshold for recognition.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Components of the Company’s deferred tax assets and liabilities at each year ended June 30 are as follows (in thousands):

	2010	2009

Deferred tax assets:
Accrued compensation	$39	$79
Net operating loss carryforward of consolidated losses	7,636	4,024
Capital loss carryforward	1,360	1,360
Alternative minimum tax credit carryforward	735	735
Property and equipment	1	—
Medical claims payable	75	963
Reserve for legal settlement	—	1,054
Stock based compensation	572	496
Other	106	—

Total deferred tax assets	10,524	8,711
Deferred tax liabilities — property and equipment	—	(19)

Net deferred tax asset	10,524	8,692
Valuation allowance	(10,524)	(8,692)

Net deferred taxes	$—	$—

As of June 30, 2010, the net operating loss carryforward for federal income tax purposes was approximately $23 million and expire beginning 2022.

NOTE 9 —	SHARE REPURCHASE PROGRAM

On November 25, 2008, the Company’s board of directors approved a share repurchase program, authorizing the Company to repurchase up to $1.0 million of the Company’s outstanding common stock. The program allowed for the Company’s shares to be purchased at prevailing prices from time to time at the discretion of management and in accordance with applicable federal securities laws. In 2009, the Company repurchased a total of 670,795 shares at an average price of $1.46 per share under the share repurchase program for a total of $981,370. No shares were repurchased in fiscal 2010. Effective, November 13, 2009, the board of directors discontinued the share repurchase program.

NOTE 10 —	BENEFIT, OPTION PLANS AND WARRANTS

The Company offers a 401(k) retirement and savings plan that covers substantially all of its Michigan and Tennessee employees. Effective and since April 1, 2001, the Company has matched 50% of an employee’s contribution up to 4% of the employee’s salary under this plan. The Company also offers a 401(k) retirement and savings plan that covers substantially all of its Pulse employees. Under this plan, the Company matches 100% of an employee’s contribution up to 3% of the employee’s salary, then 50% of an employee’s contribution on the next 2% of the employee’s salary. Expenses related to the 401(k) plans were $19,783, $46,294 and $81,190 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan (“ESPP”), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price, which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. There were no employee contributions for each of the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Information regarding the stock options outstanding at June 30, 2010, 2009 and 2008, are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Number of	Weighted
		Average	Contractual	Shares	Average Exercise
	Shares	Exercise Price	Life	Exercisable	Price

Options outstanding at June 30, 2007	1,014	$3.40	6.18 years	754	$3.20
Granted	200	1.94	9.64 years	4	2.85
Vested	—	—		123	3.05
Exercised	(102)	1.18	—	(102)	1.18
Expired	—	—	—	—	—
Forfeited	(10)	2.95	—	—	—

Options outstanding at June 30, 2008	1,102	$3.35	6.46 years	779	$3.06
Granted	25	1.43	9.42 years	4	1.43
Vested	—	—	—	104	2.93
Exercised	—	—	—	—	—
Expired	(75)	1.63	—	(75)	1.63
Forfeited	(75)	2.90	—	(27)	3.18

Options outstanding at June 30, 2009	977	$3.46	5.87 years	785	$3.77
Granted	—	—	—	—	—
Vested	—	—	—	101	2.61
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Forfeited	(64)	1.83	—	(55)	1.86

Options outstanding at June 30, 2010	913	$3.58	4.86 years	831	$3.76

The aggregate intrinsic value of options outstanding as of June 30, 2010 was $0. The aggregate intrinsic value of options exercisable as of June 30, 2010 was $0. Options for 303,792 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2010.

In accordance with GAAP, the Company records compensation cost relating to share-based payment transactions in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $0.2 million, $0.3 million and $0.5 million for fiscal 2010, 2009 and 2008, respectively.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2009 and 2008, depending on the date of issuance:

Dividend yield	0%
Expected volatility	29% to 66%
Risk free interest rate	3.44% to 4.81%
Expected life	5.0 to 10.0 years

The options have terms ranging from 5.0 to 10.0 years and typically vest quarterly over 3 years. Through March 2012, total compensation expense to be recognized is expected to be $0.1 million related to these options. The weighted average grant-date fair value of options granted was $1.86 in fiscal 2009 and $1.54 in fiscal 2008. The total intrinsic value of options exercised was $186,406 in fiscal 2008. The intrinsic values were determined as of the date of exercise. There were no grants in fiscal 2010, and there were no exercises in fiscal 2009 or 2010.

There are warrants also outstanding to purchase 99,999 shares of the Company’s stock at an exercise price of $8.50 per share and 50,000 shares with an exercise price of $9.01. All of these warrants expire in December 2011.

NOTE 11 —	NOTES PAYABLE

The Company’s long-term borrowings consist of the following at June 30, 2010 (in thousands):

Notes payable to bank	$3,984
Notes payable to former common shareholders of Pulse, net of discount of $0.1 million	1,649

Total debt	5,633
Less: current portion	(2,710)

Total long-term debt	$2,923

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of the closing or as of June 30, 2010, and a $5.0 million term loan, with a remaining balance of $4.25 million as of the closing and $3.98 million as of June 30, 2010. The revolving loan matures June 30, 2011 and bears interest at prime plus 4% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 3%) plus 4%. The term loan interest is payable monthly and is calculated based on a LIBOR base rate plus an applicable margin, with $265,625 quarterly principal payments due through March 2014. The term loan effective interest rate is 9.75% as of June 30, 2010. Total interest expense recorded in the consolidated statement of operations was $15,000. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. In connection with the acquisition and the execution of the Second Amendment to the Loan and Security Agreement (the “Amendment”), the lender waived the existing defaults under the Loan Agreement arising from Pulse Systems’ failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of December 31, 2009 and March 31, 2010, (b) the Funded Debt to Adjusted EBITDA covenant (as defined therein) as of March 31, 2010, (c) the Fixed Charge Coverage Ratio (as defined therein) as of December 31, 2009 and March 31, 2010, and (d) to timely deliver audited financial statements for the fiscal year ended December 31, 2009. In addition, the Amendment modified the definition of Adjusted EBITDA, to among other things, add $750,000 to the calculation to reflect the $750,000 contribution to capital made by UAHC to Pulse Systems at closing which was applied to reduce the amount of Pulse Systems’ debt.

In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the “Pledge Agreement”). The Pledge Agreement restricts the ability of UAHC to incur additional indebtedness, other than the Seller Note and up to $1.0 million of unsecured working capital financing. The Pledge Agreement also generally restricts the payments of

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

dividends or distributions on, and redemptions of, UAHC common stock, except as permitted under the Standstill Agreement, as amended. See Note 18 for additional discussion of the Standstill agreement.

The Company also has a promissory note in the principal amount of $1.75 million made in favor of the Sellers with a stated amount of $1.75 million payable on January 2, 2011. The recorded amount of the promissory note at June 30, 2010 was $1.6 million calculated using a discount rate of 12%. The promissory note is non-interest bearing and secured by a pledge of the common units of Pulse Systems acquired by UAHC. The Sellers’ security interest in the common units of Pulse Systems is subordinate to that of Fifth Third. Approximately, $1.2 million of the notes payable is allocable to Chicago Venture Partners, L.P. Chicago Venture Partners, L.P. is 64.8% owned by of John Fife, a related party, who has 13.8% beneficial ownership in UAHC.

Schedule maturities of the long- term notes payable as of June 30, 2010 are as follows (in thousands):

Fiscal 2011	$2,710
Fiscal 2012	1,063
Fiscal 2013	1,063
Fiscal 2014	797

Total	5,633
Less: current portion	2,710

$2,923

NOTE 12 —	LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through December 2010. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance. As a result of the TennCare Contract expiration and the Medicare contract expiration, the Company has subleased the Memphis, Tennessee facility. See Note 13 for further discussion.

Rent expense for the years ended June 30, 2010, 2009 and 2008, totaled $0.1 million, $0.4 million and $0.3 million, respectively. Based on the current commitments, the Company will incur rent of $0.1 million for fiscal year 2011. These commitments are net of sublease income of $0.2 million for 2011.

The Company leases equipment under various noncancelable capital leases which expire at various dates through July 2013. Lease payments totaling $9,600 are payable monthly and include interest at approximately 8 percent to 9 percent. The leases are collateralized by the underlying assets. Minimum future lease payments under the capital lease as of June 30, 2010 are as follows (in thousands):

Fiscal 2011	$92
Fiscal 2012	101
Fiscal 2013	96
Fiscal 2014	7

Total	296
Less: current portion	(92)

$204

NOTE 13 —	TENNESSEE OPERATIONS

UAHC-TN was for many consecutive years a managed care organization in the TennCare program. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

services as a TennCare contractor when its TennCare contract expired. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008.

From January 2007 to December 2009, UAHC-TN served as a Medicare contractor with CMS. The contract authorized UAHC-TN to offer a SNP to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan. The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company is continuing to wind down the Medicare business and expects to continue to incur costs related to the Medicare business through December 31, 2010, including labor, claim processing and the differential costs related to Tennessee facility sublease. The costs related to the wind down of the Medicare contract are expected to be approximately $0.1 million to $0.2 million.

The Company recognizes a liability for certain costs associated with an exit or disposal activity and measures the liability initially at its fair value in the period in which the liability is incurred. The costs to be recognized include employee termination benefits, lease termination and costs to relocate the Company’s facility. The following table summarizes certain exit costs resulting from the TennCare contract expiration and the expiration of the Medicare contract (in thousands):

	Balance at	Expense		Balance at
Item	July 1, 2009	Adjustment*	Payments	June 30, 2010

Workforce reduction	$142	(48)	(94)	$—
Lease abandonment, net	17	—	(11)	6

Total	$159	(48)	(105)	$6

*	Amount includes forfeited employee retention benefits.

The cumulative costs incurred through June 30, 2010 amounted to $1.1 million. These costs are included in marketing, general and administrative expenses in our statement of operations. Approximately $0.3 million of these costs related to the Management Companies and $0.8 million relate to the HMO & Managed Plan. In connection with the discontinuance of the TennCare and Medicare contracts, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010. At June 30, 2010, the Company no longer had a Tennessee office. The discontinuance of the TennCare and Medicare contracts has had a material adverse impact on the Company’s operations and financial statements in fiscal 2009 and 2010.

NOTE 14 — LEGAL SETTLEMENT

The Company was a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled “Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Healthcare Corporation and others, et al.” On September 22, 2009, the Company settled this litigation for $3.3 million and all claims were dismissed against the Company and the individuals. The Company recovered $0.2 million through insurance. In the fourth quarter of 2009, the Company recorded a provision for this legal settlement of $3.1 million, which is net of the insurance reimbursement of $0.2 million in the fiscal year 2009 statement of operations. The related liability $3.3 million was included in reserve for legal settlement and the insurance reimbursement of $0.2 million was included in the other receivables on the consolidated balance sheet as of June 30, 2009.

NOTE 15 —	REDEEMABLE PREFERRED MEMBER UNITS

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. If Pulse Systems fails to pay the entire $3.99 million redemption price as required by the terms of the redemption agreement, the $0.83 million discount is eliminated and the preferred units will be entitled to a 14% per annum cumulative (but not compounded) return, consistent with the current terms of the preferred units. Pulse Systems Corporation has agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2010, Pulse Systems redeemed $40,000 of the preferred units and has agreed to continue to redeem $40,000 each month for the next 21 months, with a final payment of $1.36 million in June 2012. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment. The redeemable preferred units were recorded in the consolidated balance sheet at fair value of approximately $1.85 million, discounted using an interest rate of 12%.

The future redemption payment schedule based on the contractual amounts is as follows (in thousands):

Fiscal 2011	$440
Fiscal 2012	1,800

Total	$2,240

NOTE 16 —	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected quarterly financial data for the fiscal years ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended
	Sept. 30,	Dec. 31,	March 31,	June 30,	Total

2010
Total revenues	$1,760	$1,701	$14	$343	$3,818
Net (loss)	(1,563)	(1,127)	(1,401)	(1,303)	(5,394)
Net diluted loss per common share	$(0.19)	$(0.14)	$(0.17)	$(0.16)	$(0.66)
2009
Total revenues	$6,285	$4,512	$2,612	$3,250	$16,659
Net earnings (loss)	190	(1,364)	(3,024)	(4,507)	(8,705)
Net diluted earnings (loss) per common share	$0.02	$(0.16)	$(0.35)	$(0.53)	$(1.02)

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 17 —	SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations for fiscal 2010, 2009 and 2008 is as follows (in thousands):

			Contract
	Management	HMO &	Manufacturing	Corporate &	Consolidated
	Companies(1)	Managed Plan(2)	Services (Pulse)(3)	Eliminations	Company

2010
Revenues — external customers	$—	$3,475	$343	$—	$3,818
Revenues — intersegment	3,043	—	—	(3,043)	—

Total revenues	$3,043	$3,475	$343	$(3,043)	3,818

Interest expense	$—	$—	$15	$—	$15
Earnings (loss) from operations	(577)	(4,885)	68	—	(5,394)
Segment assets	37,445	3,869	15,847	(36,563)	20,598
Depreciation and amortization	144	—	24	—	168

2009
Revenues — external customers	$—	$16,659	$—	$—	$16,659
Revenues — intersegment	12,592	—	—	(12,592)	—

Total revenues	$12,592	$16,659	$—	$(12,592)	$16,659

Interest expense	$—	$—	$—	$—	$—
Loss from operations	(2,500)	(6,205)	—	—	(8,705)
Segment assets	47,936	12,842	—	(38,540)	22,238
Purchase of equipment	5	—	—	—	5
Depreciation and amortization	183	—	—	—	183

2008
Revenues — external customers	$—	$26,833	$—	$—	$26,833
Revenues — intersegment	15,696	—	—	(15,696)	—

Total revenues	$15,696	$26,833	$—	$(15,696)	$26,833

Interest expense	$—	$—	$—	$—	$—
Earnings (loss) from operations	(5,228)	1,186	—	—	(4,042)
Segment assets	63,423	21,518	—	(54,144)	30,797
Purchase of equipment	326	—	—	—	326
Depreciation and amortization	211	—	—	—	211

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

(2)	HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc. The HMO and Managed Plan earnings (loss) from operations includes $5.7 million, $12.6 million and $15.7 million of management fees paid to the management companies for fiscal 2010, 2009 and 2008, respectively.

(3)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 18 —	COMMITMENTS & CONTINGENCIES

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), a 2.9% beneficial owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). John M. Fife, a related party and 13.8% beneficial owner of the Company, is the sole member of St. George.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The standstill and voting obligations described in the Standstill Agreement continue until March 31, 2012, unless earlier terminated if the Put (as defined below) is exercised or if there is an event of default (as defined in the Standstill Agreement). The Put can be exercised beginning on October 1, 2011 and expires March 31, 2012. However, as of March 19, 2010, the Put can be accelerated at any time immediately upon the occurrence of certain events of default.

The Company has the right to purchase all of the Shares (the “Call”) and St. George has the right to require the Company to purchase some or all of the Shares (the “Put”). The Put price is $1.26. The Company may exercise the Call at $1.14 per share, if the Call is exercised on or prior to June 30, 2011. If the Call occurs between July 1, 2011 and September 30, 2011, the Call price is the same as the Put price. The Call expires upon the earliest of September 30, 2011 and a “Triggering Event” which is defined to mean the Company’s execution of a letter of intent for a business combination, the Company’s execution of definitive documents for a business combination and the Company’s public announcement of a business combination. A business combination would include an acquisition of the Company or by the Company.

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

The Company has agreed to maintain certain reserves of its unrestricted cash on its balance sheet, initially equal to 20% of the Company’s pro forma estimate of its 2010 fiscal year end shareholders’ equity and then equal to the Company’s actual 2010 fiscal year-end shareholders’ equity thereafter. The Company’s shareholders’ equity as of 2010 fiscal year end is approximately $9.9 million, which requires a minimum corresponding reserve of approximately 2.0 million. The Standstill Agreement permits St. George and its assigns to own up to 35% of the Company’s issued and outstanding common shares, which corresponds to a maximum reserve of $3.5 million. On June 7, 2010, the Company entered into an Amendment to the Standstill Agreement which permits the Company, at its option, to eliminate the cash reserve provided that the Company provides substitute collateral reasonably acceptable to St. George.

Additionally, if the Capital Call was exercised (either at the Company’s option or due to a Triggering Event), the Company would have to reserve cash to satisfy the put on the preferred shares issued pursuant to the Capital Call, in addition to the amounts reserved for the Company’s put obligations on the common stock. The reserve for the put on the preferred shares cannot be calculated until the Capital Call is exercised because although the price of the put on the preferred shares is set at $1.26, the number of preferred shares issued pursuant to the Capital Call is based upon the dollar volume weighted average closing price of the Company’s common stock for the 30 calendar days prior to the date of the issuance of the preferred shares, or if there a Triggering Event, the calculation would be based on the 30 calendar days prior to the Triggering Event. Effective June 18, 2010, the closing date of the Pulse

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Systems acquisition, the Company entered into an agreement with St. George and The Dove Foundation (a party joined to the Standstill Agreement on June 7, 2010), whereby St. George and The Dove Foundation agreed that the Pulse Systems acquisition shall not be considered a “Triggering Event” under the Standstill Agreement.

Lawsuit

On March 31, 2010, Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”) filed suit against the Company, Thomas Goss (Chairman of the Company’s Board), John Fife and Fife affiliates (“Fife”) in the United States District Court for the Eastern District of Michigan, Case No. 10-cv-11305, seeking an injunction against a proxy solicitation by the Company, voting of Fife shares, and implementation of a Voting and Standstill Agreement dated March 19, 2010 between the Company and St. George Investments, LLC, one of the Fife affiliates. STEP alleged that the Company’s preliminary proxy materials for the 2010 annual meeting of shareholders violated Section 14(a) of the Securities Exchange Act of 1934, that Fife was prohibited from voting shares by virtue of a provision in the Company’s Articles of Incorporation and that the Voting and Standstill Agreement violated the Articles of Incorporation and Michigan law. On April 7, 2010, STEP sought an order directing the holding of the Company’s annual meeting on April 23, 2010. On April 9, 2010, the district court denied STEP’s motion relating to the April 23 meeting. On April 28, 2010, the Company filed a motion to dismiss STEP’s lawsuit. On May 6, 2010, STEP filed a motion for summary judgment. A hearing on STEP’s motion for preliminary injunction, STEP’s motion for summary judgment, and the Company’s motion to dismiss was held on June 15, 2010.

On June 25, 2010, the Company filed a counter-complaint against STEP and a third-party complaint against Galloway Capital Management, LLC, Bruce Galloway, Gary L. Herman, Seth M. Lukash, and Fred Zeidman, alleging violations of Section 14(a) of the Securities Exchange Act of 1934. In the third-party complaint, the Company also made a claim against Bruce Galloway, alleging Mr. Galloway breached his statutory and common-law fiduciary duties to the Company.

On June 28, 2010, the district court issued an opinion and order on the parties’ respective motions. The district court granted the Company’s motion to dismiss in part, holding that STEP’s claim against the Company under Section 14(a) of the Securities Exchange Act of 1934 failed to state an actionable claim. Accordingly, the district court dismissed this claim with prejudice. The district court dismissed without prejudice the remainder of STEP’s claims against the Company for lack of subject-matter jurisdiction. The district court further ordered that the Company’s counter-complaint and third-party complaint be stricken. Therefore, the district court entered a judgment in favor of the Company and the other defendants against STEP.

On July 2, 2010, STEP filed suit against the Company in the Wayne County (Michigan) Circuit Court, Case No. 10-007629-CZ, seeking a mandatory injunction to order the Company to hold its annual meeting on or before August 4, 2010, and to set a record date of June 7, 2010. On July 6, 2010, STEP filed a motion for mandatory injunction. On July 15, 2010, the Company announced that its annual meeting would be set for September 30, 2010, with a record date of September 1, 2010. The Company filed with the circuit court a brief in opposition to STEP’s motion for mandatory injunction. On July 16, 2010, the circuit court held a hearing on STEP’s motion for mandatory injunction. On July 21, 2010, the circuit court entered an order that the Company will hold its annual meeting on the date the Company selected (September 30, 2010) and the record date will be the date selected by the Company (September 1, 2010). The circuit court’s July 21, 2010 order resolved and closed the case.

On August 17, 2010, STEP and Bruce Galloway filed suit against the Company in the Wayne County (Michigan) Circuit Court, Case No. 10-009344-CZ, seeking, among other things, a rescission of the Pulse Systems acquisition and an injunction against the voting of shares issued pursuant to the Pulse Systems acquisition. On August 27, 2010, STEP and Mr. Galloway filed a motion for preliminary injunction. The hearing on STEP’s and Mr. Galloway’s motion for preliminary injunction has been noticed for September 17, 2010.

United American Healthcare Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

NOTE 19 —	RECENTLY ENACTED PRONOUNCEMENTS

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

NOTE 20 —	SUBSEQUENT EVENT

The Company has performed a review of events subsequent to the balance sheet date.

EXHIBIT INDEX

Exhibit		Incorporated Herein By	Filed
Number	Description of Document	Reference To	Herewith

2.1	Securities Purchase Agreement, dated June 18, 2010, by and among United American Healthcare Corporation, John M. Fife, as the Seller Representative, Pulse Sellers, LLC, Pulse Holdings, LLC, Chicago Venture Partners, L.P., Pulse Systems Corporation, Demian Backs, Vince Barletta, Rodger Bell and Merrill Weber	Exhibit 2.1 to Form 8-K filed June 24, 2010
2.2	Amendment to Securities Purchase Agreement, dated July 12, 2010, by and among United American Healthcare Corporation, Chicago Venture Partners, L.P., Pulse Systems Corporation, Demian Backs, Vince Barletta, Rodger Bell and Merrill Weber	Exhibit 2.1 to Form 8-K filed July 16, 2010
2.3	Warrant Purchase Agreement, dated June 18, 2010, by and among United American Healthcare Corporation, Convergent Capital Partners I, L.P., Main Street Equity Interests, Inc., Medallion Capital, Inc. and Pacific Mezzanine Fund, L.P.	Exhibit 2.2 to Form 8-K filed June 24, 2010
2.4	Redemption Agreement, dated June 18, 2010, by and between Pulse Systems, LLC and Pulse Systems Corporation	Exhibit 2.3 to Form 8-K filed June 24, 2010
3.1	Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (“1991 S-1”)
3.2	Certificate of Amendment to the Articles of Incorporation of Registrant	Exhibit 3.1(a) to 1991 S-1
3.3	Amended and Restated Bylaws of United American Healthcare Corporation			*
4.1	Form of Common Share Certificate	Exhibit 4.2 to the Registrant’s 1995 Form 10-K
4.2	Form of Common Stock Purchase Warrant, dated December 13, 2006, issued by United American Healthcare Corporation	Exhibit 4.1 to Form 8-K filed December 15, 2006
4.3	Form of Registration Rights Agreement, dated December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.2 to Form 8-K filed December 15, 2006
4.4	Loan and Security Agreement, dated March 31, 2009, as amended by the First Amendment to the Loan and Security, dated September 23, 2009, and by the Second Amendment to the Loan and Security Agreement, dated June 18, 2010, each by and between Fifth Third Bank and Pulse Systems, LLC	Exhibit 4.1 to Form 8-K filed June 24, 2010

Exhibit			Incorporated Herein By	Filed
Number		Description of Document	Reference To	Herewith

4.5		Membership Interest Pledge Agreement, dated June 18, 2010, delivered by United American Healthcare Corporation to Fifth Third Bank	Exhibit 4.2 to Form 8-K filed June 24, 2010
10	.1**	Summary of Director Compensation			*
10.2		Contract #H6934, effective September 29, 2006, by and between Centers for Medicare & Medicaid Services and UAHC Health Plan of Tennessee, Inc. with its Attachment A and Addendum D	Exhibit 10.1 to Form 8-K filed October 16, 2006
10.3		Form of Purchase Agreement, dated as of December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.1 to Form 8-K filed December 15, 2006
10	.4**	United American Healthcare Corporation Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2005 and dated November 9, 2006	Exhibit 10.1 to Form 10-Q filed January 25, 2007
10	.5**	Amended and Restated United American Healthcare Corporation 1998 Stock Option Plan			*
10	.6**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.68 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10	.7**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.69 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.8		Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.71 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.9		Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.72 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.10		Form of Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and each of its non-employee directors	Exhibit 10.74 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10	.11**	Employment Agreement, dated August 28, 2009, by and between the United American Healthcare Corporation and Anita R. Davis.	Exhibit 10.1 to Form 8-K filed August 31, 2009
10	.12**	Employment Agreement, dated January 16, 2010, by and between United American Healthcare Corporation and William L. Dennis	Exhibit 10.1 to Form 8-K filed January 21, 2010
10.13		Voting and Standstill Agreement, dated March 19, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.1 to Form 8-K filed March 22, 2010

Exhibit			Incorporated Herein By	Filed
Number		Description of Document	Reference To	Herewith

10.14		Amendment to Voting and Standstill Agreement, dated June 7, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010
10.15		Agreement to Join the Voting and Standstill Agreement, dated June 7, 2010, by and among The Dove Foundation, United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010
10.16		Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement, dated June 18, 2010, by and among United American Healthcare Corporation, St. George Investments, LLC and The Dove Foundation	Exhibit 10.2 to Form 8-K filed June 24, 2010
10	.17**	Employment Agreement, dated July 24, 2007, by and between Pulse Systems, LLC and Herbert J. Bellucci	Exhibit 10.1 to Form 8-K filed June 24, 2010
21		Subsidiaries of the Registrant			*
23		Consent of Independent Registered Public Accounting Firm			*
31.1		Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002			*
31.2		Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002			*
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350			*
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350			*

**	Indicates a management contract or compensatory arrangement required to be filed