Form 10-Q
period 2010-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2010-11-22
CIK 867963

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Registrant’s telephone number, including area code: (313) 393-4571
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of registrant’s common stock as of November 1, 2010 is 9,772,156.

United American Healthcare Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$3,329	$3,458
Accounts receivable, net	1,008	954
Inventories	283	209
Prepaid expenses and other	259	281

Total current assets	4,879	4,902

Property and equipment, net	853	895
Marketable securities — restricted	—	900
Goodwill	10,228	10,088
Other intangibles, net	3,016	3,327
Other assets	486	486

Total assets	$19,462	$20,598

Liabilities and Shareholders’ Equity
Current liabilities
Long-term debt, current portion and net of discount	$2,759	$2,710
Accounts payable	1,143	675
Accounts payable — related party	219	—
Accrued expenses	656	745
Accrued purchase price	—	1,255
Redeemable preferred member units of Pulse, current portion and net of discount	276	228
Medical claims payable	63	84
Other current liabilities	27	40

Total current liabilities	5,143	5,737

Long-term debt, less current portion	2,659	2,923
Redeemable preferred member units of Pulse, net of discount and current portion	1,550	1,622
Deferred tax liability	301	—
Capital lease obligation	179	204
Interest rate swap obligation	104	95

Total liabilities	9,936	10,581

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 9,772,156 and 8,164,117 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	18,595	17,711
Additional paid in capital — stock options	1,722	1,703
Additional paid in capital — warrants	444	444
Accumulated deficit	(11,231)	(9,838)
Accumulated other comprehensive loss, net of tax	(4)	(3)

Total shareholders’ equity	9,526	10,017

Total liabilities and shareholders’ equity	$19,462	$20,598

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 30
	2010	2009

Revenues
Contract manufacturing services	$2,117	$—
Medical premiums	—	1,760

Total revenues	2,117	1,760

Expenses
Cost of goods sold	1,091	—
Medical expenses	23	1,729
Marketing, general and administrative	2,162	1,634

Total expenses	3,276	3,363

Operating loss	(1,159)	(1,603)
Interest and other income (expense), net	(234)	40

Loss before income tax	(1,393)	(1,563)
Income tax expense (benefit)	—	—

Net loss	$(1,393)	$(1,563)

Net loss per common share — basic and diluted
Net loss per common share	$(0.15)	$(0.19)

Weighted average shares outstanding	9,562	8,138

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2010	2009
Operating activities
Net loss	$(1,393)	$(1,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381	40
Amortization of debt discount	106	—
Stock-based compensation	19	71
Net changes in other operating assets and liabilities	464	(2,459)

Net cash used in operating activities	(423)	(3,911)

Investing activities
Proceeds from sale of marketable securities	899	608
Purchase of marketable securities	—	(50)
Purchase of equipment	(28)	—
Purchase price adjustment	(210)	—

Net cash provided by investing activities	661	558

Financing activities
Payments of long-term debt	(265)	—
Redemption of preferred stock	(80)	—
Payment on capital lease obligation	(22)	—

Net cash used in financing activities	(367)	—

Net decrease in cash and cash equivalents	(129)	(3,353)
Cash and cash equivalents at beginning of period	3,458	13,100

Cash and cash equivalents at end of period	$3,329	$9,747

Supplemental disclosure of cash flow information
Interest paid	$240	$—
Supplemental noncash financing activities
Stock issued as part of acquisition	$884	$—
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
As a result of an in-depth strategic review, on June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as “Pulse Systems” or “Pulse”) for consideration with a fair value of $9.0 million, net of cash acquired and subject to certain purchase price adjustments. With the acquisition of Pulse Systems, LLC, on June 18, 2010, UAHC now provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.
The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control wind down costs related to the Medicare contract, and controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at present interest rates and other terms. The Company expects that it will require additional capital during the second half of fiscal 2011. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2011. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in the dilution of the Company’s existing shareholders.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 2 — BASIS OF PREPARATION
The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation, its wholly owned subsidiary, United American of Tennessee, Inc. (“UA-TN”) and its wholly owned subsidiary Pulse Systems, LLC. UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) (“UAHC-TN”) is a wholly owned subsidiary of UA-TN. All significant intercompany transactions and balances have been eliminated in consolidation.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2011 (“fiscal 2011”) or for any other period. The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 8, 2010.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There was no goodwill impairment charges recorded during the three months ended September 30, 2010.
As a result of the acquisition of Pulse, the Company recorded Goodwill of $10.4 million. At June 30, 2010, goodwill was adjusted to $10.0 million to reflect the change in fair value of common stock payable at June 30, 2010. At September 30, 2010, goodwill was decreased by $161,000 to reflect the change in fair value of common stock payable to the Pulse shareholders and increased by $301,000 to record the deferred tax effect of the issuance of such common stock as part of the acquisition. The retroactive adjustment of the valuation of the other acquired intangible assets did not materially impact the net income, retained earnings or earnings per share. See Note 4 below for additional discussion of the Pulse transaction. The roll forward of goodwill is as follows, which includes the retroactive adjustment for the finalized valuation of acquired intangible assets (in thousands):

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

			Contract
	Management	HMO &	Manufacturing
	Companies	Managed	Services (Pulse)
	(1)	Plan (2)	(3)
June 30, 2010 balance	$—	$—	$10,088
Fiscal 2011 changes	—	—	140
Fiscal 2011 impairment	—	—	—

September 30, 2010 balance	$—	$—	$10,228

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.

(2)	HMO and Managed Plan: UAHC Health Plan of Tennessee, Inc.

(3)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry
b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at September 30 and June 30, 2010, (in thousands):

	September 30,	June 30,
	2010	2010

Raw materials	$132	$61
Work in process	113	146
Finished goods	38	2

Inventory	$283	$209

c.	Other Intangibles. Intangibles assets are amortized over their estimated useful lives using the straight-line method. The following is a summary of intangible assets subject to amortization as of September 30 and June 30, 2010, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	September 30,	June 30,
	2010	2010

		(restated)
Customer list	$2,927	$2,927
Backlog	425	425

Total intangibles assets	3,352	3,352
Less: accumulated amortization	(336)	(25)

Other intangible assets, net	$3,016	$3,327

The backlog is amortized over a six month period and the customer list is amortized over seven years. Amortization expense was $0.3 million for the three months ended

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2010. There was no amortization expense during the three months ended September 30, 2009. Amortization expense for the next five fiscal years is as follows (in thousands):

2011	$845
2012	417
2013	417
2014	417
2015 and beyond	1,231

$3,327

NOTE 4 — ACQUISITION
On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date, and (e) the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company’s board of directors on July 7, 2010 and, therefore, were revalued at June 30, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, which was recorded as accrued purchase price at that date, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded. The decline in the value of the common stock was recorded as a reduction of goodwill. The Company also assumed Pulse’s term loan to a bank of $4.25 million, after making a payment at closing as discussed below.
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
The Company finalized its valuation of all assets acquired, primarily related to long-lived tangible and intangible assets and restated the balance sheet at June 30, 2010 to reflect the final purchase price

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
allocation. A summary of the final purchase price allocation for the acquisition of the Company is as follows (in thousands):

Cash	$287
Accounts receivable	884
Inventories	242
Other current assets	67
Property and equipment	902
Amortizable intangible assets	3,352
Goodwill	10,228

Total assets acquired	$15,962

Deferred tax liability	$301
Accounts payable	215
Accrued expenses	321
Notes payable	4,250
Capital lease obligation	297
Interest rate swap	85
Redeemable preferred member units	1,850

Total liabilities assumed	7,319

Net assets acquired	$8,643

The fair value of the consideration paid for the acquisition of the net assets was as follows (in thousands):

Cash at closing	$5,900
Note payable	1,649
UAHC common stock	884
Obligation for estimated purchase price adjustment	210

Total consideration	$8,643

The financial information in the table below summarizes the combined results of operations of UAHC and Pulse, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of UAHC and Pulse. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

2009
Revenues	$3,987
Net loss	$(1,063)
Loss per share	$(0.13)
NOTE 5 — TENNESSEE OPERATIONS
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
The Company recognizes a liability for certain costs associated with an exit or disposal activity and measures the liability initially at its fair value in the period in which the liability is incurred. The costs to be recognized include employee termination benefits, lease termination and costs to relocate the Company’s facility. The following table summarizes certain remaining exit costs resulting from the TennCare contract expiration and the expiration of the Medicare contract (in thousands):

	Balance at	Expense/		Balance at
	July 1, 2010	Adj.*	Payments	September 30, 2010

Lease abandonment, net	6	—	(3)	3
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

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 6 — NOTES PAYABLE
The Company’s long-term borrowings consist of the following at September 30 and June 30, 2010, respectively (in thousands):

	September 30,	June 30,
	2010	2009
Notes payable to bank	$3,719	$3,984
Notes payable to former common shareholders of Pulse, net of discount	1,699	1,649

Total debt	5,418	5,633
Less: current portion	(2,759)	(2,710)

Total long-term debt	$2,659	$2,923

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of the closing, June 30, 2010 or as of September 30, 2010, and a term loan, with a remaining balance of $4.25 million as of the closing and $3.7 million as of September 30, 2010. The revolving loan matures June 30, 2011 and bears interest at prime plus 4% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 3%) plus 4%. The term loan effective interest rate is 9.75% as of both September 30, 2010 and June 30, 2010. For the three months ended September 30, 2010, total effective interest expense recorded in the condensed consolidated statement of operations was $0.2 million. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.
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

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company also has a promissory note in the principal amount of $1.75 million made in favor of the sellers of the Pulse Systems’ common units (the “Sellers”) with a stated amount of $1.75 million payable on January 2, 2011. The recorded amount of the promissory note at September 30, 2010 was $1.70 million and at June 30, 2010 was $1.65 million, calculated using a discount rate of 12%. The promissory note is non-interest bearing and secured by a pledge of the common units of Pulse Systems acquired by UAHC. The Sellers’ security interest in the common units of Pulse Systems is subordinate to that of Fifth Third.
NOTE 7 — REDEEMABLE PREFERRED MEMBER UNITS
In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. If Pulse Systems fails to pay the entire $3.99 million redemption price as required by the terms of the redemption agreement, the $0.83 million discount is eliminated and the preferred units will be entitled to a 14% per annum cumulative (but not compounded) return, consistent with the current terms of the preferred units. Pulse Systems Corporation has agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. During the three months ended September 30, 2010, Pulse Systems redeemed $80,000 of the preferred units and has agreed to continue to redeem $40,000 each month for the next 20 months, with a final payment of $1.36 million in June 2012. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment. The redeemable preferred units were recorded in the September 30, 2010 and June 30, 2010 consolidated balance sheets at a fair value of approximately $1.83 million and $1.85 million, respectively, discounted using an interest rate of 12%.
NOTE 8 — INCOME TAXES
In accordance with GAAP, the Company periodically assesses whether valuation allowances against its deferred tax assets are adequate based on the consideration of all available evidence. The Company’s effective tax rate for the three months ended September 30, 2010 and 2009 is 0% and differs from the statutory rate of 34%. The difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of September 30, 2010 and June 30, 2010. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2010. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three months ended September 30, 2010 and 2009 or in the condensed consolidated balance sheet as of September 30, 2010 and June 30, 2010.
NOTE 9 — NET LOSS PER COMMON SHARE
Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants. For the three months ended September 30, 2010 and 2009, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted loss per share for such periods as the impact would be anti-dilutive.
NOTE 10 — COMPREHENSIVE LOSS
The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009

Net loss	$(1,397)	$(1,563)
Unrealized holding gain (loss), net of tax	(1)	5

Comprehensive loss	$(1,398)	(1,558)

NOTE 11 — STOCK OPTION PLANS
The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. The Company recorded stock-based compensation expense of $19,000 and $71,000 for the three months ended September 30, 2010 and 2009, respectively.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 12— UNAUDITED SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company’s principal operations, as of and for the three months ended September 30, 2010 and 2009, is as follows (in thousands):

			Contract
Three Months Ended	Management	HMO &	Manufacturing	Corporate &	Consolidated
September 30, 2010	Companies (1)	Managed Plan (2)	Services(3)	Eliminations	Company

Revenue — external customers	$—	$—	$2,117	$—	$2,117
Revenue — intersegment	—	—	—	—	—

Total revenue	$—	$—	$2,117	$—	$2,117

Net earnings (loss)	$(1,525)	$(12)	$144	$—	$(1,393)
Depreciation and amortization	1	—	380	—	381
As of September 30, 2010
Segment assets	$38,502	$3,807	$15,562	$(38,409)	$19,462

			Contract
Three Months Ended	Management	HMO &	Manufacturing	Corporate &	Consolidated
September 30, 2009	Companies (1)	Managed Plan (2)	Services(3)	Eliminations	Company

Revenue — external customers	$—	$1,760	$—	$—	$1,760
Revenue — intersegment	263	—	—	(263)	—

Total revenue	$263	$1,760	$	$(263)	$1,760

Net loss	$(1,336)	$(227)	$—	$—	$(1,563)
Depreciation and amortization	40	—	—	—	40
As of September 30, 2009
Segment assets	$41,007	$12,416	$—	$(35,892)	$17,531

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.

(2)	HMO & Managed Plan: UAHC Health Plan of Tennessee, Inc.

(3)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 13 — RELATED PARTY TRANSACTIONS
Approximately $1.2 million of the notes payable to former common shareholders of Pulse is payable to Chicago Venture Partners, L.P., an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer.
At September 30, 2010, approximately $0.2 million in payables are due to St. George Investments, LLC (“St. George”), a beneficial owner of the Company. This payable is reflected as a related party payable on the condensed consolidated balance sheets.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company, except for the following:
On August 17, 2010, Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”) and Bruce Galloway filed suit against the Company, in the Wayne County (Michigan) Circuit Court, Case No. 10-009344-CZ, seeking, among other things, a rescission of the Pulse Systems, LLC acquisition. On August 27, 2010, STEP and Galloway filed a motion for preliminary injunction. On September 3, 2010, the Company filed motions for summary disposition. On September 24, 2010, the circuit court held a hearing on STEP’s and Galloway’s motion for preliminary injunction and the Company’s motions for summary disposition and issued orders denying STEP’s and Galloway’s motion for preliminary injunction, granting the Company’s motions for summary disposition, and dismissing their complaint with prejudice as to all defendants. On October 15, 2010, STEP and Galloway filed a Claim of Appeal with the State of Michigan Court of Appeals, challenging the circuit court’s orders granting summary disposition in favor of the Company and dismissing the complaint. The appeal is now pending with the court of appeals.
On April 26, 2010, Legacy Commercial Flooring Ltd. (“Legacy”) filed an action against the Company in Franklin County Common Please Court in Columbus, Ohio. The action alleges that, in failing to close its acquisition of Legacy, the Company breached its duty to negotiate in good faith and the Company is therefore liable to Legacy for the amounts expended of approximately $350,000 in connection with the transaction. Upon the Company’s motion, the case was removed to the U.S. District Court for the Southern District of Ohio. In the district court, the Company filed a motion to dismiss, and Legacy filed a motion to remand the case back to the Franklin County Common Please Court. The district court denied Legacy’s motion to remand, and the parties are currently awaiting the district courts’ decision regarding the Company’s motion to dismiss.
The Company is also a party to litigation with Citizens Choice Home Care Services, Inc (Citizens). The action alleged that the Company underpaid Citizens $45,000 under a Transportation agreement. The company obtained summary judgment based on the plain text of the Transportation agreement. Citizens filed an appeal in the Western Division of the Tennessee Court of Appeals. The Company is currently awaiting a decision from the appellate panel.
NOTE 15 — RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
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
NOTE 16 — SUBSEQUENT EVENTS
The Company has performed a review of events subsequent to the balance sheet date.
On November 3, 2010, John M. Fife, Chairman of the Board, was named President and Chief Executive Officer of United American Healthcare Corporation (the “Company”), succeeding William C. Brooks, who will continue to serve on the Board. Mr. Fife was elected to the Company’s Board at the Annual Meeting of Shareholders held on September 30, 2010, and was named Chairman on October 21, 2010.
On November 3, 2010, Robert Sullivan was named Chief Financial Officer and Treasurer of the Company, succeeding William L. Dennis, who will continue to serve the Company in a consulting capacity until the end of 2010.
The Company is relocating its Corporate office from Detroit, Michigan to Chicago, Illinois.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: the recent acquisition of Pulse and its integration into the Company; changes in the medical device and healthcare industry; the wind down of the CMS Medicare contract; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for fiscal 2010. Given such uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.
Overview
This section discusses the Company’s results of operations, financial position and liquidity. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto contained elsewhere in this quarterly report on Form 10-Q.
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

From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services (“CMS”). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan. The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company is continuing to wind down the Medicare business and expects to continue to incur costs related to the Medicare business through December 31, 2010, including labor, claim processing and the differential costs related to Tennessee facility sublease. The costs are expected to be approximately $0.1 million. The discontinuance of the TennCare and Medicare contracts have had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows in fiscal 2009 and 2010.
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
Operating Results
For the Three Months Ended September 30, 2010 Compared
to the Three Months Ended September 30, 2009
Total revenues were $2.1 million for the three months ended September 30, 2010, compared to $1.8 million for the three months ended September 30, 2009. The three months ended September 30, 2010 revenues related to contract manufacturing services resulting from the Pulse acquisition. The three months ended September 30, 2009 revenues was attributable to the MA-SNP premium revenues. The increase in revenue was attributable to new contracting manufacturing services resulting from the Pulse acquisition, partially offset by the winddown of the Medicare business.
Total expenses decreased $0.1 million (3%) to $3.3 million for the three months ended September 30, 2010 as compared to $3.4 million for the three months ended September 30, 2009. The decrease was primarily the result of the winddown of the Medicare business, offset by an increase in legal costs and operational costs related to the newly acquired Pulse. Approximately 49% of total expenses relate to the Pulse operations for the three months ended September 30, 2010.
Costs of goods sold increased $1.1 million (100%) for the three months ended September 30, 2010, as a result of the acquisition of Pulse. There were no costs of goods sold for the three months ended September 30, 2009.
Medical expenses for our MA-SNP decreased $1.7 million to $23,000 for the three months ended September 30, 2010 compared to $1.7 million for the three months ended September 30, 2009. The decrease in medical expenses is primarily attributable to the discontinuance of the CMS contract.
Marketing, general and administrative increased $0.5 million (32%) to $2.2 million for the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009. The increase was principally due to increases in legal expenses and operational costs related the newly acquired Pulse, as well as an increase in depreciation and amortization costs resulting from the acquisition of Pulse assets. Approximately 41% of the marketing, general and adminstrative expenses relate to the Pulse operations for the three months ended September 30, 2010.
There was no income tax expense for the three months ended September 30, 2010 and September 30, 2009. The Company’s effective tax rate for both periods of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss before income taxes was $1.4 million for the quarter ended September 30, 2010 compared to loss before income taxes of $1.6 million for the quarter ended September 30, 2009.

Net loss was $1.4 million, or ($0.15) per basic share, for the quarter ended September 30, 2010, compared to net loss of $1.6 million, or $(0.19) per basic share, for the quarter ended September 30, 2009.
Liquidity and Capital Resources
Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and fund planned capital spending and other commitments and contingencies. The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control wind down costs related to the Medicare contract, and controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at present interest rate and other terms. As a result of these factors and higher than expected costs associated with litigation and the annual proxy for the election of directors, the Company expects that it will require additional capital during the second half of fiscal 2011. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2011. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in the dilution of the Company’s existing shareholders.
On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse. The Company also assumed Pulse’s outstanding term loan. See “—Acquisition of Pulse Systems, LLC” above for additional discussion.
At September 30, 2010, the Company had (i) cash and cash equivalents and short-term marketable securities of $3.3 million, compared to $3.5 million at June 30, 2010; (ii) negative working capital of ($0.3) million, compared to negative working capital of ($0.8) million at June 30, 2010; and (iii) a current assets-to-current liabilities ratio of 0.95-to-1, compared to 0.85-to-1 at June 30, 2010.
Net cash used in operating activities of $0.4 million in the three months ended September 30, 2010 was primarily due to a net loss of $1.4 million. Medical claims payable decreased by $18,000 at September 30, 2010 compared to June 30, 2010, primarily due to discontinuance of the CMS contract. Accounts payable and accrued expenses increased by $0.4 million at

September 30, 2010 compared to June 30, 2010, principally due to the litigation and proxy related legal fees.
Net cash provided by investing activities of $0.7 million for the three months ended September 30, 2010 was primarily due to cash proceeds from the sale of marketable securities of $0.9 million which was partially offset by the payment of the purchase price adjustment related to the Pulse transaction.
Cash used in financing activities of $0.4 million for the three months ended September 30, 2010 was primarily attributable to payments made to the notes payable to bank and redemption of the preferred stock.
Decrease in cash was $0.1 million for the three months ended September 30, 2010, compared to increase in cash of $3.4 million for the comparable period a year earlier.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during our first quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION
Item 1. Legal Proceedings
On August 17, 2010, Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”) and Bruce Galloway filed suit against the Company in the Wayne County (Michigan) Circuit Court, Case No. 10-009344-CZ, seeking, among other things, a rescission of the Pulse Systems acquisition and an injunction against the voting of shares issued pursuant to the Pulse systems acquisition. On August 27, 2010, STEP and Galloway filed a motion for preliminary injunction. On September 3, 2010, the Company filed motions for summary disposition. On September 24, 2010, the circuit court held a hearing on STEP’s and Galloway’s motion for preliminary injunction and the Company’s motions for summary disposition and issued orders denying STEP’s and Galloway’s motion for preliminary injunction, granting the Company’s motions for summary disposition, and dismissing their complaint with prejudice as to all defendants. On October 15, 2010, STEP and Galloway filed a Claim of Appeal with the State of Michigan Court of Appeals, challenging the circuit court’s orders granting summary disposition in favor of the Company and dismissing the complaint. The appeal is now pending with the court of appeals.
On April 26, 2010, Legacy Commercial Flooring Ltd. (“Legacy”) filed an action against the Company in Franklin County Common Please Court in Columbus, Ohio. The action alleges that, in failing to close its acquisition of Legacy, the Company breached its duty to negotiate in good faith and the Company is therefore liable to Legacy for the amounts expended of approximately $350,000 in connection with the transaction. Upon the Company’s motion, the case was removed to the U.S. District Court for the Southern District of Ohio. In the district court, the Company filed a motion to dismiss, and Legacy filed a motion to remand the case back to the Franklin County Common Please Court. The district court denied Legacy’s motion to remand, and the parties are currently awaiting the district courts’ decision regarding the Company’s motion to dismiss.
The Company is also a party to litigation with Citizens Choice Home Care Services, Inc (Citizens). The action alleged that the Company underpaid Citizens $45,000 under a Transportation agreement. The company obtained summary judgment based on the plain text of the Transportation agreement. Citizens filed an appeal in the Western Division of the Tennessee Court of Appeals. The Company is currently awaiting a decision from the appellate panel.
Item 1A. Risk Factors
Other than discussed below, there are no material changes to the risk factors previously disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and otherwise subsequently disclosed in our reports filed with the SEC. You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.
We expect that we will require additional capital within the next 12 months.
Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2011. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in the dilution of the Company’s existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

Item 6. Exhibits

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

United American Healthcare Corporation
Dated: November 22, 2010	By:	/s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer (Principal Executive Officer)

Dated: November 22, 2010	By:	/s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer & Treasurer (Principal Financial Officer)