Form 10-Q
period 2010-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2011-02-22
CIK 867963

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-11638
United American Healthcare Corporation
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2526913 (I.R.S. Employer Identification No.)
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601
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
The number of outstanding shares of registrant’s common stock as of February 10, 2011 is 9,807,108.

United American Healthcare Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2010	2010

Assets
Current assets
Cash and cash equivalents	$1,958	$3,458
Accounts receivable, net	1,090	910
Inventories	452	209
Prepaid expenses and other	202	264

Total current assets	3,702	4,841

Property and equipment, net	805	895
Goodwill	10,228	10,088
Other intangibles, net	2,705	3,327
Other assets	486	486
Assets of discontinued operations	227	1,017

Total assets	$18,153	$20,654

Liabilities and Shareholders’ Equity
Current liabilities
Long-term debt, current portion and net of discount	$2,810	$2,710
Accounts payable	493	527
Accrued expenses	893	729
Accrued purchase price	—	1,255
Redeemable preferred member units of Pulse, current portion and net of discount	284	228
Other current liabilities	111	96

Total current liabilities	4,591	5,545

Long-term debt, less current portion	2,394	2,923
Redeemable preferred member units of Pulse, net of discount and current portion	1,477	1,622
Deferred tax liability	301	—
Capital lease obligation	154	204
Interest rate swap obligation	77	95
Liabilities of discontinued operations	16	248

Total liabilities	9,010	10,637

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 9,807,108 and 8,164,117 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	18,631	17,711
Additional paid in capital — stock options	1,740	1,703
Additional paid in capital — warrants	444	444
Accumulated deficit	(11,668)	(9,838)
Accumulated other comprehensive loss, net of tax	(4)	(3)

Total shareholders’ equity	9,143	10,017

Total liabilities and shareholders’ equity	$18,153	$20,654

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Operating Revenues
Contract manufacturing services	$2,202	$—	$4,319	$—

Total operating revenues	2,202	—	4,319	—

Operating Expenses
Cost of goods sold	1,082	—	2,173	—
Marketing, general and administrative	1,738	1,040	3,830	2,309

Total operating expenses	2,820	1,040	6,003	2,309

Operating loss	(618)	(1,040)	(1,684)	(2,309)
Interest and other income (expense), net	(165)	18	(401)	22

Loss from continuing operations, before income tax	(783)	(1,022)	(2,085)	(2,287)
Income tax expense	—	—	—	—

Loss from continuing operations	(783)	(1,022)	(2,085)	(2,287)

Discontinued Operations
Income (loss) from discontinued operations	346	(105)	255	(403)
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	346	(105)	255	(403)

Net Loss	$(437)	$(1,127)	$(1,830)	$(2,690)

Continuing Operations:
Net loss per common share — basic and diluted
Net loss per common share	$(0.08)	$(0.13)	$(0.22)	$(0.28)

Weighted average shares outstanding	9,801	8,138	9,682	8,138

Discontinued Operations:
Net income (loss) per common share — basic and diluted
Net income (loss) per common share	$0.04	$(0.01)	$0.03	$(0.05)

Weighted average shares outstanding	9,801	8,138	9,682	8,138

Net Loss per common share — basic and diluted
Net loss per common share	$(0.04)	$(0.14)	$(0.19)	$(0.33)

Weighted average shares outstanding	9,801	8,138	9,682	8,138

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,
	2010	2009

Operating activities
Net loss	$(1,830)	$(2,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	752	2
Amortization of debt discount	212	—
Stock-based compensation	73	137
Net changes in other operating assets and liabilities	(239)	(2,590)

Net cash used in operating activities of continued operations	(1,032)	(5,141)
Net cash used in operating activities of discontinued operations	(342)	(548)

Net cash used in operating activities	(1,374)	(5,689)

Investing activities
Purchase of equipment	(40)	—
Purchase price adjustment	(210)	—

Net cash used in investing activities by continuing operations	(250)	—
Net cash provided by investing activities by discontinued operations	899	4,426

Net cash provided by investing activities	649	4,426

Financing activities
Payments of long-term debt	(530)	—
Redemption of preferred stock	(200)	—
Payments on capital lease obligation	(45)	—

Net cash used in financing activities by continuing operations	(775)	—
Net cash used in financing activities by discontinued operations	—	—

Net cash used in financing activities	(775)	—

Net decrease in cash and cash equivalents	(1,500)	(1,263)
Cash and cash equivalents at beginning of period	3,458	13,100

Cash and cash equivalents at end of period	$1,958	$11,837

Supplemental disclosure of cash flow information
Interest paid	$422	$—
Supplemental noncash financing activities
Stock issued as part of acquisition	$884	$—
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
From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services (“CMS”). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan. The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company wound down the Medicare business and continued to incur costs related to the Medicare business through December 31, 2010, including labor, claim processing and the differential costs related to a Tennessee facility sublease.
As a result of an in-depth strategic review, on June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as “Pulse Systems” or “Pulse”) for consideration with a fair value of $9.0 million, net of cash acquired and subject to certain purchase price adjustments. With the acquisition of Pulse Systems on June 18, 2010, UAHC now provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.
The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at present interest rate and other terms. The Company expects that it will require additional capital within the next 6 months. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2011. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in significant dilution of the Company’s existing shareholders.

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
For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Companys managed care business was classified as discontinued operations. At December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the three months and six months ended December 31, 2010 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2011 (“fiscal 2011”) or for any other period. The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 8, 2010.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There was no goodwill impairment charges recorded during the six months ended December 31, 2010 or 2009.
As a result of the acquisition of Pulse, the Company recorded Goodwill of $10.4 million. At June 30, 2010, goodwill was adjusted to $10.0 million to reflect the change in fair value of common stock payable at June 30, 2010. At September 30, 2010, goodwill was decreased by $161,000 to reflect the change in fair value of common stock issued to the Pulse shareholders and increased by $301,000 to record the deferred tax effect of the issuance of the common stock as part of the acquisition. The retroactive adjustment of the valuation of the other acquired intangible assets did

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
not materially impact net income, retained earnings or earnings per share for any period presented. See Note 4 below for additional discussion of the Pulse transaction. The roll forward of goodwill is as follows, which includes the retroactive adjustment for the finalized valuation of acquired intangible assets (in thousands):

June 30, 2010 balance	$10,088
Fiscal 2011 changes	140
Fiscal 2011 impairment	—

December 31, 2010 balance	$10,228

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at December 31 and June 30, 2010, (in thousands):

	December 31,	June 30,
	2010	2010

Raw materials	$177	$61
Work in process	260	146
Finished goods	15	2

Inventory	$452	$209

c.	Other Intangibles. Intangibles assets are amortized over their estimated useful lives using the straight-line method. The following is a summary of intangible assets subject to amortization as of December 31 and June 30, 2010, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	December 31,	June 30,
	2010	2010

Customer list	$2,927	$2,927
Backlog	425	425

Total intangible assets	3,352	3,352
Less: accumulated amortization	(647)	(25)

Other intangible assets, net	$2,705	$3,327

The backlog is amortized over a six month period and the customer list is amortized over seven years. Amortization expense was $0.3 million and $0.6 million for the three months and six months ended December 31, 2010, respectively. There was no amortization expense during the three months and six months ended December 31, 2009.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 4 — ACQUISITION
On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date, and (e) the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company’s board of directors on July 7, 2010 and, therefore, were revalued at June 30, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, which was recorded as accrued purchase price at that date, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded. The decline in the value of the common stock was recorded as a reduction of goodwill. The Company also assumed Pulse’s term loan from a bank of $4.25 million, after making a payment at closing as discussed below.
In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse is allowed to redeem the preferred units only if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loans are not included in the $9.46 million purchase price listed above.
The Company finalized its valuation of all assets acquired during the three months ended September 30, 2010, primarily related to long-lived tangible and intangible assets and restated the balance sheet at June 30, 2010 to reflect the final purchase price allocation.
The fair value of the consideration paid for the acquisition of the net assets was as follows (in thousands):

Cash at closing	$5,900
Note payable	1,649
UAHC common stock	884
Obligation for estimated purchase price adjustment	210

Total consideration	$8,643

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
The financial information in the table below summarizes the combined results of operations of UAHC and Pulse, on a pro forma basis, as though the companies had been combined as of July 1, 2009. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of UAHC and Pulse. This pro forma financial information is based on estimates and assumptions, which have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments.

	Three Months Ended	Six Months Ended
	December 31, 2009	December 31, 2009
Revenues	$1,881	$4,108
Loss from continuing operations	$(950)	$(1,820)
NOTE 5 — DISCONTINUED OPERATIONS
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
From January 2007 to December 2009, UAHC-TN served as a Medicare contractor with CMS. The contract authorized UAHC-TN to offer a SNP to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan. The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company completed the wind down of the Medicare business during the three months ended December 31, 2010.
The Company recognized a liability for certain costs associated with an exit or disposal activity and measured the liability initially at its fair value in the period in which the liability was incurred. The costs recognized included employee termination benefits, lease termination and costs to relocate the Company’s facility. The following table summarizes certain exit costs activity resulting from the TennCare contract expiration and the expiration of the Medicare contract (in thousands):

	Balance at	Expense/		Balance at
Item	July 1, 2010	Adj.*	Payments	December 31, 2010

Lease abandonment, net	$6	$—	$(6)	$—
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

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Company’s managed care business was classified as discontinued operations. At December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.
The major classes of assets related to discontinued operations, were as follows (in thousands):

	December 31,	June 30,
	2010	2010
Assets:
Receivables	$172	$43
Marketable Securities	—	901
Prepaid expenses and other	55	73

Total assets	$227	$1,017

Liabilities:
Accounts payable	$—	$148
Medical claims payable	16	84
Accrued liabilities	—	16

Total liabilities	$16	$248

	For the Three Months		For the Six Months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$357	$1,701	$357	$3,461
Income (loss) from discontinued operations, before income taxes	346	(105)	255	(403)
NOTE 6 — NOTES PAYABLE
The Company’s long-term borrowings consist of the following at December 31, and June 30, 2010, respectively (in thousands):

	December 31,	June 30,
	2010	2010
Notes payable to bank	$3,454	$3,984
Notes payable to former common shareholders of Pulse, net of discount	1,750	1,649

Total debt	5,204	5,633
Less: current portion	(2,810)	(2,710)

Total long-term debt	$2,394	$2,923

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank. The Loan Agreement currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of the closing, June 30, 2010 or as of December 31, 2010, and a $5.0 million term loan, with a remaining balance of $4.25 million as of the closing and $3.5 million as of December 31, 2010. The revolving loan matures June 30, 2011 and bears interest at prime plus 4% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 3%) plus 4%. The term loan effective interest rate is 9.75% as of both December 31, 2010 and June 30, 2010. For the three months and six months ended December 31, 2010, total effective interest expense recorded in the condensed consolidated statement of operations was $0.2 million and $0.4 million, respectively. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.
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
In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the “Pledge Agreement”). The Pledge Agreement restricts the ability of UAHC to incur additional indebtedness, other than the Seller Note and up to $1.0 million of unsecured working capital financing. The Pledge Agreement also generally restricts the payments of dividends or distributions on, and redemptions of, UAHC common stock.
The Company also has a promissory note made in favor of the sellers of the Pulse Systems’ common units (the “Sellers”) with a stated amount of $1.75 million payable on January 2, 2011. The recorded amount of the promissory note at December 31, 2010 was $1.75 million and at June 30, 2010 was $1.65 million, respectively, calculated using a discount rate of 12%. The promissory note is non-interest bearing and secured by a pledge of the common units of Pulse Systems acquired by UAHC. The Sellers’ security interest in the common units of Pulse Systems is subordinate to that of Fifth Third. See Note 14 “Subsequent Events” for further discussion.
NOTE 7 — REDEEMABLE PREFERRED MEMBER UNITS
In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
sentence. If Pulse Systems fails to pay the entire $3.99 million redemption price as required by the terms of the redemption agreement, the $0.83 million discount is eliminated and the preferred units will be entitled to a 14% per annum cumulative (but not compounded) return, consistent with the current terms of the preferred units. Pulse Systems Corporation has agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. During the three months and six months ended December 31, 2010, Pulse Systems redeemed $120,000 and $200,000, respectively, of the preferred units and has agreed to continue to redeem $40,000 each month for the next 17 months, with a final payment of $1.36 million in June 2012. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment. The redeemable preferred units were recorded in the December 31, 2010 and June 30, 2010 consolidated balance sheets at a fair value of approximately $1.76 million and $1.85 million, respectively, discounted using an interest rate of 12%.
NOTE 8 — INCOME TAXES
In accordance with GAAP, the Company periodically assesses whether valuation allowances against its deferred tax assets are adequate based on the consideration of all available evidence. The Company’s effective tax rate for the three months and six months ended December 31, 2010 and 2009 is 0% and differs from the statutory rate of 34%. The difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of December 31, 2010 and June 30, 2010. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three months and six months ended December 31, 2010 and 2009 or in the condensed consolidated balance sheet as of December 31, 2010 and June 30, 2010.
NOTE 9 — NET LOSS PER COMMON SHARE
Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants. For the three months and six months ended December 31, 2010 and 2009, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 10 — COMPREHENSIVE LOSS
The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net loss	$(437)	$(1,127)	$(1,830)	$(2,690)
Unrealized holding loss, net of tax	—	(54)	(1)	(49)

Comprehensive loss	$(437)	$(1,181)	$(1,831)	$(2,739)

NOTE 11 — STOCK OPTION PLANS
The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. The Company recorded stock-based compensation expense of $18,000 and $66,000 for the three months ended December 31, 2010 and 2009, respectively, and $37,000 and $137,000 for the six months ended December 31, 2010 and 2009, respectively.
NOTE 12 — RELATED PARTY TRANSACTIONS
Approximately $1.2 million of the notes payable to former common shareholders of Pulse is payable to Chicago Venture Partners, L.P., an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer.
NOTE 13 — COMMITMENT & CONTINGENCIES
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
On April 26, 2010, Legacy Commercial Flooring Ltd. (“Legacy”) filed an action against the Company in Franklin County Common Pleas Court in Columbus, Ohio. The action alleges that, in failing to close its acquisition of Legacy, the Company breached its duty to negotiate in good faith and the Company is therefore liable to Legacy for the amounts expended of approximately $350,000 in connection with the transaction. Upon the Company’s motion, the case was removed to the U.S. District Court for the Southern District of Ohio. In the district court, the Company filed a motion to dismiss, and Legacy filed a motion to remand the case back to the Franklin County Common Pleas Court. The district court denied Legacy’s motion to remand, and the parties are currently awaiting the district courts’ decision regarding the Company’s motion to dismiss.
The Company was a party to litigation with Citizens Choice Home Care Services, Inc (Citizens). The action alleged that the Company underpaid Citizens $45,000 under a Transportation agreement. The company obtained summary judgment based on the plain text of the Transportation agreement. Citizens filed an appeal in the Western Division of the Tennessee Court of Appeals. During the quarter, the appellate panel granted the Company’s motion for summary judgement.
NOTE 14 — RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
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
NOTE 15 — SUBSEQUENT EVENTS
The Company has performed a review of events subsequent to the balance sheet date.
Part of the consideration paid by the Company for the equity interests in Pulse Systems is a note in the principal amount of $1,750,000 payable to Pulse Sellers, LLC. On January 2, 2011, the note became due. On January 13, 2011, the Company paid $1 million to Pulse Sellers, LLC in partial repayment of the note. In exchange, Pulse Sellers, LLC granted to the Company a forbearance with respect to payment of the remaining $750,000 until March 30, 2011. If the Company does not make the $750,000 payment by March 30, 2011, then interest will begin to accrue on the $750,000 obligation retroactive to January 2, 2011. The Company’s note obligation is secured by a second lien position on all of the equity of Pulse Systems. Mr. John M. Fife, who is the Chairman, Chief Executive Officer and President of the Company, is the representative for Pulse Sellers, LLC. Chicago Venture Partners, L.P., which is an entity controlled by Mr. Fife, is a significant beneficiary of the repayment of the note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: the recent acquisition of Pulse and its integration into the Company; changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in our reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for fiscal 2010. Given such uncertainties, you should not place undue reliance on any such forward-looking statements. The forward-looking statements included in this report are made as of the date hereof. Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.
Overview
This section discusses the Company’s results of operations, financial position and liquidity. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto contained in Item 1 of this quarterly report on Form 10-Q.
History
From November 1993 to June 2009, the Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its

TennCare contract expiration date of June 30, 2009. However, revenue under this contract was earned only through October 31, 2008.
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
For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Companys managed care business has been classified as discontinued operations. At December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company completed substantially all of its contractual obligations during the three months ended December 31, 2010.
Acquisition of Pulse Systems, LLC
On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. See Note 4 to the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion of the purchase terms.
Operating Results
For the Three Months Ended December 31, 2010 Compared
to the Three Months Ended December 31, 2009
Total operating revenues were $2.2 million for the three months ended December 31, 2010, compared to $0 for the three months ended December 31, 2009. The operating revenues for the three months ended December 31, 2010 related to contract manufacturing services resulting from the Pulse acquisition. On a proforma basis, total revenues were $2.2 million for the three months ended December 31, 2010, compared to proforma revenue of $1.9 million for the three months ended December 31, 2009. As described in Note 5 the Medicare operations were reclassified to discontinued operations. Revenues from discontinued operations were $0.4 million for the three months ended December 31, 2010 compared to $1.7 million for the three months ended December 31, 2009.
Total operating expenses increased $1.8 million (171%) to $2.8 million for the three months ended December 31, 2010 as compared to $1.0 million for the three months ended December 31, 2009. The increase in operating expenses is primarily the result of increase in costs of goods sold and general administrative costs related to the newly acquired Pulse. Approximately 65% of total operating expenses relate to the Pulse operations.

Costs of goods sold increased $1.1 million for the three months ended December 31, 2010, as a result of the acquisition of Pulse. There were no costs of goods sold for the three months ended December 31, 2009.
Marketing, general and administrative expenses increased $0.7 million (67%) to $1.7 million for the three months ended December 31, 2010 from $1.0 million for the three months ended December 31, 2009. The increase was principally due to increases in legal expenses and operational costs related to the newly acquired Pulse, as well as an increase in depreciation and amortization costs resulting from the acquisition of Pulse assets. Approximately 39% of the marketing, general and adminstrative expenses relate to the Pulse operations.
There was no income tax expense for the three months ended December 31, 2010 or December 31, 2009. The Company’s effective tax rate for both periods of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss from continuing operations before income taxes was $0.8 million for the quarter ended December 31, 2010 compared to loss from continuing operations before income taxes of $1.0 million for the quarter ended December 31, 2009.
Loss from continuing operations was $0.8 million, or ($0.08) per basic share, for the quarter ended December 31, 2010, compared to loss from continuing operations of 1.0 million, or $(0.13) per basic share, for the quarter ended December 31, 2009.
Earnings from discontinued operations was $0.3 million, or $0.4 per basic and diluted share for the quarter ended December 31, 2010, compared to loss from discontinued operations of $0.1 million, or ($0.01) per basic share for the quarter ended December 31, 2009.
Net loss was $0.4 million, or ($0.4) per basic share for the quarter ended December 31, 2010, compared to net loss of $1.1 million or ($0.14) per basic share for the quarter ended December 31, 2009.
For the Six Months Ended December 31, 2010 Compared
to the Six Months Ended December 31, 2009
Total operating revenues were $4.3 million for the six months ended December 31, 2010, compared to $0 for the six months ended December 31, 2010. The revenues for the six months ended December 31, 2010 related to contract manufacturing services resulting from the Pulse acquisition. On a proforma basis, total operating revenues were $4.3 million compared proforma operating revenues of $4.1 million. Revenues attributable to discontinued operations were $0.4 million for the six months ended December 31, 2010 compared to $3.5 million for the six months ended December 31, 2009.
Total operating expenses increased $3.7 million (160%) to $6.0 million for the six months ended December 31, 2010 as compared to $2.3 million for the six months ended December 31, 2009. The increase is primarily the result of increase in legal costs and operational costs related to the newly acquired Pulse. Approximately 60% of total expenses relate to the Pulse operations.

Costs of goods sold increased $2.2 million for the six months ended December 31, 2010, as a result of the acquisition of Pulse. There were no costs of goods sold for the six months ended December 31, 2009.
Marketing, general and administrative expenses increased $1.5 million (66%) to $3.8 million for the six months ended December 31, 2010 from $2.3 million for the six months ended December 31, 2009. The increase was principally due to increases in legal expenses and operational costs related to the newly acquired Pulse, as well as an increase in depreciation and amortization costs resulting from the acquisition of Pulse assets. Approximately 37% of the marketing, general and adminstrative expenses relate to the Pulse operations.
There was no income tax expense for the six months ended December 31, 2010 or 2009. The Company’s effective tax rate for both periods of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss from continuing operations before income taxes was $2.1 million for the six months ended December 31, 2010 compared to loss from continuing operations before income taxes of $2.3 million for the six months ended December 31, 2009.
Loss from continuing operations was $2.1 million, or ($0.22) per basic share, for the six months ended December 31, 2010, compared to loss from continuing operations of $2.3 million, or ($0.28) per basic share, for the six months ended December 31, 2009.
Income from discontinued operations was $0.3 million, or $0.03 per basic and diluted share, for the six months ended December 31, 2010, compared to loss from discontinued operations of $0.4 million or ($0.05) per basic share, for the six months ended December 31, 2009.
Net loss was $1.8 million, or ($0.19) per basic share, for the six months ended December 31, 2010, compared to net loss of $2.7 million, or ($0.33) per basic share.
Liquidity and Capital Resources
Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and to fund planned capital spending and other commitments and contingencies. The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at their present interest rates and other terms. The Company expects that it will require additional capital within the next 6 months. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2011. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in significant dilution of the Company’s existing shareholders.

As a result of the Pulse acquisition, the Company incurred and assumed certain debt obligations including, (a) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse) and (b) the funding of $2.5 million for certain obligations of Pulse. The Company also assumed Pulse’s outstanding term loan. See “—Acquisition of Pulse Systems, LLC” above for additional discussion.
At December 31, 2010, the Company had (i) cash and cash equivalents and short-term marketable securities of $1.9 million, compared to $3.5 million at June 30, 2010; (ii) negative working capital of ($0.9) million, compared to negative working capital of ($0.7) million at June 30, 2010; and (iii) a current assets-to-current liabilities ratio of 0.81-to-1, compared to 0.87-to-1 at June 30, 2010.
Net cash used in operating activities of $1.4 million in the six months ended December 31, 2010 was primarily due to a net loss of $1.8 million. Net cash used in operating activities of continuing operations was $1.0 million. Net cash used in operating activities of discontinued operations was $0.3 million.
Net cash provided by investing activities of $0.6 million for the six months ended December 31, 2010 was primarily due to cash proceeds from the sale of marketable securities of $0.9 million, which was partially offset by the payment of the purchase price adjustment related to the Pulse transaction.
Cash used in financing activities of $0.8 million for the six months ended December 31, 2010 was primarily attributable to payments made to the notes payable to a bank and redemption of the preferred stock.
Decrease in cash was $1.5 million and $1.3 million for the six months ended December 31, 2010 and December 31, 2009, respectively.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during our second quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 26, 2010, Legacy Commercial Flooring Ltd. (“Legacy”) filed an action against the Company in Franklin County Common Pleas Court in Columbus, Ohio. The action alleges that, in failing to close its acquisition of Legacy, the Company breached its duty to negotiate in good faith and the Company is therefore liable to Legacy for the amounts expended of approximately $350,000 in connection with the transaction. Upon the Company’s motion, the case was removed to the U.S. District Court for the Southern District of Ohio. In the district court, the Company filed a motion to dismiss, and Legacy filed a motion to remand the case back to the Franklin County Common Pleas Court. The district court denied Legacy’s motion to remand, and the parties are currently awaiting the district courts’ decision regarding the Company’s motion to dismiss.
The Company was a party to litigation with Citizens Choice Home Care Services, Inc (Citizens). The action alleged that the Company underpaid Citizens $45,000 under a Transportation agreement. The company obtained summary judgment based on the plain text of the Transportation agreement. Citizens filed an appeal in the Western Division of the Tennessee Court of Appeals. During the quarter, the appellate panel granted the Company’s motion for summary judgement.

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
We expect that we will require additional capital within the next 6 months.
Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2011. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in significant dilution of the Company’s existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

Item 6.	Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation
Dated: February 22, 2011	By:	/s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer (Principal Executive Officer)

Dated: February 22, 2011	By:	/s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer & Treasurer (Principal Financial Officer)