Form 10-Q
period 2011-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2011-05-16
CIK 867963

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The number of outstanding shares of registrant’s common stock as of May 13, 2011 is 9,807,108.

United American Healthcare Corporation
Form 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		June 30,
	March 31, 2011	2010

Assets
Current assets
Cash and cash equivalents	$716	$3,458
Accounts receivable, net	1,035	910
Inventories	284	209
Prepaid expenses and other	77	264

Total current assets	2,112	4,841

Property and equipment, net	907	895
Goodwill	10,228	10,088
Other intangibles, net	2,597	3,327
Other assets	480	486
Assets of discontinued operations	55	1,017

Total assets	$16,379	$20,654

Liabilities and Shareholders’ Equity
Current liabilities
Long-term debt, current portion and net of discount	$1,813	$2,710
Accounts payable	207	527
Accrued expenses	846	729
Accrued purchase price	—	1,255
Redeemable preferred member units of Pulse, current portion and net of discount	293	228
Other current liabilities	86	96

Total current liabilities	3,245	5,545

Long-term debt, less current portion	2,125	2,923
Redeemable preferred member units of Pulse, net of discount and current portion	1,404	1,622
Deferred tax liability	301	—
Capital lease obligation	129	204
Interest rate swap obligation	58	95
Liabilities of discontinued operations	16	248

Total liabilities	7,278	10,637

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 9,807,108 and 8,164,117 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	18,631	17,711
Additional paid in capital — stock options	1,750	1,703
Additional paid in capital — warrants	444	444
Accumulated deficit	(11,720)	(9,838)
Accumulated other comprehensive loss, net of tax	(4)	(3)

Total shareholders’ equity	9,101	10,017

Total liabilities and shareholders’ equity	$16,379	$20,654

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Operating Revenues
Contract manufacturing services	$2,164	$—	$6,483	$—

Total operating revenues	2,164	—	6,483	—

Operating Expenses
Cost of goods sold	1,260	—	3,433	—
Marketing, general and administrative	778	1,242	4,608	3,551

Total operating expenses	2,038	1,242	8,041	3,551

Operating income (loss)	126	(1,242)	(1,558)	(3,551)
Interest and other income (expense), net	(164)	9	(565)	30

Loss from continuing operations, before income tax	(38)	(1,233)	(2,123)	(3,521)
Income tax expense (benefit)	—	—	—	—

Loss from continuing operations	(38)	(1,233)	(2,123)	(3,521)

Discontinued Operations
Income (loss) from discontinued operations	(14)	(168)	241	(570)
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	(14)	(168)	241	(570)

Net loss	$(52)	$(1,401)	$(1,882)	$(4,091)

Continuing Operations:
Net loss per common share — basic and diluted
Net loss per common share	$(0.00)	$(0.15)	$(0.22)	$(0.43)

Weighted average shares outstanding	9,807	8,149	9,723	8,142

Discontinued Operations:
Net income (loss) per common share — basic and diluted
Net income (loss) per common share	$(0.00)	$(0.02)	$0.02	$(0.07)

Weighted average shares outstanding	9,807	8,149	9,723	8,142

Net loss per common share — basic and diluted
Net loss per common share	$(0.01)	$(0.17)	$(0.19)	$(0.50)

Weighted average shares outstanding	9,807	8,149	9,723	8,142

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,
	2011	2010
Operating activities
Net loss	$(1,882)	$(4,091)
Less: Income (loss) from discontinued operations	241	(570)

Loss from continuing operations	(2,123)	(3,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	929	3
Amortization of debt discount	269	—
Stock-based compensation	83	207
Net changes in other operating assets and liabilities	(265)	(3,842)

Net cash used in operating activities of continuing operations	(1,107)	(7,153)
Net cash provided by (used in) operating activities of discontinued operations	72	(986)

Net cash used in operating activities	(1,035)	(8,139)

Investing activities
Purchase of equipment	(211)	—
Purchase price adjustment	(210)	—

Net cash used in investing activities by continuing operations	(421)	—
Net cash provided by investing activities by discontinued operations	899	4,455

Net cash provided by investing activities	478	4,455

Financing activities
Payments of long-term debt	(1,797)	—
Redemption of preferred stock	(320)	—
Payment on capital lease obligation	(68)	—

Net cash used in financing activities by continuing operations	(2,185)	—
Net cash used in financing activities by discontinued operations	—	—

Net cash used in financing activities	(2,185)	—

Net decrease in cash and cash equivalents	(2,742)	(3,684)
Cash and cash equivalents at beginning of period	3,458	13,100

Cash and cash equivalents at end of period	$716	$9,416

Supplemental disclosure of cash flow information
Interest paid	$616	$—
Supplemental noncash financing activities
Stock issued as part of acquisition	$884	$—
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
The Company’s ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at present interest rates and other terms. The Company expects that it will require additional capital within the next 6 months. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2011. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in significant dilution of the Company’s existing shareholders. See Note 6 for discussion of debt obligations.

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
For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Company’s managed care business is classified as discontinued operations. At December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. The results of operations for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2011 (“fiscal 2011”) or for any other period. The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 8, 2010.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a. Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There were no goodwill impairment charges recorded during the nine months ended March 31, 2011 or 2010.
As a result of the acquisition of Pulse, the Company recorded Goodwill of $10.4 million. At June 30, 2010, goodwill was adjusted to $10.0 million to reflect the change in fair value of common stock payable at June 30, 2010. At September 30, 2010, goodwill was decreased by $161,000 to reflect the change in fair value of common stock issued to the Pulse shareholders and increased by $301,000 to record the deferred tax effect of the issuance of the common stock as part of the acquisition. The retroactive adjustment of the valuation of the other acquired intangible assets did not materially impact net income, retained earnings or earnings per share for any period presented. See Note 4 below for additional

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
discussion of the Pulse transaction. The roll forward of goodwill is as follows, which includes the retroactive adjustment for the finalized valuation of acquired intangible assets (in thousands):

June 30, 2010 balance	$10,088
Fiscal 2011 changes	140
Fiscal 2011 impairment	—

December 31, 2010 balance	$10,228

b. Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.
Inventories consist of the following at March 31, 2011 and June 30, 2010, (in thousands):

	March 31,	June 30,
	2011	2010

Raw materials	$61	$61
Work in process	183	146
Finished goods	40	2

Inventories	$284	$209

c. Other Intangibles. Intangibles assets are amortized over their estimated useful lives using the straight-line method. The following is a summary of intangible assets subject to amortization as of March 31, 2011 and June 30, 2010, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	March 31,	June 30,
	2011	2010

Customer list	$2,927	$2,927
Backlog	425	425

Total intangible assets	3,352	3,352
Less: accumulated amortization	(755)	(25)

Other intangible assets, net	$2,597	$3,327

The backlog is amortized over a six month period and the customer list is amortized over seven years. Amortization expense was $0.3 million and $0.7 million for the three months and nine months ended March 31, 2011, respectively. There was no amortization expense during the three months and nine months ended March 31, 2010.
d. Fair Value Measurements. To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
risk inherent in the valuation technique and the risk inherent in the inputs to the model. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2011 and June 30, 2010:

2011	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$58	$—	$58

2010	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities- long-term	$900	$—	$—	$900
Liabilities
Accrued purchase price	$1,045	$—	$—	$1,045
Interest rate swaps	$—	$95	$—	$95
The Company uses an interest swap to manage the risk associated with its floating long-term notes payable. As interest rates changes, the differential paid or received is recognized in interest expense for the period. In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period. As of March 31, 2011, the fair value of the interest rate swap was determined to be $58,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.
As of March 31, 2011, the aggregate notional amount of the swap agreements was $3.6 million, which will mature on March 31, 2014. The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year. The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements. The interest rate swaps are classified within level 2 of the fair market measurements.
The total gain included in earnings for the year ended March 31, 2011 related to the change in fair value of the interest rate swap was $37,820.
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
The fair value of the consideration paid for the acquisition of the net assets was as follows (in thousands):

Cash at closing	$5,900
Note payable	1,649
UAHC common stock	884
Obligation for estimated purchase price adjustment	210

Total fair value of consideration	$8,643

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

	Three Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2010
Revenues	$1,736	$5,844
Loss from continuing operations	$(920)	$(2,740)

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 5 — DISCONTINUED OPERATIONS
On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009.
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

	Balance at	Expense/		Balance at
Item	July 1, 2010	Adj.*	Payments	March 31, 2011

Lease abandonment, net	$6	$—	$(6)	$—
In connection with the discontinuance of the TennCare and CMS contracts, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010, and relocated the Tennessee office. The discontinuance of the TennCare and CMS contracts has had a material adverse impact on the Company’s operations and financial statements.
For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Companys managed care business is classified as discontinued operations. Starting December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations. The major classes of assets related to discontinued operations, were as follows (in thousands):

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

	March 31,	June 30,
	2011	2010
Assets:
Receivables	$—	$43
Marketable Securities	—	901
Prepaid expenses and other	55	73

Total assets	$55	$1,017

Liabilities:
Accounts payable	$—	$148
Medical claims payable	16	84
Accrued liabilities	—	16

Total liabilities	$16	$248

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$—	$14	$357	$3,475
Income (loss) from discontinued operations, before income taxes	(14)	(168)	241	(570)
NOTE 6 — NOTES PAYABLE
The Company’s long-term borrowings consist of the following at March 31, 2011, and June 30, 2010, respectively (in thousands):

	March 31,	June 30,
	2011	2010
Notes payable to bank	$3,188	$3,984
Notes payable to former common shareholders of Pulse, net of discount of $0 and $101	750	1,649

Total debt	3,938	5,633
Less: current portion	(1,813)	(2,710)

Total long-term debt	$2,125	$2,923

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank. The Loan Agreement currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of the closing, June 30, 2010 or as of March 31, 2011, and a $5.0 million term loan, with a remaining balance of $4.25 million as of the closing and $3.2 million as of March 31, 2011. The revolving loan matures June 30, 2011 and bears interest at prime plus 4% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 3%)

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
plus 4%. The term loan effective interest rate is 9.75% as of both March 31, 2011 and June 30, 2010. For the three months and nine months ended March 31, 2011, total effective interest expense recorded in the condensed consolidated statement of operations was $0.2 million and $0.6 million, respectively. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.
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
The Company also has a promissory note made in favor of the sellers of the Pulse Systems’ common units (the “Sellers”) with a stated amount of $1.75 million payable on January 2, 2011. The recorded amount of the promissory note at March 31, 2011 was $0.75 million and at June 30, 2010 was $1.65 million, respectively, calculated using a discount rate of 12%. The promissory note is non-interest bearing and secured by a pledge of the common units of Pulse Systems acquired by UAHC. On January 2, 2011, the note became due. On January 13, 2011, the Company paid $1 million to Pulse Sellers, LLC in partial repayment of the note. In exchange, Pulse Sellers, LLC granted to the Company a forbearance with respect to payment of the remaining $750,000 until March 30, 2011. The March 30, 2011 payment was not made. See Note 15 “Subsequent Events” for further discussion.
NOTE 7 — REDEEMABLE PREFERRED MEMBER UNITS
In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. If Pulse Systems fails to pay the entire $3.99 million redemption price as required by the terms of the redemption agreement, the $0.83 million discount is eliminated and the preferred units will be entitled to a 14% per annum cumulative (but not compounded) return, consistent with the current terms of the preferred units. Pulse Systems Corporation has agreed to the redemption of its preferred units over a two-year period,

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
commencing with a cash payment made at closing of $1.75 million. During the three months and nine months ended March 31, 2011, Pulse Systems redeemed $120,000 and $320,000, respectively, of the preferred units and has agreed to continue to redeem $40,000 each month for the next 14 months, with a final payment of $1.36 million in June 2012. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment. The redeemable preferred units were recorded in the March 31, 2011 and June 30, 2010 consolidated balance sheets at a value of approximately $1.70 million and $1.85 million, respectively, discounted using an interest rate of 12%.
NOTE 8 — INCOME TAXES
In accordance with GAAP, the Company periodically assesses whether valuation allowances against its deferred tax assets are adequate based on the consideration of all available evidence. The Company’s effective tax rate for the three months and nine months ended March 31, 2011 and 2010 is 0% and differs from the statutory rate of 34%. The difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of March 31, 2011 and June 30, 2010. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2011. The Company has no interest or penalties relating to income taxes recognized in the condensed consolidated statement of operations for the three months and nine months ended March 31, 2011 and 2010 or in the condensed consolidated balance sheet as of March 31, 2011 and June 30, 2010.
NOTE 9 — NET LOSS PER COMMON SHARE
Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants. For the three months ended March 31, 2011 and 2010 and nine months ended March 31, 2011 and 2010, the Company incurred a net loss. Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 10 — COMPREHENSIVE LOSS
The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31		March 31,
	2011	2010	2011	2010

Net loss	$(52)	$(1,401)	$(1,882)	$(4,091)
Unrealized holding gain (loss), net of tax	—	29	(1)	(20)

Comprehensive loss	$(52)	$(1,372)	$(1,883)	$(4,111)

NOTE 11 — SHARE BASED COMPENSATION
The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. The Company recorded stock-based compensation expense of $9,000 and $70,000 for the three months ended March 31, 2011 and 2010, respectively, and $83,000 and $207,000 for the nine months ended March 31, 2011 and 2010, respectively.
NOTE 12 — RELATED PARTY TRANSACTIONS
Approximately $0.5 million of the notes payable to former common shareholders of Pulse is payable to Chicago Venture Partners, L.P., an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer.
Approximately $0.1 million of the notes payable to former common shareholders of Pulse and $1.7 million in redeemable preferred units are payable to Pulse Systems Corporation as affiliate of Grayson Beck, who is on the Company’s Board of Directors and serves as the Audit Committee Chair.
NOTE 13 — COMMITMENT & CONTINGENCIES
Pending Litigation
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
On November 30, 2010, Tony Vacca and his spouse, Antoinetta Paladino, shareholders of the Company, filed an action against the Company, John Fife, William Brooks and Tom Goss in Wayne County (Michigan) Circuit Court asserting claims based on shareholder oppression theory and seeking damages in an amount over $310,000. The Company and the other defendants filed a motion to dismiss this case. A hearing was held on the motion on May 13, 2011, and the Court dismissed the case. The plaintiffs have the right to appeal this decision, to the Michigan Court of Appeals, and may or may not do so.
St. George Agreement
In addition, the Company has incurred an obligation to St. George and others pursuant to a put right whereby St. George and others may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010. The put exercise period runs from October 1, 2011, through March 31, 2012. If St. George and others were to exercise their put right, assuming that at the time of exercise St. George and others with the put right own the same number of shares of the Company’s stock that they currently own, then the amount of the Company’s purchase obligation would be $2,372,055 as of March 31, 2011. St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President.

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
On April 4, 2011, the Board of Directors of the Company approved a Forbearance Agreement under which Pulse Sellers, LLC will agree to temporarily forebear with respect to collection of the remaining balance of $750,000 plus interest under the Note as described in Note 6 “Notes Payable.” The principal terms of the forbearance are as follows:
1)	the Company shall make an immediate cash payment of $150,000 of principal under the Note;

2)	the Company shall bring interest charges current through March 31, 2011 at the 18% default rate of interest computed from the default date of January 3, 2011;

3)	the Company shall make monthly principal payments of $50,000 plus accrued interest on the first day of each month, beginning on May 1, 2011, which was made, and continuing thereafter for the next 12 months; and

4)	In the event the Company fails to make payment on the Note pursuant to this Forbearance Agreement, the holders of the Note retain all rights and remedies, none of which are waived, including the right to accelerate the entire outstanding balance on the Note, including all interest, default interest and fees, and to effect any and all remedies, including remedies with respect to their collateral, which is a lien on all of the membership units of Pulse Systems, LLC a wholly-owned subsidiary of the Company. This lien is subordinate to the lien on the membership units of Pulse Systems, LLC held by Fifth Third Bank, an Ohio banking corporation, pursuant to the Loan and Security Agreement dated March 31, 2009, as amended on September 23, 2009 and June 18, 2010. Mr. John M. Fife, who is the Chairman, Chief Executive Officer and President of the Company, is the representative for Pulse Sellers, LLC. Chicago Venture Partners, L.P., which is an entity controlled by Mr. Fife, is a significant beneficiary of the repayment of the note.

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
History
From November 1993 to June 2009, the Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its TennCare contract expired on June 30, 2009. UAHC-TN’s TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was earned only through October 31, 2008.
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
For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Companys managed care business has been classified as discontinued operations. Starting at December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company completed substantially all of its contractual obligations as of December 31, 2010.
Acquisition of Pulse Systems, LLC
On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. See Note 4 to the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion of the purchase terms.
Operating Results
For the Three Months Ended March 31, 2011 Compared
to the Three Months Ended March 31, 2011
Total operating revenues increased $2.2 million for the three months ended March 31, 2011, over the three months ended March 31, 2010. The operating revenues for the three months ended March 31, 2011 related to contract manufacturing services resulting from the Pulse acquisition. On a proforma basis, total revenues were $2.2 million for the three months ended March 31, 2011, compared to proforma revenue of $1.7 million for the three months ended March 31, 2010. As described in Note 5, the Medicare operations were reclassified to discontinued operations. There were no revenues from discontinued operations for the three months ended March 31, 2011 compared to $14,000 for the three months ended March 31, 2010.
Total operating expenses increased by $0.8 million (64%) to $2.0 million for the three months ended March 31, 2011 as compared to $1.2 million for the three months ended March 31, 2010. The increase in operating expenses is primarily the result of increased operational cost resulting from the newly acquired Pulse offset by a decrease in marketing, general and administrative expenses. Approximately 85% of total operating expenses relate to the Pulse operations.

Cost of goods sold increased $1.3 million for the three months ended March 31, 2011 as a result of the acquisition of Pulse. There were no cost of goods sold for the three months ended March 31, 2010.
Marketing, general and administrative expenses decreased $0.5 million (37%) to $0.8 million for the three months ended March 31, 2011 from $1.2 million for the three months ended March 31, 2010. The decrease was principally due to decreases in legal and consulting expenses and operational costs related to the Medicare operations. Approximately 18% of the marketing, general and adminstrative expenses relate to the Pulse operations.
There was no income tax expense for the three months ended March 31, 2011 or March 31, 2010. The Company’s effective tax rate for both periods of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss from continuing operations before income taxes was $38,000 for the quarter ended March 31, 2011 compared to loss before income taxes of $1.2 million for the quarter ended March 31, 2010. Loss from continuing operations was $38,000, or $(0.00) per basic share, for the quarter ended March 31, 2011, compared to loss from continuing operations of $1.2 million, or $(0.15) per basic share, for the quarter ended March 31, 2010.
Loss from discontinued operations was $14,000, or $(0.00) per basic share for the quarter ended March 31, 2011, compared to loss from discontinued operations of $0.2 million, or $(0.02) per basic share for the quarter ended March 31, 2010.
Net loss was $52,000, or $(0.01) per basic share for the quarter ended March 31, 2011 compared to net loss of $1.4 million, or $(0.17) for the quarter ended March 31, 2010.
For the Nine Months Ended March 31, 2011 Compared
to the Nine Months Ended March 31, 2010
Total operating revenues were $6.5 million for the nine months ended March 31, 2011. There were no operating revenues for the nine months ended March 31, 2010. The revenues for the nine months ended March 31, 2011 related to contract manufacturing services resulting from the Pulse acquisition. On a proforma basis, total operating revenues were $6.5 million compared proforma operating revenues of $5.8 million. Revenues attributable to discontinued operations were $0.4 million for the nine months ended March 31, 2011 compared to $3.5 million of the nine months ended March 31, 2010.
Total operating expenses increased $4.5 million (126%) to $8.0 million for the nine months ended March 31, 2011 as compared to $3.5 million for the nine months ended March 31, 2010. The increase is primarily the result of increase in costs of goods sold related to the newly acquired Pulse. Approximately 66% of total expenses relate to the Pulse operations.
Cost of goods sold increased to $3.4 million for the nine months ended March 31, 2011, as a result of the acquisition of Pulse. There were no cost of goods sold for the nine months ended March 31, 2010.
Marketing, general and administrative expenses increased $1.1 (30%) to $4.6 million for the nine months ended March 31, 2011 compared to $3.6 million for the nine months ended March 31, 2010. The increase was principally due to increases in operational costs related to the newly acquired Pulse, offset by decrease in legal and consulting fees. Approximately 16% of the marketing, general and adminstrative expenses relate to the Pulse operations.
There was no income tax expense for the nine months ended March 31, 2011 or 2010. The Company’s effective tax rate for both periods of 0% differs from the statutory rate of 34%. This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss from continuing operations before income taxes was $2.1 million for the nine months ended March 31, 2011 compared to loss from continuing operations before income taxes of $3.5 million for the nine months ended March 31, 2010.
Loss from continuing operations was $2.1 million, or $(0.22) per basic share, for the nine months ended March 31, 2011, compared to loss from continuing operations of $3.5 million, or $(0.43) per basic share, for the nine months ended March 31, 2010.
Income from discontinued operations was $0.2 million, or $0.02 per basic share, for the nine months ended March 31, 2011, compared to loss from discontinued operations of $0.6 million or $(0.07) per basic share, for the nine months ended March 31, 2010.
Net loss was $1.9 million, or $(0.19) per basic share, for the nine months ended March 31, 2011, compared to net loss of $4.1 million, or $(0.50) per basic share.
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
At March 31, 2011, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.7 million, compared to $3.5 million at June 30, 2010; (ii) negative working capital of $1.1 million, compared to negative working capital of $0.7 million at June 30, 2010; and (iii) a current assets-to-current liabilities ratio of 0.65-to-1, compared to 0.87-to-1 at June 30, 2010.
Net cash used in operating activities of $1.0 million in the nine months ended March 31, 2011 was primarily due to a net loss of $1.8 million. Net cash used in operating activities of continuing operations was $1.1 million. Net cash provided by operating operating activities of discontinued operations was $72,000.
Net cash provided by investing activities of $0.5 million for the nine months ended March 31, 2011 was primarily due to cash proceeds from the sale of marketable securities of $0.9 million, which was partially offset by the payment of the purchase price adjustment related to the Pulse transaction and purchase of equipment.
Cash used in financing activities of $2.2 million for the nine months ended March 31, 2011 was primarily attributable to payments made to the notes payable to a bank and redemption of the preferred stock.
Decrease in cash was $2.7 million and $3.7 million for the nine months ended March 31, 2011 and March 31, 2010, respectively.
In addition, the Company has incurred an obligation to St. George and others pursuant to a put right whereby St. George and others may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010. The put exercise period runs from October 1, 2011, through March 31, 2012. If St. George and others were to exercise their put right, assuming that at the time of exercise St. George and others with the put right own the same number of shares of the Company’s stock that they currently own, then the amount of the Company’s purchase obligation would be $2,372,055 as of March 31, 2011. St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, CEO and President.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during our third quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 30, 2010, Tony Vacca and his spouse, Antoinetta Paladino, shareholders of the Company, filed an action against the Company, John Fife, William Brooks and Tom Goss in Wayne County (Michigan) Circuit Court asserting claims based on shareholder oppression theory and seeking damages in an amount over $310,000. The Company and the other defendants filed a motion to dismiss this case. A hearing was held on the motion on May 13, 2011, and the Court dismissed the case. The plaintiffs have the right to appeal this decision, to the Michigan Court of Appeals, and may or may not do so.

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

United American Healthcare Corporation
Dated: May 16, 2011	By:	/s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer & Treasurer (Principal Financial Officer)