Form 10-K
period 2011-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2011-10-13
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

Form 10-K

    (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

 Commission file number:  001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2526913 (I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601
 (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (313) 393-4571

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2010, computed by reference to the OTCQB closing price on such date, was $713,505.

The number of outstanding shares of registrant’s common stock as of October 10, 2011 was 11,817,766.

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

    From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services. The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan.  The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company wound down the Medicare business over the next twelve months and substantially ended its activity on December 31, 2010.

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

Business

    Pulse Systems is a provider of contract manufacturing services to the medical device industry. In business since 1998, Pulse has developed an expertise in laser-based metal fabrication services, supplying precision components to customers developing products for use in a wide range of medical specialties, including cardiology, neurology, orthopedics, gynecology, ophthalmology and urology. For the twelve months ended June 30, 2011, approximately 67% of Pulse’s total revenue was related to products with cardiovascular applications. Components produced by Pulse Systems are used in medical device applications such as cardiovascular stents, heart valve replacements, arterial wound closures, spinal repairs, breast biopsies and brain aneurysm repairs.

    Pulse Systems specializes in the following contract manufacturing services for the medical device industry:

•
Laser Cutting.  Pulse’s core business is providing precision laser cutting of thin-wall metal tubes. For the twelve months ended June 30, 2011, laser cutting represented approximately 93% of Pulse’s total revenue.  Pulse has expertise in processing a variety of medical-grade materials, such as stainless steel, certain nickel-titanium alloys known as “Nitinol”, precious metals such as platinum and gold (often used as radio-opaque location markers for implants), as well as tantalum and cobalt chromium.  Pulse utilizes automated processing workstations which deliver precise amounts of laser energy to vaporize metal materials in the specific pattern required for the customer’s part. Laser processing has technical advantages over other conventional machining techniques in processing these thin, delicate materials.

•
Laser Welding.  In addition to its laser cutting capabilities, Pulse provides customers with laser welding services for joining metal components into sub-assemblies. Pulse maintains a certified Class 10,000 (International Organization for Standardization (“ISO”) Class 7) cleanroom for its sub-assembly work.  Similar to laser cutting, laser welding is performed by highly accurate computer-controlled equipment and is advantageous for use in medical device manufacturing because of its precision. From a biocompatibility and cleanliness perspective, the medical-grade materials of the components themselves are melted by the laser energy to form the weld, so that no additional materials or contaminants are introduced to the finished product.

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

o
Electropolishing.  Using electrical energy to remove precise amounts of material from metal parts, electropolishing produces bright, clean surfaces, and provides the corrosion resistance required for long-term metallic implants.

o	Passivation. For certain materials, especially stainless steel, chemical passivation techniques are used to provide corrosion resistance.

o
Grit-blasting.  In situations where roughened surfaces are desired, such as for bonding or overmolding, parts are blasted with a stream of pressurized air carrying fine particles of aluminum oxide grit to produce the required surface roughness.

Competition

    The seven largest companies in the industry account for approximately half of the approximately $1 billion market for medical device contract manufacturing.  Beyond the market leaders, the medical device contract manufacturing industry is highly fragmented, consisting of several thousand companies in the United States, most of which are privately-held. Industry directories list more than 5,000 companies that contribute as contract manufacturers to serving the medical device industry. Participants range from small individually-owned shops to technical specialty firms (such as Pulse Systems) to large multi-national companies providing end-to-end medical device design, fabrication, assembly, and packaging services.  Participants are primarily located in California, Minnesota and Boston, Massachusetts.  Certain of Pulse’s customers also have the capability to manufacture similar products in house, if they so choose.

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

    For the twelve months ended June 30, 2011, Pulse Systems provided contract manufacturing services to 116 medical device customers, with approximately 55% of revenue arising from customers located in the San Francisco Bay Area.  For the twelve-months ended June 30, 2011, 2010 and 2009, Pulse’s largest customer accounted for approximately 41%, 40% and 60% of its total revenue, respectively, and its second largest customer accounted for approximately 12%, 19% and 10% of its total revenue, respectively.  For the twelve months ended June 30, 2011, the ten largest customers accounted for 78% of Pulse’s total revenue.  Although such customers represent a significant portion of Pulse’s business, we do not believe the company is substantially dependent on any one customer.

    Pulse does not have any long-term contracts with its customers.  Although we obtain firm purchase orders from customers, such customers do not typically make firm orders for delivery more than 120 days in advance.  In addition, such customers may reschedule or cancel firm orders on short notice in accordance with contractual terms.  While firm purchase orders remain our best predictor of future shipments in the near term, we do not believe that the backlog of sales at any point time is a meaningful measure of future long-term sales.  As of June 30, 2011, we had a sales backlog of approximately $1.1 million.

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

Employees

    As of June 30, 2011, the Company had 27 full-time employees, including 26 full-time employees of Pulse. The Company’s employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

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

    Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See “—Risks Related to Financing Activities” below for a discussion of additional risks to our liquidity resulting from the current economic and financial market environment.

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

    Our revenue and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the twelve months ended June 30, 2011, Pulse’s two largest and ten largest customers accounted for approximately 53% and 78%, respectively, of Pulse’s total revenue. In addition, for the twelve months ended June 30, 2011 approximately 55% of Pulse’s revenue related to customers located in the San Francisco Bay Area. We are likely to continue to experience a high degree of customer concentration.  The loss or a significant reduction of business from any of our major customers or from customers in the San Francisco Bay Area would adversely affect our results of operations.

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

    We may not be able to identify potential acquisition candidates that could complement our business or may not be able to negotiate acceptable terms for acquisition candidates we identify. As a result, we may not be able to realize this element of our growth strategy. In addition, even if we are successful in acquiring any companies, we may experience material negative consequences to our business, financial condition or results of operations if we cannot successfully integrate the operations of acquired businesses with ours.

    The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

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

    Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this report.

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

    As of June 30, 2011, goodwill of approximately $10.2 million represented 60% of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. We could be required to recognize reductions in our earnings caused by the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

  Our business may suffer if we are unable to recruit and retain senior management and experienced engineers and management personnel that we need to compete in the medical device industry.

    Our operations are highly dependent on the efforts of John Fife, the Company’s President and Chief Executive Officer, Herbert J. Bellucci, President and CEO of Pulse who has more than 25 years of experience in the medical device industry, and certain other senior executives who have been instrumental in developing our business strategies and forging our business relationships.  The loss of the leadership, knowledge and experience of Mr. Fife, Mr. Bellucci and our other executive officers could adversely affect our business.  We do not currently maintain key man insurance on any of our executive officers.

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

Risks Relating to Financing Activities
  Our audit opinion includes an explanatory paragraph that discusses that there is a substantial doubt about the Company’s ability to continue as a going concern, because we are not expected to have sufficient cash to adequately support our financial requirements for the next twelve months.
    Our management and our independent registered public accountants have concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  Moreover, because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

  We expect that we will require additional capital within the next 6 months.

    Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during the current fiscal year. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as our president and chief executive officer and members of our board of directors. Any such equity financing may result in significant dilution of the Company’s existing shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

  We are dependent on our largest shareholder for financing and could become insolvent if our largest shareholder withholds future financing.
    John M. Fife, who is our President, Chief Executive Officer, and Chairman of the Board of Directors, is also our largest beneficial shareholder, because he beneficially owns, through his affiliates St. George Investments, LLC, and Chicago Venture Partners, almost 35% of our outstanding shares of common stock.  We expect to remain dependent on our largest shareholder as our primary, and possibly only, source of financing during the rest of the current fiscal year.  Loan covenants under the credit facility of our subsidiary, Pulse Systems, LLC, prohibit it from distributing any cash from its operations to us, except for tax distributions.

  Our largest shareholder has purchased the preferred units in Pulse Systems and would benefit from Pulse Systems’ failure to make redemption payments.

    On June 18, 2010, Pulse Systems Corporation and Pulse Systems, LLC entered into a Redemption Agreement, whereby Pulse Systems, LLC agreed to redeem all of its preferred units over a two-year period for an aggregate redemption price of $3,990,000, which consists $1,750,000 that was paid on or around June 18, 2010, 22 monthly installments of $40,000 starting August 31, 2010, and a final payment of $1,360,000 due in June 2012.  On August 30, 2011, St. George Investments, LLC, which is an affiliate of John M. Fife, our President, Chief Executive Officer, Chairman, and largest beneficial shareholder, entered into a Securities Purchase Agreement, whereby St. George Investments, LLC agreed to purchase from Pulse Systems Corporation all of the preferred units of Pulse Systems, LLC.  As a result of this transaction, which occurred on September 6, 2011, Mr. Fife’s affiliate St. George Investments, LLC owns all of the preferred units of Pulse Systems, LLC.  The Company owns all of the common units of Pulse Systems, LLC, which is the operating company that conducts the business of the Company, as described more fully in “Business – Acquisition of Pulse Systems, LLC.”  Under the Redemption Agreement, Pulse Systems is obligated to redeem its preferred units from St. George by making the remaining redemption payments in the amount of $40,000 each month through May 2012 and a final payment of $1,360,000 in June 2012.  Pulse Systems is dependent on funds from the Company to make these redemption payments.  If Pulse Systems fails to make any of these redemption payments, the redemption price for its preferred units will increase by $826,000 and a dividend rate of 14% per year will accrue on the aggregate amount of its unredeemed preferred units plus $826,000 commencing as of the date of default.

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

    In addition, our credit facility also requires us to maintain certain financial tests. These restrictive covenants may limit our ability to expand or to pursue our business strategies. Furthermore, any indebtedness that we incur in the future may contain similar or more restrictive covenants. Our ability to comply with the restrictions contained in our credit facility may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. A failure to comply with these restrictions could result in a default under our credit facility or any other subsequent financing agreement, which could, in turn, cause any of our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. In addition, a default could give our lenders the right to terminate any commitments that they had made to provide us with additional funds.

Risks Relating to Our Common Stock

  Shareholders will likely incur additional dilution as a result of our financing activities.

    Other than tax distributions that we receive from our subsidiary Pulse Systems, LLC, the current credit facility requires Pulse System, LLC to retain all of its free cash flow instead of making distributions to the Company.  As a result, we do not receive from Pulse Systems, which is our only operating subsidiary, sufficient cash for our operating expenses and debt obligations.  To pay these expenses and obligations, the Company will likely require additional equity or debt financing, which will potentially further dilute the equity stakes of the Company’s existing shareholders.  The most likely source of these future financings will be our affiliates, including our President and Chief Executive Officer and members of our Board of Directors.
  Our largest shareholder may use its influence to take actions not supported by our minority shareholders.

    Mr. Fife, who is our largest beneficial shareholder, owning (through his affiliates) almost 35% of the outstanding shares of our common stock, has the ability to have a significant influence on the election of our Board of Directors and the outcome of corporate actions requiring shareholder approval, including dividend policy, mergers, share capital increases, going-private transactions, the sale of Pulse Systems, LLC, and other extraordinary transactions.  The investment time horizon and financial incentives for Mr. Fife may differ from those of other shareholders.  For example, as a result of a previous transaction with the Company, Mr. Fife’s affiliates have the right to put all of their shares of the Company’s common stock to the Company at $1.26 per share at any time between October 1, 2011 and March 29, 2012.  (See “MD&A – Liquidity and Capital Resources – Source of Liquidity.”)

    In addition, on June 18, 2010, Pulse Systems Corporation and Pulse Systems, LLC entered into a Redemption Agreement, whereby Pulse Systems, LLC agreed to redeem all of its preferred units over a two-year period.  On August 30, 2011, St. George Investments, LLC, an affiliate of Mr. Fife, entered into a Securities Purchase Agreement with Pulse Systems Corporation whereby St. George Investments, LLC purchased all of the unredeemed preferred units of Pulse Systems, LLC.  Mr. Fife could withhold financing to the Company, which could impair the Company’s ability to contribute to Pulse Systems, LLC each month the $40,000 that it needs to make required payments to St. George Investments, LLC pursuant to the Redemption Agreement.  This default under the Redemption Agreement would result in an additional liability to the Company of $826,000 for the benefit of Mr. Fife’s affiliates, plus the accrual of dividends for the benefit of Mr. Fife’s affiliates at the rate of 14% on the preferred units of Pulse Systems, LLC owned by Mr. Fife’s affiliates, as of the date of default.  (See “Risk Factors – Risks Relating to Financing Activities.”)

    As a result of his influence on our business, Mr. Fife could prevent us from making certain decisions or taking certain actions that would protect the interests of our other shareholders.  For example, Mr. Fife’s concentration of ownership may delay or prevent a change of control of the Company, even if this change of control may benefit other shareholders generally.  Similarly, Mr. Fife could propose financing terms to supply needed cash to the Company that would be highly dilutive to the other shareholders, in the absence of any other competing credible financing offers.  These and other factors related to Mr. Fife’s holding of a significant percentage of our shares may reduce the liquidity of our shares and their attractiveness to investors.

  Our common stock may continue to be volatile and could decline substantially.

    The trading price of our common stock has been, and may continue to be, volatile. From July 1, 2010 to June 30, 2011, the trading price of our stock has ranged from $0.13 to $0.66.  We believe this volatility is due to, among other things, recent financial performance, current expectations of our future financial performance, delisting from the Nasdaq Capital Market and the volatility of the stock market in general.

    In particular, with respect to our new operations, there has been significant volatility in the market price and trading volume of securities of companies operating in the medical device industry, which has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

    Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;
•	our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions, divestitures or strategic investments;
•	loss of any of our key management or technical personnel;
•	conditions affecting medical device manufacturers or the medical device industry generally;
•	product liability lawsuits against us or our customers;
•	clinical trial results with respect to our customers’ medical devices;
•	changes in our growth rates or our competitors’ growth rates;
•	developments regarding our proprietary rights, or those of our competitors;
•	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;
•	public concern as to the safety of our products;
•	public concern as to the safety of our products;
•	changes in health care policy in the United States and internationally;
•	conditions in the financial markets in general or changes in general economic conditions

•	our liquidity needs and constraints and our ability to raise additional capital;
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;
•	sales of our common stock by our executive officers, directors and five percent stockholders or stock issuances by the Company;
•	changes in accounting standards, policies, guidance, interpretations or principles; and
•	announcement of financial restatements.

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

  We were delisted from the Nasdaq Capital Market and there is a limited trading volume for our common stock on the OTCQB.

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

ITEM 2.     PROPERTIES

    The principal offices of the Company are located at 303 East Wacker Drive, Suite 1200, Chicago, Illinois, where it shares approximately 1,000 square feet of office space with Chicago Venture Partners LP, an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer.  Pulse leases approximately 9,000 square feet of office and manufacturing space in Concord, California.  The Company believes that its current facilities provide sufficient space suitable for all of its activities and sufficient other space will be available on reasonable terms, if needed.

ITEM 3.     LEGAL PROCEEDINGS

    The information required by this item is set forth under Note 16 to the consolidated financial statements.

ITEM 4.     [REMOVED AND RESERVED]

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

    The table below sets forth for the common stock the range of the high and low sales prices per share on the OTCQB for each quarter in the past two fiscal years.
	2011 Sales Price		2010 Sales Price
Fiscal Quarter	High	Low	High	Low
First	$0.66	$0.20	$1.75	$0.91
Second	$0.39	$0.20	$1.06	$0.85
Third	$0.35	$0.23	$1.40	$0.98
Fourth	$0.30	$0.13	$1.20	$0.55

    As of September 22, 2011, the high and low bid quotations on the OTCQB were $0.06 per share, respectively.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

    As of September 22, 2011, there were approximately 100 shareholders of record of the Company.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other persons or entities.

    The Company has not paid any cash dividends on its common stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in reports filed with or furnished to the SEC, and in particular those set forth under “Risk Factors” in Part1 Item 1A in this annual report on Form 10-K.  Given such uncertainties, you should not place undue reliance on any such forward-looking statements.  Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

Overview

    This section discusses the Company's results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.

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

    From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services (“CMS”). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan.  The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company wound down the Medicare business during calendar 2010, and substantially ended its activity on December 31, 2010.

    The discontinuance of the TennCare and Medicare contracts have had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows in fiscal 2009 and 2010.

Acquisition of Pulse Systems, LLC

    On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. See Note 6 to the Notes to the Consolidated Financial Statements for additional discussion of the purchase terms.

Review of Consolidated Results of Operations – Fiscal 2011 Compared to Fiscal 2010

    Total operating revenues increased $8.1 million to $8.4 million for the fiscal year ended June 30, 2011 compared to $0.3 million for the fiscal year ended June 30, 2010.  The increase in operating revenue is due to the contract manufacturing revenues of Pulse, acquired on June 18, 2010.

    Total operating expenses were $9.8 million for the fiscal year ended June 30, 2011, compared to $5.1 million for the prior fiscal year, an increase of $4.7 million (93%). The increase in total operating expenses was primarily the result of costs of goods sold of Pulse, acquired June 18, 2010.  Approximately 69% of total operating expenses relate to Pulse operations.

    Cost of goods sold increased $4.3 million for the fiscal year ended June 30, 2011, compared to $0.1 million for the fiscal year ended June 30, 2010.  As Pulse was acquired on June, 18, 2010, the fiscal 2011 costs of goods sold represents one-full year compared to twelve days during fiscal 2010 cost of goods sold.

    General and administrative expenses were $5.2 million for the fiscal year ended June 30, 2011, as compared with $5.0 million for the prior fiscal year, an increase of $0.2 million.  The increase was principally due to amortization of intangible assets, offset by reductions to legal and consulting expenses.  Approximately 48% of the marketing, general and administrative expenses relate to Pulse operations.

    Loss from continuing operations before income taxes was $7.5 million for the fiscal year ended June 30, 2011 compared to loss from continuing operations before income taxes of  $4.7 million for the fiscal year ended June 30, 2010.  Such increase in loss from continuing operations before income taxes of $2.8 million, or $0.29 per basic share, is principally due to increased cost of goods sold of the Pulse operations and the change in the fair value of the put obligation, offset by an increase in revenues of Pulse operations.

    Income tax expense was $16,000 for the fiscal year ended June 30, 2011 compared to income tax expense of $0 for the prior fiscal year.  The Company's effective tax rate for the fiscal year ended June 30, 2011 differs from the statutory rate primarily due to the change in the valuation allowance.  The Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization, as a result of the expiration of the TennCare and the Medicare contracts.

    Income from discontinued operations before income taxes was $0.4 million, or $0.04 per basic share for the year ended June 30, 2011, compared to loss from discontinued operations before income taxes of $0.7 million, or $(0.09) per basic share for the fiscal year ended June 30, 2010. Income from discontinued operations was primarily due to modified risk adjustment revenue of $0.3 million received during fiscal 2011.  As described in Note 12 to the Consolidated Financial Statements, the Medicare operations were reclassified to discontinued operations.

    Net loss was $7.1 million, or ($0.73) per basic share, for the fiscal year ended June 30, 2011, compared to net loss of $5.4 million, or ($0.66) per basic share, for the fiscal year ended June 30, 2010, an increase in the net loss of $1.7 million (32%).

Review of Consolidated Results of Operations – Fiscal 2010 Compared to Fiscal 2009

    Total operating revenues for the fiscal year ended June 30, 2010 related to contract manufacturing services resulting  from the Pulse acquisition. Total operating revenues were $0.3 million for the fiscal year ended June 30, 2010.    There were no contract manufacturing services for fiscal year June 30, 2009.  As described in Note 12, the Medicare operations were reclassified to discontinued operations.

    Total operating expenses were $5.1 million for the fiscal year ended June 30, 2010, compared to $7.5 million for the prior fiscal year, a decrease of $2.4 million (32%). The decrease in total expenses was primarily the result of a decrease in marketing, general and administrative expenses and the legal reserve established in fiscal 2009 of $3.1 million, net of an insurance recovery of $0.2 million resulting from the litigation settlement described in Note 13 “Legal Settlement” in Part IV Financial Statements. The decrease was also offset by costs attributable to Pulse operating results, including costs of good sold of $0.1 million and marketing, general and administrative costs of $0.1 million for the period beginning June 18, 2010 through June 30, 2010.

    General and administrative expenses were $5.0 million for the fiscal year ended June 30, 2010, as compared with $4.4 million for the prior fiscal year, an increase of $0.6 million. The increase was due to expenses related to newly acquired Pulse, offset by reductions in labor costs, adminstrative costs and professional services expenses resulting from the TennCare contract expiration and the expiration of the Medicare contract as well as the legal fees associated with the litigation.

    Provision for legal settlement totaled $3.1 million, net of $0.2 million in an insurance recovery for fiscal year ended June 30, 2009. Since 2005, the Company had been a defendant in a lawsuit.

    Loss from continuing operations before income taxes was $4.7 million for the fiscal year ended June 30, 2010 compared to loss from continuing operations before income taxes of $6.9 million for the fiscal year ended June 30, 2009. Such decrease in loss from operations of $2.2 million, or $0.27 per basic share, is principally due to the $3.2 reduction in the legal reserve as the litigation settlement was paid during the first quarter of fiscal 2010.

    Income tax benefit was $0 for the fiscal year ended June 30, 2010 compared to expense of $60,000 for the prior fiscal year. The Company’s effective tax rate for the fiscal year ended June 30, 2010 differs from the statutory rate primarily due to the change in the valuation allowance. The Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization, as a result of the expiration of the TennCare and the Medicare contracts.

    Loss from discontinued operations before income taxes was $0.7 million, or $(0.09) per basic share for the year ended June 30, 2010, compared to loss from discontinued operations before income taxes of $1.9 million, or $(0.22) per basic share for the fiscal year ended June 30, 2009.  As described in Note 12 to the Consolidated Financial Statements, the Medicare operations were reclassified to discontinued operations.

    Net loss was $5.4 million, or $(0.66) per basic share, for the fiscal year ended June 30, 2010, compared to net loss of $8.7 million, or $(1.02) per basic share, for the fiscal year ended June 30, 2009, a decrease in the net loss of $3.3 million (38%).

Liquidity and Capital Resources

    Capital resources, which for us are primarily cash from operations and Pulse debt facility, are required to maintain our current operations and fund planned capital spending and other commitments and contingencies.  The Company's ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including its ability to control corporate overhead costs.  Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during the current fiscal year.

    The Company incurred a net loss from continuing operations of $7,522,000 for the year ended June 30, 2011, and, as of that date, had a net working capital deficiency of $6,351,000. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company’s put obligation, as described further below in "MD&A – Liquidity and Capital Resources," as well as Note 16 to the Financial Statements accompanying this report. In addition, the Company’s subsidiary, Pulse Systems, LLC, may go into default on its obligation to make redemption payments on its preferred units, as described in "RISK FACTORS – Risks Relating to Financing Activities," "RISK FACTORS – Risks Relating to Our Common Stock," further below in "MD&A – Liquidity and Capital Resources," as well as Notes 6 and 14 to the Financial Statements accompanying this report. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

    In order to provide the Company with the ability to continue its operations, the Company’s management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance our debt or other obligations, or fund capital expenditures or acquisitions, we will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings. These financings will probably be highly dilutive to existing shareholders. Market and economic conditions may continue to limit our sources of funds for these activities and our ability to finance our debts or other obligations. We may seek financing from members of our Board of Directors, including Mr. Fife, and their affiliates. We may have no alternatives other than to seek and accept additional financing from Mr. Fife’s affiliates.

    In addition, the Company is attempting to liquidate its art collection to raise cash. However, the Company is obligated to pay 50% of the first $160,000 in proceeds from sales of its artwork to William C. Brooks pursuant to a settlement agreement, as described below in this section and in Note 18 to the Financial Statements accompanying this report.  The Company is also obligated to pay 50% of the first $160,000 in proceeds from sales of its artwork, and to pay all of such proceeds over $160,000 up to $225,409 to Strategic Turnaround Equity Partners, L.P. (Cayman), and its affiliates pursuant to a reimbursement agreement, as described below in this section and in Notes 8 and 16 to the Financial Statements accompanying this report.  If this $225,409 is not repaid from the sale of the Company's artwork upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012, then this obligation, less any paydown from the sale of artwork, becomes a due and payable cash obligation of the Company.

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
    At June 30, 2011, the Company had (i) cash and cash equivalents and short-term marketable securities of $1.5 million, compared to $3.4 million at June 30, 2010; (ii) negative working capital of ($6.4) million, compared to negative working capital of ($0.7) million at June 30, 2010; and (iii) a current assets-to-current liabilities ratio of 0.30 to 1 at June 30, 2011, compared to 0.87 to 1 at June 30, 2010.

    Net cash used in operating activities was $0.7 million in fiscal 2011 compared to net cash used in operating activities of $9.7 million in fiscal 2010.  Cash used in operating activities was primarily due to the net loss of $7.1 million.  Net cash used in operating activities of continuing operations was $0.9 million for fiscal year 2011 compared to cash used in operating activities of continuing operations of $7.0 million for fiscal year 2010.  Cash provided by operating activities of discontinued operations was $0.2 million for fiscal year 2011 compared to cash used in operating activities of discontinued operations of $2.7 million for fiscal year 2010.

    Cash provided by investing activities of $0.4 million was primarily impacted by the proceeds from the sale of marketable securities offset by cash consideration paid in the Pulse acquisition of $0.2 million and the purchase of equipment.

    Net cash used in financing activities was $1.6 million was primarily due to  long term debt payments of $2.3 million offset by additional debt borrowings of $0.8 million.
    The net decrease in total cash flow was $1.9 million for the fiscal year ended June 30, 2011, compared to a net decrease in cash flow of $9.6 million for the prior fiscal year.

    The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of September 26, 2011, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.  The put exercise period runs from October 1, 2011, through March 29, 2012.  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, CEO and President.  For further details, see Note 16 to the Financial Statements accompanying this report.

    On June 18, 2010, Pulse Systems Corporation and Pulse Systems, LLC entered into a Redemption Agreement, whereby Pulse Systems, LLC agreed to redeem all of its preferred units over a two-year period.  On August 30, 2011, St. George Investments, LLC, an affiliate of Mr. Fife, entered into a Securities Purchase Agreement with Pulse Systems Corporation whereby St. George Investments, LLC, which is an affiliate of John M. Fife, our Chairman, CEO and President, purchased all of the unredeemed preferred units of Pulse Systems, LLC.  The Company’s wholly owned subsidiary Pulse Systems LLC is obligated under the Redemption Agreement with the holder of its preferred units to redeem the preferred units by making monthly payments in the amount of $40,000 through May 2012 and a final payment of $1,360,000 in June 2012.  Pulse Systems is dependent on funds from the Company to make these redemption payments.  If Pulse Systems fails to make any of these redemption payments, the redemption price for its preferred units will increase by $826,000 and a dividend rate of 14% per year will accrue on the aggregate amount of its unredeemed preferred units plus $826,000 commencing as of the date of default.  For further details, see “Risk Factors – Risks Relating to Financing Activities” and “Risk Factors – Risks Relating to Our Common Stock,” as well as Notes 6 and 14 to the Financial Statements accompanying this report.

    On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. With respect to the $160,000 that is payable out of proceeds from the sale of artwork, if there is a balance owing to Brooks on December 31, 2011, the Company may elect to pay the balance in cash or in artwork, at an appraised value.  For further details, see Note 18 to the Financial Statements accompanying this report.

    Pulse Sellers, LLC is the holder of the Secured Promissory Note, dated June 17, 2010, made by the Company in the original amount of $1,750,000. Under the terms of this note, the full balance was due and payable on January 2, 2011. Pursuant to a forbearance letter dated January 10, 2011, Pulse Sellers, LLC offered to accept a $1,000,000 cash payment and to defer the $750,000 balance until March 31, 2011. The $1,000,000 cash payment was made on January 13, 2011, but the $750,000 payment due on March 31, 2011 was not made.  On April 4, 2011, the Board of Directors of the Company approved a Forbearance Agreement under which Pulse Sellers, LLC agreed to temporarily forebear with respect to collection of the remaining balance.  As of September 27, 2011, the remaining balance was $354,690, including accrued interest.  For more details on the principal terms of the forbearance, see Note 10 to the Financial Statements accompanying this report.

    On June 23, 2011, the Company, together with John M. Fife, who is the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, and several of Mr. Fife’s affiliates, including St. George Investments, LLC (“St. George”), entered into a Reimbursement Agreement and Mutual Release (the “Reimbursement Agreement”) with Bruce R. Galloway, who is a former director of the Company, and several of Mr. Galloway’s affiliates, including Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”).  Under the Reimbursement Agreement, the Company is required to pay STEP $225,409 from proceeds of the sale of artwork owned by the Company. The Company must pay this amount, regardless of whether proceeds from the sale of artwork are sufficient, upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012.  For further details, see Notes 8 and 16 to the Financial Statements accompanying this report.

    On September 28, 2011, the Company issued a promissory note to St. George in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.  St. George is an affiliate of John M. Fife, who is the President, Chief Executive Officer, Chairman of the Board of Directors, and largest shareholder of the Company.  This promissory note bears interest at an annual rate of 10% and payments of principal and interest are due upon maturity, which is the earlier of December 31, 2014 or a sale of the assets or equity of the Company or its subsidiary Pulse Systems, LLC.  If the Company is unable to pay this promissory note in cash, the holder has the right to convert all or any part of the amount of principal and interest into shares of common stock of the Company at a conversion price of $0.0447 per share.

Source of Liquidity

    Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of June 30, 2011 or June 30, 2010, and a $5.0 million term loan, with a remaining balance of $3.75 million as of June 30, 2011 and $3.98 million as of June 30, 2010. The revolving loan matures June 30, 2013 and bears interest at prime plus 3.5% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 1%) plus 5.5%.  The term loan interest is payable monthly and as of June 30, 2011 is calculated based on prime plus 4.5%, with $187,500 quarterly principal payments due through March 31, 2013, and a final balloon payment of $2,437,500 on June 30, 2013.  The term loan effective interest rate is 7.75% as of June 30, 2011. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

    The Loan Agreement contains financial covenants. For fiscal year 2011, the Company was in compliance with the financial covenants.  In connection with the acquisition and the execution of the Second Amendment to the Loan and Security Agreement (the “Amendment”), the lender waived the existing defaults under the Loan Agreement arising from Pulse System’s failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of December 31, 2009 and March 31, 2010, (b) the Funded Debt to Adjusted EBITDA covenant (as defined therein) as of March 31, 2010, (c) the Fixed Charge Coverage Ratio (as defined therein) as of December 31, 2009 and March 31, 2010, and (d) to timely deliver audited financial statements for the fiscal year ended December 31, 2009. In addition, the Amendment modified the definition of Adjusted EBITDA, to among other things, add $750,000 to the calculation to reflect the $750,000 contribution to capital made by UAHC to Pulse Systems at closing which was applied to reduce the amount of Pulse System’s debt.

    On June 30, 2011, the Company and Fifth Third Bank entered into a Third Amendment to the Loan and Security Agreement (the “Third Amendment”).  In the Third Amendment, Fifth Third Bank agreed to provide the Company with an additional advance in the amount of $828,125 under Term Note A and to extend the termination date for the Revolving Loan from June 30, 2011 until June 30, 2013.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

    Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on such assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2011 based on those criteria.

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

  Changes in Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    On June 30, 2011, the Company’s wholly owned subsidiary Pulse Systems, LLC and Fifth Third Bank entered in to a Third Amendment to Loan and Security Agreement (the “Third Amendment”).  For further details, see “MD&A – Liquidity and Capital Resources – Source of Liquidity.”

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The following table sets forth certain information with respect to the directors and executive offices of the Company as of September 23, 2011.  Under the Company’s Amended and Restated Amended and Restated Bylaws, at least three of the Company’s directors must not be officers or employees of the Company or its subsidiaries.

Name	Age	Title	Term Ending
John M. Fife	50	Chairman, President and Chief Executive Officer	2011
William C. Brooks	78	Director	2011
Darrel W. Francis	58	Director	2012
Tom A. Goss	65	Director	2012
Emmett S. Moten, Jr.	67	Director	2012
Herbert J. Bellucci	61	President, Secretary and Chief Executive Officer of Pulse Systems, LLC, Director	2013
Ronald E. Hall, Sr.	68	Director	2013
Richard M. Brown, D.O.	76	Director	2013
Robert T. Sullivan	64	Chief Financial Officer, and Treasurer	N/A

    John M. Fife has served as the President and Chief Executive Officer of the Company since November 2010 and Chairman of the Board since October 2010. Mr. Fife has served as President of Chicago Venture Management, Inc. since 1998. CVM, Inc. is the manager of Chicago Venture Management, LLC, which is the general partner of Chicago Venture Partners, L.P., a private equity fund based in Chicago, Illinois. Mr. Fife also has served as President and Chief Executive Officer of ISP Holdings, Inc., an internet service provider formed in June 2001 as MStar.net, LLC, since 2010 and the President of Utah Resources International, Inc., a Utah-based real estate and oil & gas investment company, since 1996. Mr. Fife also has served as Chairman of Typenex Medical, LLC, a manufacturer of bands for patient identification in connection with blood transfusions, since 2004 and a board member of Strategix Performance, Inc., since 2004, all of which are portfolio companies of Chicago Venture Partners, L.P. Mr. Fife holds an MBA from Harvard Business School.
    William C. Brooks has served as a director of the Company since 1997.  He previously served as Chairman of our Board of Directors from January 1998 until November 2008 and as the Company’s President and Chief Executive Officer from November 22, 2002 to November 3, 2010. He is currently the Chairman and Chief Executive Officer of BPI Communications, LLC.  He retired as a Vice President of General Motors Corporation, Inc. in 1997. He is a retired Air Force Officer, and was Assistant Secretary of the U.S. Department of Labor from July 1989 to December 1990. He served as a member of the U.S. Social Security Advisory Board from February 1996 to January 1998.

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
    Tom A. Goss has served as a director since 2000. He previously served as Chairman from  November 2008 to October 2010 and served as Vice Chairman from November 2001 to November 2008. He has been Chairman of Goss LLC, an insurance agency, since November 2000. He also has been Chairman of The Goss Group, Inc., an insurance products and services company, since November 2000, and earlier was a Partner/Advisor of that company since March 1997. He was Chairman of Goss Steel & Processing LLC, a steel processing center, from April 2003 until 2005, when the company was sold. He served as Director of Athletics for The University of Michigan from September 1997 to April 2000.

    Emmett S. Moten, Jr. has served as a director since 1988. Mr. Moten has been the President of Moten Group, a real estate development and consulting firm. From July 1988 to October 1996, he was Vice President of Development for Little Caesar Enterprises, Inc., a national fast food franchise company and the Detroit Tiger’s Ball Club. Prior to assuming that position, Mr. Moten was Director of the Community & Economic Development Department of the City of Detroit for almost ten years.

    Mr. Bellucci has served as a director since 2010.  He has served as the President and Chief Executive Officer of Pulse Systems since August 2007 and Secretary of Pulse Systems since August 2010. From August 2005 to July 2007, Mr. Bellucci served as Vice President of Manufacturing and then Vice President of Manufacturing and International of Alphatec Holdings (Nasdaq: ATEC) and its subsidiary Alphatec Spine, Inc., a medical device company that designs, develops, manufactures and markets products for the surgical treatment of spine disorders. From May 2003 to April 2005, he served as Senior Vice President of Operations for Digirad Corporation (Nasdaq: DRAD), a publicly-held developer and manufacturer of solid-state gamma cameras for nuclear cardiology and general nuclear medicine applications. Mr. Bellucci holds a bachelor of science degree in engineering from Brown University and an MBA from Stanford Graduate School of Business.

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

    Robert T. Sullivan has served as Chief Financial Officer and Treasurer of the Company since November 2010. Mr Sullivan became Secretary of the Company in September 2011. Mr. Sullivan has been Chief Financial Officer of Pulse Systems, LLC since  2010. Mr. Sullivan has been the Chief Financial Officer of Chicago Venture Partners, L.P. since 2002.   Previously, Mr. Sullivan held a number of finance-related positions, including Treasurer at Evangelical Health Systems (now Advocate Health).  Mr. Sullivan holds a bachelor degree from Roosevelt University in Chicago and an MBA from the University of Chicago.

Committees of the Board

    The Board has delegated various responsibilities and authority to Board committees and each committee regularly reports on its activities to the Board. Each committee, except the Executive Committee, has regularly scheduled meetings. Each committee operates under a written charter approved by the Board, which is reviewed annually by the respective committees and the Board and is available on the Company’s website under “Corporate Governance” at www.uahc.com. The table below sets forth the membership in fiscal 2011 (and as of the date hereof):

Name	Audit	Finance	Compensation	Governance
John Fife
William C. Brooks			Chair	X
Tom A. Goss		Chair
Richard M. Brown, D.O.		X
Darrel W. Francis	X
Grayson Beck (1)	Chair		X
Ronald E. Hall, Sr.	X	X
Herbert J. Bellucci				X
Emmett S. Moten, Jr.			X	Chair

(1)	Mr. Beck resigned from the Board on September 6, 2011.

    Audit Committee.   The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee has the sole authority and responsibility to appoint, determine the compensation of, evaluate and, when appropriate, replace the Company’s independent registered public accounting firm. See the Committee’s charter for additional information on the responsibilities of the Committee.

    Finance Committee.   The purpose of the Finance Committee is to, among other things, assist the Board of Directors in fulfilling its oversight responsibilities relating to the integrity of the financial statements, the compliance with certain legal and regulatory requirements, risk management, the qualifications, independence and performance of the independent registered public accountant and the adequacy of accounting and internal control systems.

    Compensation Committee.   The Compensation Committee administers the executive compensation program of the Company. The Committee’s responsibilities include recommending and overseeing compensation and benefit plans and policies, approving equity grants and otherwise administering share-based plans, and reviewing annually all compensation decisions relating to the Company’s executive officers. See the Committee’s charter for additional information on the responsibilities of the Committee.

    Governance Committee.   The Governance Committee is responsible for identifying and nominating individuals qualified to serve as Board members, recommending directors for each Board committee and overseeing corporate governance policies. See the Committee’s charter for additional information on its responsibilities and activities.

Director Compensation

    The compensation program for non-employee directors is intended to encourage directors to continue Board service, to further align the interests of the Board and shareholders and to attract new directors with outstanding qualifications. Directors who are employees of the Company do not receive any additional compensation for Board service. All directors are reimbursed for expenses reasonably incurred in connection with Board service.  During fiscal 2011, non-employee directors received a mix of cash and stock for compensation.  Effective September 27, 2011, non-employee directors who chair board committees will receive 55,000 stock options as annual compensation, and all other non-employee directors will receive 50,000 stock options as annual compensation.

    The following table sets forth the fiscal 2011 compensation program for non-employee directors:

Board/Committee meeting fees (cash):	$500	per meeting
Annual Chair fees (cash):
Non Executive Chairman of the Board	$16,200
Finance and Audit Committee-Chair	$3,000
Compensation Committee-Chair	$2,000
Governance Committee-Chair	$3,000
Annual fees:
Cash	$9,000
Stock (cash value)	$9,000

Director Compensation Table for Fiscal 2011

     The following table sets forth the compensation of each non-employee director in fiscal 2011.

Name	Fees Earned or Paid in Cash		Stock Awards (1)		Total (2)
John M. Fife	$	−	$	−	$	−
Tom A. Goss		42,400		9,000		51,400
William C. Brooks		−		9,000		9,000
Richard M. Brown, D.O		11,000		−		11,000
Darrel W. Francis		12,500		9,000		21,500
Grayson Beck (3)		−		−		−
Bruce Galloway (4)		40,750		9,000		49,750
Herbert J. Bellucci		−		−		−
Ronald E. Hall, Sr		12,500		−		12,500
Emmett S. Moten, Jr.		11,500		−		11,500
Total		$130,650		$36,000		$166,650

(1)	The amounts reported reflect the grant date fair value of each award, which equals the corresponding cash value of the award.

(2)
As of June 30, 2011, each non-employee director had the following aggregate number of stock options outstanding: Mr. Fife, 0, Mr. Goss, 86,833; Dr. Brown, 114,333; Mr. Francis, 54,833; Mr. Beck, 0; Mr. Galloway, 0; Mr. Bellucci, 0; Mr. Hall, 114,333; and Mr. Moten, 86,833.

(3)	On September 6, 2011, Mr. Beck resigned from the Board.

(4)	On June 23, 2011, Mr. Galloway resigned from the Board.

Narrative Disclosure of Director Compensation Table

    Annual chair fees are paid annually at the end of each calendar year. The annual chair fees reflected in the director compensation table were paid in the second quarter of fiscal 2011. Annual board fees are paid on a quarterly basis. The incumbent members of the Board that were re-elected at the 2010 annual meeting received stock awards in fiscal 2011 once elected to the Board at the 2010 annual meeting.  The directors that were not up for re-election at 2010 annual meeting  received stock awards in fiscal 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the total compensation earned by the named executive officers during the years shown below.

Name and Position	Fiscal Year	Salary	All Other Compensation	Total
John M. Fife	2011	$—	$—	$—
President and CEO	2010	$—	$—	$—
William C. Brooks	2011	$177,890	$320,000	$497,890
Former President and CEO	2010	$320,000	$—	$320,000
Robert T. Sullivan	2011	$—	$—	$—
Chief Financial Officer and Treasurer	2010	$—	$—	$—
William L. Dennis	2011	$79,462	$30,000	$109,462
Former Chief Financial Officer and Treasurer	2010	$64,326	$—	$64,326
Herbert J. Bellucci	2011	$218,076	$56,250	$274,326
President and Chief Executive Officer of Pulse Systems, LLC	2010	$4,326	$—	$4,326

Narrative Disclosure of Summary Compensation Table

    Compensation for key executives is determined by the Compensation Committee. Salaries, bonuses and other compensation of key executives generally are based upon a subjective analysis of profitability, revenue growth, return on equity and market share. The Compensation Committee believes that compensation of key executives should be sufficient to attract and retain highly qualified personnel and also provide meaningful incentives for measurable superior performance.

Outstanding Equity Awards at June 30, 2011

    The following table provides information on the holdings of option awards by the named executive officers as of June 30, 2011. Mr. Fife, Mr. Sullivan, Mr. Dennis and Mr. Bellucci do not have any outstanding option awards as of such date. There are no unvested or unearned stock awards held by named executive officers as of June 30, 2011.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
William C. Brooks	12/4/2003 (1)	15,000	—	$2.09	12/4/2013
	12/4/2003 (2)	22,500	—	$2.09	12/4/2013
	4/29/2004 (3)	15,000	—	$4.27	4/29/2014
	4/29/2004 (4)	75,000	—	$4.27	4/29/2014
	12/2/2004 (5)	2,834	—	$4.73	12/2/2014
	11/4/2005 (6)	15,000	—	$2.10	11/4/2015
	4/24/2006 (7)	20,000	—	$2.95	4/24/2016

(1) Grant date:  December 4, 2003.  Vested June 4, 2004.
(2) Grant date: December 4, 2003.  Vested December 4, 2004.
(3) Grant date: April 29, 2004.  Vested April 29, 2006.
(4) Grant date: April 29, 2004.  Vested April 29, 2006.
(5) Grant date:  December 2, 2004..  Vested June 2, 2005.
(6) Grant date:  November 4, 2005.  Vested November 4, 2008.
(7) Grant date: April 24, 2006.  Vested April 24, 2010.

 Settlement Agreements

    On March 27, 2011, the Company and William C. Brooks entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”). The Brooks Settlement Agreement became effective on April 4, 2011.   In the Settlement Agreement, the Company and Brooks resolved any and all disputes between them, including disputes relating to severance, arising on or before April 4, 2011.  The Company and Brooks released one another and their respective affiliates from all liability arising on or before April 4, 2011, in connection with or arising out of Brooks’ employment by, or separation from, the Company, except for breach of the Settlement Agreement.

    The Company agreed to pay Mr. Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. With respect to the $160,000 that is payable out of proceeds from the sale of artwork, if there is a balance owing to Mr. Brooks on December 31, 2011, the Company may elect to pay the balance in cash or in artwork, at an appraised value.

    On May 13, 2011, the Company and William L. Dennis, the former Chief Financial Officer and the former Treasurer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Dennis Settlement Agreement”). The Dennis Settlement Agreement became effective on May 21, 2011.  In the Dennis Settlement Agreement, the Company and Mr. Dennis released one another and their respective affiliates from all liability arising on or before May 21, 2011, in connection with or arising out of Mr. Dennis’ employment by or separation from the Company, except for breach of the Dennis Settlement Agreement.   In accordance with the Dennis Settlement Agreement, the Company paid Mr. Dennis $30,000 in payments of $15,000 on May 23, 2011, and June 23, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information regarding the beneficial ownership of the common stock as of September 16, 2011 with respect to (i) each director, nominee and named executive officer, (ii) all of the directors, nominees and executive officers as a group, and (iii) to the Company’s knowledge, each beneficial owner of more than 5% of the outstanding common stock (including their respective address). Unless otherwise indicated, each owner (1) holds such shares directly and (2) has sole voting and investment powers with respect to the shares listed below. The percentage of common stock owned is based on 11,817,766 shares of common stock outstanding as of September 14, 2011.

Name (and Address) of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class
John M. Fife	4,132,304	(2)	35%
Richard M. Brown, D.O.	541,136	(3)	5%
Grayson Beck	297,082	(4)	3%
William C. Brooks	249,717		2%
Ronald E. Hall, Sr.	157,278		1%
Tom A. Goss	155,030		1%
Herbert J. Bellucci	153,000	(5)	1%
Emmett S. Moten, Jr.	136,099		1%
Darrel W. Francis	96,058		*
Robert T. Sullivan	—		*
Directors and Executive Officers as a group (10 persons)	5,917,704		50%
The Dove Foundation	1,603,467	(6)	14%
c/o James M. Delahunt, Esq.
5812 S. Homan Avenue
Chicago, Illinois 60629
John M. Fife and related persons	4,132,304	(2)	35%
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

*	Less than 1%

(1)
Includes the following number of shares of common stock subject to options exercisable within 60 days of September 14, 2011: Mr. Brooks, 165,334; Mr. Goss, 83,270; Dr. Brown, 110,771; Mr. Francis, 51,270; Mr. Hall, 110,771; and Mr. Moten, 83,271.

(2)
Based on Schedule 13D/A filed with the SEC on June 29, 2011 by John M. Fife, Fife Trading, Inc., St. George Investments, LLC, Chicago Venture Partners, L.P., Chicago Venture Management, L.L.C. and CVM, Inc. Mr. Fife may be deemed to beneficially own, in the aggregate, 4,132,304 shares. Fife Trading, Inc and St. George Investments, LLC has shared voting power and shared dispositive power with regard to 3,063,745 shares. Chicago Venture Partners, L.P., Chicago Management, LLC and CVM, Inc. have shared voting power and shared dispositive power with regard to 1,068,559 shares. John M. Fife is the president of CVM, Inc., which is the manager of Chicago Venture Management, L.L.C. Chicago Venture Management, L.L.C. is the general partner of Chicago Venture Partners, L.P., a private equity fund based in Chicago, Illinois. Mr. Fife is also the President of Fife Trading, Inc., which is the manager of St. George Investments, LLC. John M. Fife beneficially owns approximately 34.97% of the Company’s common stock, which amount is rounded up in the table to 35%.

(3)	Includes 364,858 shares held indirectly, as trustee of the Richard M. Brown, D.O. Revocable Trust u/a/d 1/18/74.

(4)	Mr. Beck may be deemed the indirect beneficial owner of 297,082 shares of common stock owned directly by Pulse Systems Corporation, for which he has shared voting and disposition power.

(5)	Reflects shares held indirectly within an IRA or Mr. Bellucci's spouse.

(6)
Based on Schedule 13D filed with the SEC on June 8, 2010 by The Dove Foundation relating to shares sold by St. George Investments, LLC to The Dove Foundation. The sale was made pursuant to an unsecured promissory note in the aggregate principal amount of $1,555,537, dated June 4, 2010 by The Dove Foundation to St. George Investments LLC, with a maturity date of June 1, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

    The Board of Directors has adopted a written Related Party Transactions policy. The Company has posted it on the Company’s website at www.uahc.com. In general, it is the Board’s policy to avoid related-party transactions. If a “Related Party Transaction” is offered that appears to be in the Company’s best interests, then the policy provides a process to review and approve the transaction. Under this policy, a Related Party Transaction will be consummated or will continue only if:

•
the Finance and Audit Committee approves or ratifies the transaction and the transaction is on terms comparable to, or more beneficial to the Company than, those that could be obtained in arm’s length dealings with an unrelated third party; or

•	the transaction is approved by disinterested members of the Board of Directors; or

•	the transaction involves compensation approved by the Compensation Committee.

    For purposes of this policy, “Related Party” has the same meaning as “related person” under Item 404 of Regulation S-K promulgated by the SEC, and includes:

•	any directors or executive officers;

•	any person who is known to the Company to be the beneficial owner of more than 5% of any class of voting securities; and

•	any immediate family member of the Company’s directors or executive officers or a person known to the Company to be a more than 5% shareholder.

    For purposes of this policy, a “Related Party Transaction” is a transaction in which the Company is a participant and in which any “Related Party” had or will have a direct or indirect material interest (including any transactions requiring disclosure under Item 404 of Regulation S-K), other than:

•	transactions available to all salaried employees generally; and

•	transactions involving less than $5,000 when aggregated with all similar transactions.

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

The policy also requires that all Related Party Transactions be disclosed in the Company’s filings with the SEC to the extent required by the SEC’s rules, and that they be disclosed to the Finance and Audit Committee and, if material, to the full Board of Directors.

Related Person Transactions Since July 1, 2010

    On May 18, 2011, the Company issued a Convertible Promissory Note (the “Convertible Note”) in favor of St. George Investments, LLC, an Illinois limited liability company (“St. George”), in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes.  St. George is an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer. On June 27, 2011, St. George exercised its right to convert, into newly issued Common Stock, the entire $400,000 principal amount, plus $4,384 in accrued interest, of the Convertible Note issued by the Company to St. George. Based on the conversion price of $0.20112 per share set forth in the Convertible Note, the Company issued 2,010,658 new shares of Common Stock to St. George. This issuance increased the total number of issued and outstanding shares of Common Stock from 9,807,108 to 11,817,766 shares.

    On June 23, 2011, the Company entered into a Reimbursement Agreement and Mutual Release (the “Reimbursement Agreement”) with various parties (collectively, the “Parties”), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership (“STEP”), Bruce R. Galloway (“Galloway”), St. George Investments, LLC, an Illinois limited liability company (“St. George”), John M. Fife (“Fife”), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is our Chairman, CEO and President.

    Under the Reimbursement Agreement, the Parties agreed to dismiss the litigation between them in the U.S. District Court for the Eastern District of Michigan, the Circuit Court for Wayne County, Michigan, and the Michigan Court of Appeals, as well as to release each other from liability in connection with any issue related to the litigation, in exchange for payments of $5,000 by each of the Company and St. George to STEP (for a total of $10,000). The Parties filed a Joint Stipulation of Dismissal on June 27, 2011.

    As part of the Reimbursement Agreement and as further consideration for the releases, STEP, its principals and affiliates, including Galloway, agreed that for 20 years they would not (i) purchase any shares of common stock of the Company (“Common Stock”), (ii) take any insurgent action against the Company, engage in any type of proxy challenge, tender offer, acquisition or battle for corporate control with respect to the Company, (iii) initiate any lawsuit or governmental proceeding against the Company, its affiliates or any or their respective directors, officers, employees or agents, or (iv) take any action that would encourage any of the foregoing.

    In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company’s Board of Directors (the “Board”) in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company is payable from the proceeds of the sale of artwork owned by the Company. However, the Company’s payment obligation will be due and payable upon the occurrence of the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012.

    In connection with the Reimbursement Agreement, Galloway resigned from the Board, on June 23, 2011, effective immediately.

    In addition, in connection with the Reimbursement Agreement, on June 24, 2011, St. George purchased 774,151 shares of the Common Stock owned by STEP, Galloway and their affiliates at a price of $0.20112 per share for a total purchase price of $155,697 (the “Stock Purchase”). Finally, pursuant to the Waiver Agreement dated June 23, 2011, between St. George, the Company, STEP, Galloway and others, STEP, Galloway and their affiliates agreed to sell in the open market within 30 days all of their shares of the Company’s common stock that were not purchased by St. George. After this 30-day period, STEP, its principals and affiliates, including Galloway, will own no Common Stock and are prohibited from owning Common Stock for 20 years in the future.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Pre-Approval Policies and Procedures for Audit and Non-Audit Services

    The Finance and Audit Committee’s charter affirms its responsibility to approve in advance audit and non-audit services to be performed by our independent registered public accounting firm. In accordance with Section 10A(i) of the Exchange Act, before UHY LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Finance and Audit Committee. All of the audit-related, tax and other services described in the table above were approved by the Finance and Audit Committee pursuant to Rule 2-01c (7) of Regulation S-X.

  Fees of the Independent Registered Public Accounting Firm
    The following table sets forth the fees the Company was billed for audit and other services provided by UHY LLP in fiscal 2011 and 2010. All of such services were approved in conformity with the pre-approval policies and procedures described above.  The Finance and Audit Committee, based on its reviews and discussions with management and UHY LLP noted above, determined that the provision of these services was compatible with maintaining UHY LLP’s independence.

	Fiscal 2011	Fiscal 2010
Audit Fees	$204,859	$173,765
Tax Fees	21,958	29,400
Audit Related Fees	–	22,400
Total Fees	$226,817	$225,565

    Audit Fees.  Audit fees include services rendering in reviewing quarterly financial information and auditing our annual consolidated financial statements for fiscal 2011.

    Tax Fees. Tax fees relate to preparation of the federal, state and local income tax returns with supporting schedules.

    Audit Related Fees. Other services fees include services to provide agreed upon procedures and the audit of the 401k plan.

    UHY LLP leases all its personnel, who work under the control of UHY LLP partners, from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

ADDITIONAL INFORMATION

  Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, its executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (“insiders”) to file reports with the SEC regarding their pecuniary interest in any of the Company’s equity securities and any changes thereto, and to furnish copies of these reports to the Company. Based on the Company’s review of the insiders’ forms furnished to the Company or filed with the SEC, no insider failed to file on a timely basis a Section 16(a) report in fiscal 2011, except (1) a late Form 4 was filed for Mr. Beck related to three sale transacations; (2) a late Form 3 was filed for Mr. Sullivan related to his appointment as Chief Financial Officer of the Company on November 3, 2010; (3) a late Form 3 was filed for Mr. Weber related to his appointment as General Counsel on November 3, 2010 ; (4) a late Form 3 was filed for Chicago Venture Partners related to initial beneficial ownership of common stock.

SUBSEQUENT EVENTS

    Effective September 6, 2011, Grayson Beck resigned as a Director of the Company.

    On September 28, 2011, the Company issued a promissory note to St. George Investments, LLC (“St. George”) in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.  St. George is an affiliate of John M. Fife, who is the President, Chief Executive Officer, Chairman of the Board of Directors, and largest shareholder of the Company.  This promissory note bears interest at an annual rate of 10% and payments of principal and interest are due upon maturity, which is the earlier of December 31, 2014 or a sale of the assets or equity of the Company or its subsidiary Pulse Systems, LLC.  If the Company is unable to pay this promissory note in cash, the holder has the right to convert all or any part of the amount of principal and interest into shares of common stock of the Company at a conversion price of $0.0447 per share.

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

UNITED AMERICAN HEALTHCARE CORPORATION (Registrant)

Dated: October 13, 2011	By: /s/John M. Fife
John M. Fife
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each as of October 13, 2011.

Signature	Capacity
/s/ JOHN M. FIFE	Chairman, President and Chief Executive Officer
John M. Fife	(Principal Executive Officer)

/s/ ROBERT T. SULLIVAN	Chief Financial Officer, Secretary and Treasurer
Robert T. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ EMMETT S. MOTEN, JR.	Director
Emmett S. Moten, Jr.

/s/ WILLIAM C. BROOKS	Director
William C. Brooks

/s/ TOM A. GOSS	Director
Tom A. Goss

/s/ RICHARD M. BROWN, D.O.	Director
Richard M. Brown, D.O.

/s/ DARREL W. FRANCIS	Director
Darrel W. Francis

/s/ RONALD E. HALL, SR.	Director
Ronald E. Hall, Sr.

/s/ HERBERT J. BELLUCCI	Director
Herbert J. Bellucci

(This page intentionally left blank.)

Report of Independent Registered Public Accounting Firm

Board of Directors
United American Healthcare Corporation

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred a net loss from continuing operations of $7,522,000 for the year ended June 30, 2011, and, as of that date, had a net working capital deficiency of $6,351,000.  As discussed in Note 2 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans as to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP

Farmington Hills, Michigan
October 13, 2011

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$1,532	$3,458
Accounts receivable - trade, net	895	910
Inventories	279	209
Prepaid expenses and other	53	264
Total current assets	2,759	4,841

Property and equipment, net	899	895
Marketable securities - restricted	−	900
Goodwill	10,228	10,088
Other intangibles, net	2,509	3,327
Other assets	466	486
Assets of discontinued operations	55	117
Total assets	$16,916	$20,654

Liabilities and Shareholders’ Equity
Current liabilities
Long-term debt, current portion and net of discount	$1,250	$2,710
Accounts payable	260	527
Accrued expenses	692	729
Accrued purchase price	−	1,255
Redeemable preferred member units of subsidiary, current portion and net of discount	1,622	228
Put obligation on common stock	5,180	−
Other current liabilities	106	96
Total current liabilities	9,110	5,545

Long-term debt, less current portion	3,000	2,923
Deferred tax liability	301	−
Redeemable preferred member units of subsidiary, net of current portion and discount	−	1,622
Capital lease obligation, less current portion	103	204
Interest rate swap obligation, at fair value	63	95
Liabilities of discontinued operations	16	248
Total liabilities	12,593	10,637
Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	−	−
Common stock, no par, 15,000,000 shares authorized; 11,817,766 and 8,164,117 shares issued and outstanding at June 30, 2011 and 2010, respectively	19,036	17,711
Additional paid-in capital	2,251	2,147
Accumulated deficit	(16,964)	(9,838)
Accumulated other comprehensive loss, net of tax	−	(3)
Total shareholders’ equity	4,323	10,017
Total liabilities and shareholders’ equity	$16,916	$20,654
See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended June 30,
	2011	2010	2009

Contract manufacturing revenue	$8,352	$343	$	−

Operating Expenses
Costs of contract manufacturing services	4,439	136		−
Marketing, general and administrative	5,169	4,961		4,440
Provision for legal settlement	230	−		3,100
Total operating expenses	9,838	5,097		7,540
Operating loss	(1,486)	(4,754)		(7,540)
Interest and other income (expense), net	(840)	102		688
Change in fair value of put obligation	(5,180)	−		−
Loss from continuing operations, before income taxes	(7,506)	(4,652)		(6,852)
Income tax expense (benefit)	16	−		60
Net loss from continuing operations	$(7,522)	$(4,652)		$(6,912)

Discontinued Operations:
Income (loss) from discontinued operations, before income taxes	$396	$(742)		$(1,858)
Income tax expense (benefit)	−	−		(65)
Net income (loss) from discontinued operations	396	(742)		(1,793)
Net loss	$(7,126)	$(5,394)		$(8,705)

Continuing Operations:
Net loss per common share – basic and diluted
Net loss per common share	$(0.77)	$(0.57)		$(0.81)
Weighted average shares outstanding	9,761	8,147		8,532

Discontinued Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$0.04	$(0.09)		$(0.21)
Weighted average shares outstanding	9,761	8,147		8,532

Net loss per common share – basic and diluted
Net loss per common share	$(0.73)	$(0.66)		$(1.02)
Weighted average shares outstanding	9,761	8,147		8,532

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
 (in thousands)
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Accum.) Deficit	Accum. Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at July 1, 2008	8,734	$18,558	$1,597	$4,261	$(77)	$24,339
Repurchase and retirement of common stock	(671)	(982)	-	-	-	(982)
Issuance of common stock	75	108	-	-	-	108
Stock option expense	-	-	327	-	-	327
Comprehensive income: Net loss	-	-	-	(8,705)	-	(8,705)
Unrealized gain on marketable securities	-	-	-	-	68	68
Total comprehensive loss						(8,637)
Balance at June 30, 2009	8,138	$17,684	$1,924	$(4,444)	$(9)	$15,155

Issuance of common stock	26	27	-	-	-	27
Stock option expense	-	-	223	-	-	223
Comprehensive income: Net loss	-	-	-	(5,394)	-	(5,394)
Unrealized gain on marketable securities	-	-	-	-	6	6
Total comprehensive loss						(5,388)
Balance at June 30, 2010	8,164	$17,711	$2,147	$(9,838)	$(3)	$10,017

Issuance of common stock	1,643	920	-	-	-	920
Conversion of debt	2,011	405	-	-	-	405
Stock based compensation	-	-	49	-	-	49
Beneficial conversion feature	-	-	55	-	-	55
Comprehensive income: Net loss	-	-	-	(7,126)	-	(7,126)
Unrealized gain on marketable securities	-	-	-	-	3	3
Total comprehensive loss						(7,123)
Balance at June 30, 2011	11,818	$19,036	$2,251	$(16,964)	$-	$4,323

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2011	2010	2009
Operating Activities
Net loss	$(7,126)	$(5,394)	$(8,705)
Less: Net income (loss) from discontinued operations	396	(742)	(1,793)
Net loss from continuing operations	(7,522)	(4,652)	(6,912)
Adjustments to reconcile to net cash used in operating activities:
Stock based compensation	85	250	435
Amortization of debt discount	368	−	−
Depreciation and amortization	1,135	39	5
Change in fair value of interest rate swap	(32)	11	−
Change in fair value of put obligation	5,180
Changes in assets and liabilities
Accounts receivable and other receivables	15	399	(116)
Inventories	(70)	33	−
Prepaid expenses and other assets	231	(36)	157
Accounts payable and accrued expenses	(305)	203	(570)
Reserve for legal settlement	−	(3,250)	3,250
Other current liabilities	10	−	−
Net cash used in operating activities of continuing operations	(905)	(7,003)	(3,751)
Net cash provided by (used in) operating activities of discontinued operations	226	(2,714)	(2,409)
Net cash used in operating activities	(679)	(9,717)	(6,160)

Investing Activities
Purchase of marketable securities	−	(3,275)	(29,212)
Proceeds from sale of marketable securities	900	9,226	38,723
Acquisition of Pulse Systems, LLC, net of cash acquired	(210)	(5,613)	−
Purchase of equipment	(306)	3	−
Net cash provided by investing activities of continuing operations	384	341	9,511
Net cash provided by investing activities of discontinued operations	−	−	18
Net cash provided by investing activities	384	341	9,529

Financing Activities
Payments of long-term debt	(2,312)	(266)	−
Proceeds from long-term debt borrowings	828	−	−
Proceeds from convertible debt borrowings	400	−	−
Purchase and retirement of common stock	−	−	(982)
Redemption of preferred stock	(440)	−	−
Payment on capital lease obligations	(92)	−	−
Debt issuance costs	(15)	−	−
Net cash used in financing activities of continuing operations	(1,631)	(266)	(982)
Net cash provided by (used in) financing activities of discontinued operations	−	−	−
Net cash used in financing activities	(1,631)	(266)	(982)
Net increase (decrease) in cash and cash equivalents	(1,926)	(9,642)	2,387
Cash and cash equivalents at beginning of year	3,458	13,100	10,713
Cash and cash equivalents at end of year	$1,532	$3,458	$13,100

	Year ended June 30,
	2011		2010		2009

Supplemental disclosure of cash flow information:
Income taxes paid	$	−	$	−		$152
Interest paid		$496		$45	$	−
S Supplemental noncash financing activities:
Stock issued as part of acquisition of Pulse Systems, LLC		$884	$	−	$	−
Stock issued upon conversion of debt and accrued interest		$405	$	−	$	−

See accompanying notes to the consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

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

    From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services (“CMS”). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as “dual-eligibles,” specifically to offer a Special Needs Plan (“SNP”) to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan.  The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company wound down the Medicare business and as of December 31, 2010, virtually all of the Tennessee operations had ceased.

    On June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as “Pulse Systems” or “Pulse” or “Pulse Sellers”) for consideration with a fair value of $9.0 million, net of cash acquired and subject to certain purchase price adjustments. With the acquisition of Pulse Systems, LLC on June 18, 2010, UAHC now provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.

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

d.
 Marketable Securities.  Investments in marketable securities are considered “available for sale” securities and are primarily comprised of certificates of deposit, U.S. Treasury notes, and debt issues of municipalities. Marketable securities are carried at fair value based upon published quotations of the underlying securities, and certificates of deposit at cost, which approximates fair value.  As of June 30, 2010, marketable securities placed in escrow to meet statutory funding requirements, although considered available for sale, were not reasonably expected to be used in the normal operating cycle of the Company and were classified as non-current.  All other securities are classified as current.

Interest and dividend income is recognized when earned.  Realized gains and losses on investments in marketable securities are included in other income and are derived using the specific identification method for determining the cost of the securities sold. Unrealized gains and losses on marketable securities are reported as a separate component of shareholders’ equity, net of income taxes.

    A summary of marketable securities as of June 30, 2011 and 2010 is as follows (in thousands):
	2011		2010
Noncurrent:
U.S. Government obligations-restricted	$	−	$900
	$	−	$900

e.
Accounts Receivable – Trade, Net. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The Company determines the allowance for doubtful accounts by identifying trouble accounts and by using historical experience applied to an aging of accounts.  The Company also determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $41,000 and $42,000 as of June 30, 2011 and 2010, respectively.

f.
Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.  Estimated useful lives of the major classes of property and equipment are as follows:  furniture and fixtures – 5 years; equipment – 7 years; and computer software – 3 to 5 years.  Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life.   The Company uses accelerated methods for income tax purposes.

g.
Goodwill. Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There were no goodwill impairment charges recorded during fiscal years 2011, 2010 and 2009.

As a result of the acquisition of Pulse, the Company recorded goodwill of $10.4 million on June 18, 2010.  At June 30, 2010, goodwill was adjusted to $10.1 million to reflect the change in fair value of common stock payable at June 30, 2010.  At September 30, 2010, goodwill was decreased by $161,000 to reflect the change in fair value of common stock issued to the Pulse shareholders and increased by $301,000 to record the deferred tax effect of the issuance of the common stock as part of the acquisition.

As the valuation of all assets acquired was finalized in early fiscal 2011, a retroactive adjustment resulted to other intangible assets and goodwill.  The retroactive adjustment of the valuation did not materially impact net income, retained earnings or earnings per share for any period presented. See Note 6 below for additional discussion of the Pulse transaction.   The roll forward of goodwill is as follows (in thousands):

	Management Companies (1)	Contract Manufacturing Services (Pulse)(2)
July 1, 2008 balance	$-	$-
Fiscal 2009 changes	-	-
Fiscal 2009 impairment	-	-
June 30, 2009 balance	$-	$-
Fiscal 2010 changes	-	10,088
Fiscal 2010 impairment	-	-
June 30, 2010 balance	$-	$10,088
Fiscal 2011 changes	-	140
Fiscal 2011 impairment	-	-
June 30, 2011 balance	$-	$10,228

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
(2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

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

i.
Revenue Recognition.   Contract manufacturing service revenue is recognized when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable, which generally occurs at shipment.

j.
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

k.
Earnings (Loss) Per Share. Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options and warrants.  For the years ended June 30, 2011, 2010 and 2009, the Company had outstanding stock options and warrants which were not included in the computation of net loss per share because the shares would be anti-dilutive due to the net loss each period.

l.
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

m.	Inventories. Inventories are valued at the lower of cost, on a first-in, first- out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

   Inventories consist of the following at June 30, 2011 and 2010, (in thousands):

	2011	2010
Raw materials	$98	$61
Work in process	159	146
Finished goods	22	2
Inventories	$279	$209

n.	Other Intangibles. Intangible assets are amortized over their estimated useful lives using the straight-line method.

   The following is a summary of intangible assets subject to amortization as of June 30, 2011 and 2010, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	2011	2010
Customer list	$2,927	$2,927
Backlog	425	425
Other intangibles	15	−
Total intangibles assets	3,367	3,352
Less: accumulated amortization	(858)	(25)
Intangible assets, net	$2,509	$3,327

    The backlog was amortized over a six month period and was fully amortized as of June 30, 2011, and the customer list is amortized over seven years.  Amortization expense was $838,000 and $25,000 for fiscal year 2011 and 2010, respectively.  There was no amortization expense related to intangibles for fiscal year 2009.  Amortization expense for the next five fiscal years is as follows (in thousands):

2012	$426
2013	426
2014	418
2015	418
2016 and beyond	821
$2,509

o.	Shipping and Handling. Shipping and handling costs are included in cost of goods sold.

p.	Reclassifications. Certain items in the prior periods consolidated financial statements have been reclassified to conform to the June 30, 2011 presentation.

q.
Going Concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred a net loss from continuing operations of $7,522,000 for the year ended June 30, 2011, and, as of that date, had a net working capital deficiency of $6,351,000.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to provide the Company with the ability to continue its operations, the Company’s management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance its debts or other obligations, or fund capital expenditures or acquisitions, the Company will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings.

NOTE 3 – FAIR VALUE

    To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value on a recurring basis in the Consolidated Balance Sheet as of June 30, 2011 and 2010:

2011	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$63	$-	$63
Put obligation on common stock	$-	$5,180	$-	$5,180
2010
Assets:
Marketable securities- long-term	$900	$-	$-	$900
Liabilities:
Accrued purchase price	$1,045	$-	$-	$1,045
Interest rate swap	$-	$95	$-	$95

    The Company uses an interest swap to manage the risk associated with its floating long-term notes payable.  As interest rates change, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  The fair value of the interest rate swap was determined to be $63,000 using inputs other than quoted prices in active markets. The fixed interest rate of the interest rate swap is 4.78%. The Company has not designated this interest rate swap for hedge accounting.

    As of June 30, 2011, the aggregate notional amount of the swap agreement was $3.3 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreement.  The interest rate swap is classified within level 2 of the fair market measurements.

    The total gain included in earnings attributable to the change in fair value of the interest rate swap was $32,514 for the year ended June 30, 2011, but there was a loss of $10,852 for the year ended June 30, 2010.  There was no gain or loss associated with the interest rate swap for the year ended June 30, 2009.

NOTE 4 - CONCENTRATION OF RISK

    Pulse Systems provided contract manufacturing services to 116 medical device customers, with approximately 55% of revenue arising from customers located in the San Francisco Bay Area.  For the twelve-months ended June 30, 2011 Pulse’s two largest customers accounted for approximately 53% of its total revenue and the ten largest customers accounted for 78% of Pulse’s total revenue. Pulse was acquired late in fiscal 2010.

    The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits.  Management has deemed this as a normal business risk.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

    Property and equipment at each June 30 consists of the following (in thousands):

	2011	2010
Furniture and fixtures	$452	$420
Machinery and equipment	715	828
Computer software	42	126
	1,209	1,374
Less accumulated depreciation and amortization	(310)	(479)
	$899	$895

    Depreciation expense for each of the years ended June 30, 2011, 2010 and 2009 was $302,000, $143,000 and $183,000, respectively.

NOTE 6 – ACQUISITION

    On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company’s board of directors on July 7, 2010 and, therefore, were revalued at June 30, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, which has been recorded as accrued purchase price at that date, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded.  The Company also assumed Pulse’s term loan to a bank of $4.25 million, after making a payment at closing as discussed below.

    In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse allowed to redeem the preferred units only if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loans are not included in the $9.46 million purchase price listed above.

    During the three months ended September 30, 2010, the Company finalized its valuation of all assets acquired, primarily related to long-lived tangible and intangible assets and restated the balance sheet at June 30, 2010 to reflect the final purchase price allocation.

   A summary of the final purchase price allocation for the acquisition of the Company is as follows (in thousands):

Cash	$287
Accounts receivable	884
Inventories	242
Other current assets	67
Property and equipment	902
Amortizable intangible assets	3,352
Goodwill	10,228
Total assets acquired	15,962

Accounts payable	215
Accrued expenses	321
Deferred tax liability	301
Notes payable	4,250
Capital lease obligation	297
Interest rate swap	85
Redeemable preferred member units	1,850
Total liabilities assumed	7,319
Net assets acquired	$8,643

    The fair value of the consideration paid for the acquisition of the net assets was as follows (in thousands):
Cash at closing	$5,900
Note payable	1,649
UAHC common stock	884
Obligation for estimated purchase price adjustment	210
Total consideration	$8,643

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

2010
Revenues	$11,190
Net loss from continuing operations	$(5,125)

NOTE 7 – INCOME TAXES

    The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of June 30, 2011 and 2010. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2011. The Company has no interest or penalties relating to income taxes recognized in the consolidated statement of operations for the years ended June 30, 2011, 2010 and 2009, or in the consolidated balance sheet as of June 30, 2011 and 2010.   The Company’s tax returns for fiscal 2007 and later remain subject to examination by the Internal Revenue Service and the respective states.

    The components of income tax expense (benefit) from continuing operations for each year ended June 30 are as follows (in thousands):
	2011	2010	2009

Current expense (benefit)	$16	$–	$60
Deferred expense (benefit)	(784)	(1,580)	(2,394)
Change in valuation allowance	784	1,580	2,394
Income tax expense (benefit)	$16	$–	$60

    A reconciliation of the provision for income taxes from continuing operations for each year ended June 30 is as follows (in thousands):
	2011	2010	2009

Income tax benefit at the statutory tax rate	$(2,552)	$(1,582)	$(2,330)
State and city income tax, net of federal effect	11	–	–
Permanent differences	1,761	1	4
Change in valuation allowance	784	1,580	2,394
Other, net	12	1	(8)
Income tax expense (benefit)	$16	$–	$60

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As a result of losses in recent years, management believes that the realization of deferred tax assets does not meet the more likely than not threshold for recognition.

    Components of the Company’s deferred tax assets and liabilities at each year ended June 30 are as follows (in thousands):
	2011	2010
Deferred tax assets:
Accrued compensation	$76	$39
Net operating loss carryforward of consolidated losses	8,452	7,636
Capital loss carryforward	1,350	1,360
Alternative minimum tax credit carryforward	735	735
Property and equipment	–	1
Stock based compensation	588	572
Other	–	106
Total deferred tax assets	11,201	10,449
Deferred tax liability – investment basis difference	(334)	–
Net deferred tax asset	10,867	10,449
Valuation allowance	(11,168)	(10,449)
Net deferred tax liability	$(301)	$-

    As of June 30, 2011, the net operating loss carryforward for federal income tax purposes was approximately $25 million and expires beginning 2022.

NOTE 8 – RELATED PARTY TRANSACTIONS

Convertible Note

    On May 18, 2011, the Company issued a Convertible Promissory Note (the “Convertible Note”) in favor of St. George Investments, LLC (“St. George”), an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer. On that date, St. George had 19.23% beneficial ownership of the Company.  See Note 10 “Notes Payable” for additional discussion of the Convertible Note.

Reimbursement Agreement

    On June 23, 2011, the Company entered into a Reimbursement Agreement and Mutual Release (the “Reimbursement Agreement”) with various parties (collectively, the “Parties”), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership (“STEP”), Bruce R. Galloway (“Galloway”), St. George Investments, LLC, an Illinois limited liability company (“St. George”), John M. Fife (“Fife”), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President.

    Under the Reimbursement Agreement, the Parties agreed to dismiss the litigation between them in the U.S. District Court for the Eastern District of Michigan, the Circuit Court for Wayne County, Michigan, and the Michigan Court of Appeals, as well as to release each other from liability in connection with any issue related to the litigation, in exchange for payments of $5,000 by each of the Company and St. George to STEP (for a total of $10,000). The Parties filed a Joint Stipulation of Dismissal on June 27, 2011.

    As part of the Reimbursement Agreement and as further consideration for the releases, STEP, its principals and affiliates, including Galloway, agreed that for 20 years they would not (i) purchase any shares of common stock of the Company (“Common Stock”), (ii) take any insurgent action against the Company, engage in any type of proxy challenge, tender offer, acquisition or battle for corporate control with respect to the Company, (iii) initiate any lawsuit or governmental proceeding against the Company, its affiliates or any or their respective directors, officers, employees or agents, or (iv) take any action that would encourage any of the foregoing.

    In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company’s Board of Directors (the “Board”) in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company is payable from the proceeds of the sale of artwork owned by the Company. However, the Company’s payment obligation will be due and payable upon the occurrence of the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012.  As of June 30, 2011, the obligation is recorded in accrued expenses on the Consolidated Balance Sheet.

    In connection with the Reimbursement Agreement, Galloway resigned from the Board, on June 23, 2011, effective immediately.

    In addition, in connection with the Reimbursement Agreement, on June 24, 2011, St. George purchased 774,151 shares of the Common Stock owned by STEP, Galloway and their affiliates at a price of $0.20112 per share for a total purchase price of $155,697 (the “Stock Purchase”). Finally, pursuant to the Waiver Agreement dated June 23, 2011, between St. George, the Company, STEP, Galloway and others, STEP, Galloway and their affiliates agreed to sell in the open market within 30 days all of their shares of the Company’s common stock that were not purchased by St. George. After this 30-day period, STEP, its principals and affiliates, including Galloway, will own no Common Stock and are prohibited from owning Common Stock for 20 years in the future.

Promissory Note

    Approximately $0.3 million of the Promissory Note to Pulse Sellers is payable to Chicago Venture Partners, an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer.  Chicago Venture Partners has a 9.0% beneficial ownership in the Company.  See Note 10 “Notes Payable” for additional discussion of the Promissory Note.

Standstill Agreement

    On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). See Note 16 for additional discussion of the Standstill Agreement.

Management Services Agreement

    The Company paid $74,000, $0 and $0 for fiscal 2011, 2010 and 2009, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for rent, insurance and utilities of shared office space.

NOTE 9 - BENEFITS, OPTION PLANS, WARRANTS AND SHARED BASED COMPENSATION

    The Company offered a 401(k) retirement and savings plan that covered substantially all of its Michigan and Tennessee employees. Effective April 1, 2001, the Company matched 50% of an employee's contribution up to 4% of the employee's salary. The 401(k) retirement plan for the Michigan and Tennessee employees will terminate effective November 15, 2011.  The Company also offers a 401(k) retirement and savings plan that covers substantially all of its Pulse employees. Under this plan, the Company matches 100% of an employee’s contribution up to 3% of the employee’s salary, then 50% of an employee’s contribution on the next 2% of the employee’s salary. Expenses related to the 401(k) plans were $65,606, $19,783 and $46,294 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

    The Company has reserved 200,000 common shares for its Employee Stock Purchase Plan ("ESPP"), which became effective October 1996, and enables all eligible employees of the Company to subscribe for shares of common stock on an annual offering date at a purchase price, which is the lesser of 85% of the fair market value of the shares on the first day or the last day of the annual period. There were no employee contributions for each of the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

    The Company’s Board of Directors received stock awards as part of their compensation. Information regarding the stock awards for fiscal 2011, 2010 and 2009, are as follows:

Year	Shares	Amount
2011	34,952	$36,000
2010	26,214	$27,000
2009	74,484	$108,000

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

    On September 27, 2011, the Board of Directors adopted the 2011 Stock Option Plan (“2011 Plan”).  The 2011 Plan’s termination date is 10 years after the effective date.  The maximum number of shares under the 2011 Plan is 1,500,000 common shares.

    Information regarding the stock options outstanding at June 30, 2011, 2010, and 2009, are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
	Shares	Weighted average exercise price	Weighted Average remaining contractual life	Number of shares exercisable	Weighted average exercise price
Options outstanding at June 30, 2009	977	$3.46	5.87 years	785	$3.77
Granted	-	-	-	-	-
Vested	-	-	-	101	2.61
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	(64)	1.83	-	(55)	1.86
Options outstanding at June 30, 2010	913	$3.58	4.86 years	831	$3.76
Granted	-	-	-	-	-
Vested	-	-	-	44	1.95
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	(58)	1.71	-	(43)	1.77
Options outstanding at June 30, 2011	855	$3.68	3.79 years	832	$3.74

    The aggregate intrinsic value of options outstanding as of June 30, 2011 was $0.  The aggregate intrinsic value of options exercisable as of June 30, 2011 was $0.  Options for 236,792 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2011.

    In accordance with GAAP, the Company records compensation cost relating to share-based payment transactions in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.  The Company recorded stock option expense of $49,000, $223,000 and $327,000 for fiscal 2011, 2010 and 2009, respectively.

    The options have terms of 10.0 years and typically vest quarterly over 3 or 4 years.  As of June 30, 2011, future compensation expense to be recognized is expected to be $22,000 through March 2012 related to these options.  The weighted average grant-date fair value of options granted was $1.86 in fiscal 2009.  There were no grants in fiscal 2011 and 2010, and there were no exercises in fiscal 2011, 2010 and 2009.

    The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 2009, depending on the date of issuance:
Dividend yield	0%
Expected volatility	29% to 66%
Risk free interest rate	3.44% to 4.81%
Expected life	5.0 to 10.0 years

    There are warrants also outstanding to purchase 99,999 shares of the Company’s stock at an exercise price of $8.50 per share and 50,000 shares with an exercise price of $9.01.  All of these warrants expire in December 2011.

NOTE 10 – NOTES PAYABLE

    The Company’s long-term borrowings consist of the following at June 30, 2011 and 2010 (in thousands):

	2011	2010
Notes payable to bank	$3,750	$3,984
Notes payable to former common shareholders of Pulse, net of discount of $0 and $0.1 million, respectively	500	1,649
Total debt	4,250	5,633
Less: current portion	(1,250)	(2,710)
Total long-term debt	$3,000	$2,923

    Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of June 30, 2011 or June 30, 2010, and a $5.0 million term loan, with a remaining balance of $3.75 million as of June 30, 2011 and $3.98 million as of June 30, 2010. The revolving loan matures June 30, 2013 and bears interest at prime plus 3.5% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 1%) plus 5.5%. The term loan interest is payable monthly and as of June 30, 2011 is calculated based on prime plus 4.5%, with $187,500 quarterly principal payments due through March 31, 2013, and a final balloon payment of $2,437,500 on June 30, 2013.  The term loan effective interest rate is 7.75% as of June 30, 2011. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

    The Loan Agreement contains financial covenants. For fiscal year 2011, the Company was in compliance with the financial covenants.  In connection with the acquisition and the execution of the Second Amendment to the Loan and Security Agreement (the “Amendment”), the lender waived the existing defaults under the Loan Agreement arising from Pulse System’s failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of December 31, 2009 and March 31, 2010, (b) the Funded Debt to Adjusted EBITDA covenant (as defined therein) as of March 31, 2010, (c) the Fixed Charge Coverage Ratio (as defined therein) as of December 31, 2009 and March 31, 2010, and (d) to timely deliver audited financial statements for the fiscal year ended December 31, 2009. In addition, the Amendment modified the definition of Adjusted EBITDA, to among other things, add $750,000 to the calculation to reflect the $750,000 contribution to capital made by UAHC to Pulse Systems at closing which was applied to reduce the amount of Pulse System’s debt.

    In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the “Pledge Agreement”). The Pledge Agreement restricts the ability of UAHC to incur additional indebtedness, other than the Seller Note and up to $1.0 million of unsecured working capital financing. The Pledge Agreement also generally restricts the payments of dividends or distributions on, and redemptions of, UAHC common stock, except as permitted under the Standstill Agreement, as amended.  See Note 16 for additional discussion of the Standstill agreement.

    The Company also has a promissory note made in favor of the sellers of the Pulse Systems’ common units (the “Sellers”) with a stated amount of $1.75 million payable on January 2, 2011.  The recorded amount of the promissory note at June 30, 2011 was $0.5 million and at June 30, 2010 was $1.65 million, respectively, calculated using a discount rate of 12%.  The promissory note was non-interest bearing and is secured by a pledge of the common units of Pulse Systems acquired by UAHC.  The Sellers’ security interest in the common units of Pulse Systems is subordinate to that of Fifth Third.

    On January 2, 2011, the note became due.  On January 13, 2011, the Company paid $1 million to Pulse Sellers, LLC in partial repayment of the note.  In exchange, Pulse Sellers, LLC granted to the Company a forbearance with respect to payment of the remaining $750,000 until March 31, 2011.  On April 4, 2011, the Board of Directors of the Company approved a Forbearance Agreement under which Pulse Sellers, LLC will agree to temporarily forebear with respect to collection of the remaining balance of $750,000 plus interest under the Note. The principal terms of the current forbearance are as follows:

1)	The Company made an immediate cash payment of $150,000 of principal under the Note in April 2011;
2)	The Company brought the interest charges current through March 31, 2011 at the 18% default rate of interest computed from the default date of January 3, 2011;
3)
The Company shall make monthly principal payments of $50,000 plus accrued interest at 18% on the first day of each month, beginning on May 1, 2011, which have been made, and continuing thereafter for the next 12 months; and

4)
In the event the Company fails to make payment on the Note pursuant to this Forbearance Agreement, the holders of the Note retain all rights and remedies, none of which are waived, including the right to accelerate the entire outstanding balance on the Note, including all interest, default interest and fees, and to effect any and all remedies, including remedies with respect to their collateral, which is a lien on all of the membership units of Pulse. This lien is subordinate to the lien on the membership units of Pulse held by Fifth Third Bank pursuant to the Loan and Security Agreement dated March 31, 2009, as amended on September 23, 2009, June 18, 2010 and June 30, 2011. Mr. John M. Fife, who is the Chairman, Chief Executive Officer and President of the Company, is the representative for Pulse Sellers, LLC. Chicago Venture Partners, L.P., which is an entity controlled by Mr. Fife, is a significant beneficiary of the repayment of the note.

    On May 18, 2011, the Company issued a Convertible Promissory Note (the “Convertible Note”) to St. George, a related party, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes.

    Interest on the Convertible Note accrued at an annual rate of 10%. Principal and interest payments were due at the maturity date of August 17, 2012, or if the Company were to sell substantially all of its assets before then. However, the Company could have paid, without penalty, the Convertible Note before maturity.

    On June 27, 2011, St. George exercised its right to convert into newly issued common stock, the entire $400,000 principal amount, plus $4,383 in accrued interest.  Based on the conversion price of $0.20112 per share set forth in the Convertible Note, the Company issued 2,010,658 new shares of Common Stock to St. George.  The conversion price of $0.20112 per share of Common Stock, represented 80% of the volume-weighted average price for the Common Stock on the 20 trading days immediately preceding May 13, 2011, when the Company’s Board of Directors approved the Convertible Note and the loan from St. George to the Company.

    The beneficial conversion feature related to this convertible debt was $55,250 and was recorded as a discount on the convertible debt, with the offset recorded to additional paid-in-capital.  The entire discount was amortized into interest expense during fiscal 2011 as the debt was converted.

    The schedule of maturities of the long-term notes payable as of June 30, 2011 are as follows (in thousands):

Fiscal 2012	$1,250
Fiscal 2013	3,000
Total	$4,250

    Interest expense was approximately $875,000, $15,000 and $0 for fiscal year 2011, 2010 and 2009, respectively.  Accrued interest as of June 30, 2011 and 2010 was $8,324 and $1,659, respectively.

NOTE 11 – LEASES

    The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through March 2015. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

    Rent expense for the years ended June 30, 2011, 2010 and 2009, totaled $0.2 million, $0.1 million and $0.4 million, respectively.  Minimum future lease payments under the operating leases as of June 30, 2011 are as follows (in thousands):
Fiscal 2012	$139
Fiscal 2013	143
Fiscal 2014	147
Fiscal 2015	112
Total	$541

    The Company leases equipment under various noncancelable capital leases which expire at various dates through July 2014.  Lease payments totaling $9,600 are payable monthly and include interest at approximately 8 to 9 percent.  The leases are collateralized by the underlying assets.  Minimum future lease payments under capital leases as of June 30, 2011 are as follows, not including interest (in thousands):
Fiscal 2012	$101
Fiscal 2013	96
Fiscal 2013	7
Total	204
Less: current portion	(101)
Net Total	$103

    As of both June 30, 2011 and 2010, fixed assets with a cost basis of $416,816 related to these capital leases were recorded on the consolidated balance sheets, with accumulated depreciation of $146,005 and $82,398, respectively.

NOTE 12 – DISCONTINUED OPERATIONS

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

Item	Balance at July 1, 2010	Expense Adjustment		Payments	Balance at June 30, 2011
Lease abandonment, net	$6	$	−	$(6)	$	−
Total	$6	$	−	$(6)	$	−

    In connection with the discontinuance of the TennCare and CMS contracts, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010, and relocated the Tennessee office. The discontinuance of the TennCare and CMS contracts had a material adverse impact on the Company’s operations and financial statements.

    For all periods presented, the Company’s managed care business is classified as discontinued operations.  The Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.   The major classes of assets and liabilities related to discontinued operations, were as follows (in thousands):

	June 30, 2011	June 30, 2010
Assets:
Receivables	$—	$43
Prepaid expenses and other	55	74
Total assets	$55	$117
Liabilities:
Accounts payable	$—	$148
Medical claims payable	16	84
Accrued liabilities	—	16
Total liabilities	$16	$248

    A summary of revenues and income (loss) from discontinued operations is a follows (in thousands):

	For the Year Ended June 30,
	2011	2010	2009
Revenues	$357	$3,475	$16,659
Income (loss) from discontinued operations, before income taxes	396	(742)	(1,858)

NOTE 13 – LEGAL SETTLEMENT

    The Company was a defendant with others in a lawsuit that commenced in February 2005 in the Circuit Court for the 30th Judicial Circuit, in the County of Ingham, Michigan, Case No. 05127CK, entitled "Provider Creditors Committee on behalf of Michigan Health Maintenance Organizations Plans, Inc. v. United American Healthcare Corporation and others, et al." On September 22, 2009, the Company settled this litigation for $3.3 million and all claims were dismissed against the Company and the individuals.  The Company recovered $0.2 million through insurance. In the fourth quarter of fiscal 2009, the Company recorded a provision for this legal settlement of $3.1 million, which is net of the insurance reimbursement of $0.2 million in the fiscal year 2009 statement of operations.

NOTE 14 – REDEEMABLE PREFERRED MEMBER UNITS

    In connection with the acquisition of Pulse,  Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. If Pulse Systems fails to make any of the redemption payments, the redemption price for it preferred units will increase by $0.83 million and the preferred units will be entitled to a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. During the year ended June 30, 2011, Pulse Systems redeemed $400,000 of preferred units and has agreed to continue to redeem $40,000 each month with a final payment of $1.36 million in June 2012. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment.  The redeemable preferred units were recorded in the June 30, 2011 and 2010 consolidated balance sheets at a value of approximately $1.62 million $1.85 million, respectively, discounted using an interest rate of 12%.

    On August 30, 2011, St. George Investments, a related party, purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC.

NOTE 15 – SEGMENT FINANCIAL INFORMATION

    Summarized financial information for the Company’s principal continuing operations for fiscal 2011, 2010 and 2009 is as follows (in thousands):

2011	Management Companies (1)		Contract Manufacturing Services (Pulse) (2)		Eliminations		Consolidated Company
Revenues – external customers	$	−		$8,352	$	−		$8,352
Revenues – intersegment		−		−		−		−
Total revenues	$	−		$8,352	$	−		8,352
Interest expense		$219		$624	$	−		$843
Earnings (loss) from continuing operations, before income taxes		(8,425)		919		−		(7,506)
Segment assets		10,936		16,108		(10,183)		16,861
2010
Revenues – external customers	$	−		$343	$	−		$343
Revenues – intersegment		−		−		−		−
Total revenues	$	−		$343	$	−		$343
Interest expense	$	−		$26	$	−		$26
Earnings (loss) from continuing operations, before income taxes		(4,720)		68		−		(4,652)
Segment assets		15,624		15,844		(10,931)		20,537
2009
Revenues – external customers	$	−	$	−	$	−	$	−
Revenues – intersegment		−		−		−		−
Total revenues	$	−	$	−	$	−	$	−
Interest expense	$	−	$	−	$	−	$	−
Earnings (loss) from operations		(6,852)		−		−		(6,852)
Segment assets		21,063		−		−		21,063

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
(2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 16 – COMMITMENTS & CONTINGENCIES

Standstill Agreement

    On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% beneficial owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”).  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President.  On June 7, 2010, the Company and St. George entered into an Amendment to the Voting and Standstill Agreement (the “Amendment”), and then The Dove Foundation (“Dove”) entered into a Joinder to the Voting and Standstill Agreement.  On June 18, 2010, the Company, St. George and Dove entered into an Acknowledgement and Waiver of Certain Provisions in the Voting and Standstill Agreement, whereby St. George and Dove agreed that the Pulse Systems acquisition shall not be considered a “Triggering Event” under the Standstill Agreement.

    Under the Standstill Agreement, St. George and Dove each have the right (the “Put”) to require the Company to purchase some or all of its shares of the Company’s common stock (“Shares”) at an exercise price of $1.26 per share.  The Put may be exercised between October 1, 2011 and March 29, 2012. As of June 30, 2011, the put obligation is recorded at a fair value of $5,180,000 in current liabilities in the accompanying consolidated financial statements.  If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at June 30, 2011, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.

    The Company has the right (the “Call”) to purchase all of the Shares owned by St. George and Dove at an exercise price of $1.26 per Share, if the Call is exercised between July 1, 2011 and September 30, 2011.  The Call expires upon the earlier of September 30, 2011 and a “Triggering Event,” which means the Company’s execution of a letter of intent or definitive documents for, or the Company’s public announcement of, a business combination, including an acquisition of the Company or by the Company.

    Also under the Standstill Agreement, the Company agreed to maintain certain reserves of its unrestricted cash on its balance sheet, initially equal to 20% of the Company’s pro forma estimate of its 2010 fiscal year end shareholders’ equity and then equal to the Company’s actual 2010 fiscal year-end shareholders’ equity thereafter.  The Company was unable to maintain such cash reserves in 2010 and entered into the Amendment, whereby St. George and Dove waived such cash reserve requirement, provided that the Company replaced such cash reserves with other collateral that is reasonably acceptable to St. George.  To date, the Company has not replaced such cash reserves with other collateral. As a result, the Company is in default of the Standstill Agreement, which gives St. George and Dove the right to exercise the Put at any time.  St. George and Dove have not submitted a notice of default to the Company, which is required under the Standstill Agreement in order to exercise the Put.  If the Put is exercised and the Company goes into default on payment of the Company's Put obligation, the Company would be charged a default rate of 18% on the Put obligation.

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

    On August 17, 2010, Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”) and Bruce Galloway filed suit against the Company, in the Wayne County (Michigan) Circuit Court, Case No. 10-009344-CZ, seeking, among other things, a rescission of the Pulse Systems, LLC acquisition. On August 27, 2010, STEP and Galloway filed a motion for preliminary injunction. On September 3, 2010, the Company filed motions for summary disposition. On September 24, 2010, the circuit court held a hearing on STEP’s and Galloway’s motion for preliminary injunction and the Company’s motions for summary disposition and issued orders denying STEP’s and Galloway’s motion for preliminary injunction, granting the Company’s motions for summary disposition, and dismissing their complaint with prejudice as to all defendants. On October 15, 2010, STEP and Galloway filed a Claim of Appeal with the State of Michigan Court of Appeals, challenging the circuit court’s orders granting summary disposition in favor of the Company and dismissing the complaint. On June 23, 2011, the Company entered into a Reimbursement Agreement and Mutual Release with various parties, including STEP and Galloway, which settled the litigation. See “Reimbursement Agreement” under Note 8 “Related Party Transactions” for additional discussion of the settlement terms.

    On April 26, 2010, Legacy Commercial Flooring Ltd. (“Legacy”) filed an action against the Company in Franklin County Common Pleas Court in Columbus, Ohio. The action alleges that, in failing to close its acquisition of Legacy, the Company breached its duty to negotiate in good faith and the Company is therefore liable to Legacy for the amounts expended of approximately $350,000 in connection with the transaction. Upon the Company’s motion, the case was removed to the U.S. District Court for the Southern District of Ohio. In the district court, the Company filed a motion to dismiss, and Legacy filed a motion to remand the case back to the Franklin County Common Pleas Court. The district court denied Legacy’s motion to remand and has granted the Company’s motion to dismiss the case.

NOTE 17 – RECENTLY ENACTED PRONOUNCEMENTS

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

NOTE 18 – SETTLEMENT AGREEMENT

    On May 13, 2011, the Company and William L. Dennis (“Dennis”), who is the former Chief Financial Officer and the former Treasurer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Settlement Agreement”). The Settlement Agreement became effective on May 21, 2011.  In the Settlement Agreement, the Company and Dennis released one another and their respective affiliates from all liability arising on or before May 21, 2011, in connection with or arising out of Dennis’ employment by or separation from the Company, except for breach of the Settlement Agreement.  The Company paid Dennis $30,000.  As of June 30, 2011, there were no remaining liabilities related to this Settlement Agreement

    On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. With respect to the $160,000 that is payable out of proceeds from the sale of artwork, if there is a balance owing to Brooks on December 31, 2011, the Company may elect to pay the balance in cash or in artwork, at an appraised value.  As of June 30, 2011, there was $250,000 outstanding under this settlement agreement.  This amount is included in accrued expenses in the Company’s consolidated balance sheet.

NOTE 19 – SUBSEQUENT EVENT

    The Company has performed a review of events subsequent to the balance sheet date.

    On September 28, 2011, the Company issued a promissory note to St. George in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.  St. George is an affiliate of John M. Fife, who is the President, Chief Executive Officer, Chairman of the Board of Directors, and largest shareholder of the Company.  This promissory note bears interest at an annual rate of 10% and payments of principal and interest are due upon maturity, which is the earlier of December 31, 2014 or a sale of the assets or equity of the Company or its subsidiary Pulse Systems, LLC.  If the Company is unable to pay this promissory note in cash, the holder has the right to convert all or any part of the amount of principal and interest into shares of common stock of the Company at a conversion price of $0.0447 per share.

(This page intentionally left blank.)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
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
Exhibit 2.2 to Form 8-K filed June 24, 2010
2.4	Redemption Agreement, dated June 18, 2010, by and between Pulse Systems, LLC and Pulse Systems Corporation	Exhibit 2.3 to Form 8-K filed June 24, 2010
3.1	Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (“1991 S-1”)
3.2	Certificate of Amendment to the Articles of Incorporation of Registrant	Exhibit 3.1(a) to 1991 S-1
3.3	Amended and Restated Bylaws of United American Healthcare Corporation	Exhibit 3.3 to Registrant’s 2010 From 10-K
4.1	Form of Common Share Certificate	Exhibit 4.2 to the Registrant’s 1995 Form 10-K
4.2	Form of Common Stock Purchase Warrant, dated December 13, 2006, issued by United American Healthcare Corporation	Exhibit 4.1 to Form 8-K filed December 15, 2006
4.3	Form of Registration Rights Agreement, dated December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.2 to Form 8-K filed December 15, 2006
4.4
Loan and Security Agreement, dated March 31, 2009, as amended by the First Amendment to the Loan and Security, dated September 23, 2009, and by the Second Amendment to the Loan and Security Agreement, dated June 18, 2010, each by and between Fifth Third Bank and Pulse Systems, LLC
Exhibit 4.1 to Form 8-K filed June 24, 2010
4.5	Membership Interest Pledge Agreement, dated June 18, 2010, delivered by United American Healthcare Corporation to Fifth Third Bank	Exhibit 4.2 to Form 8-K filed June 24, 2010
4.6	Convertible Promissory Note, dated May 18, 2011 by and among United American Healthcare Corporation and St. George Investments, LLC		*
4.7	Third Amendment to Loan and Security Agreement, dated June 30, 2011, between Pulse Systems, LLC and Fifth Third Bank		*
4.8	Promissory Note, dated September 28, 2011 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed October 4, 2011
10.1**	Summary of Director Compensation
10.2	Contract #H6934, effective September 29, 2006, by and between Centers for Medicare & Medicaid Services and UAHC Health Plan of Tennessee, Inc. with its Attachment A and Addendum D	Exhibit 10.1 to Form 8-K filed October 16, 2006
10.3	Form of Purchase Agreement, dated as of December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.1 to Form 8-K filed December 15, 2006
10.4**	United American Healthcare Corporation Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2005 and dated November 9, 2006	Exhibit 10.1 to Form 10-Q filed January 25, 2007
10.5**	Amended and Restated United American Healthcare Corporation 1998 Stock Option Plan
10.6**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.68 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.7**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.69 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.8	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.71 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.9	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.72 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.10	Form of Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and each of its non-employee directors	Exhibit 10.74 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.11**	Employment Agreement, dated August 28, 2009, by and between the United American Healthcare Corporation and Anita R. Davis.	Exhibit 10.1 to Form 8-K filed August 31, 2009
10.12**	Employment Agreement, dated January 16, 2010, by and between United American Healthcare Corporation and William L. Dennis	Exhibit 10.1 to Form 8-K filed January 21, 2010
10.13	Voting and Standstill Agreement, dated March 19, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.1 to Form 8-K filed March 22, 2010
10.14	Amendment to Voting and Standstill Agreement, dated June 7, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010
10.15	Agreement to Join the Voting and Standstill Agreement, dated June 7, 2010, by and among The Dove Foundation, United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
10.16
Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement, dated June 18, 2010, by and among United American Healthcare Corporation, St. George Investments, LLC and The Dove Foundation
Exhibit 10.2 to Form 8-K filed June 24, 2010
10.17**	Employment Agreement, dated July 24, 2007, by and between Pulse Systems, LLC and Herbert J. Bellucci	Exhibit 10.1 to Form 8-K filed June 24, 2010
10.18**	Settlement Agreement and Mutual Full General Release by and between United American Healthcare and William L. Dennis		*
10.19	Settlement Agreement and Mutual Full General Release by and between United American Healthcare and William C. Brooks		*
10.20
Reimbursement Agreement and Mutual Release by and among United American Healthcare Corporation, Stragetic Turnaround Equity Partners, LP, Bruce Galloway, St. George Investments, John M. Fife and several of their other affiliates
*
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