Form 10-Q
period 2011-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2011-11-14
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-Q
        (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan State or other jurisdiction of incorporation or organization)	38-2526913 (I.R.S. Employer Identification No.)
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (313) 393-4571

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
 Yes [  ]  No [  ]

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of outstanding shares of registrant’s common stock as of November 11, 2011 is 11,817,766.

United American Healthcare Corporation

Form 10-Q

Part I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements
    United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$1,574	$1,532
Accounts receivable, net	757	895
Inventories	160	279
Prepaid expenses and other	91	53
Total current assets	2,582	2,759

Property and equipment, net	1,000	899
Goodwill	10,228	10,228
Other intangibles, net	2,399	2,509
Other assets	466	466
Assets of discontinued operations	55	55
Total assets	$16,730	$16,916
Liabilities and Shareholders’ Equity
Current liabilities
Long-term debt, current portion	$1,100	$1,250
Accounts payable	327	260
Accrued expenses	658	692
Put obligation on common stock	—	5,180
Redeemable preferred member units of subsidiary, current portion and net of discount	1,550	1,622
Other current liabilities	100	106
Total current liabilities	3,735	9,110

Long-term debt, less current portion	3,213	3,000
Put obligation on common stock	5,647	—
Deferred tax liability	301	301
Capital lease obligations, less current portion	76	103
Interest rate swap obligation, at fair value	62	63
Liabilities of discontinued operations	16	16
Total liabilities	13,050	12,593

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 11,817,766 shares issued and outstanding at both September 30, 2011 and June 30, 2011	19,036	19,036
Additional paid in capital	2,258	2,251
Accumulated deficit	(17,614)	(16,964)
Total shareholders’ equity	3,680	4,323
Total liabilities and shareholders’ equity	$16,730	$16,916

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010

Contract manufacturing revenue	$1,731	$2,117

Operating Expenses
Cost of contract manufacturing services	1,003	1,003
Marketing, general and administrative	761	2,180
Total operating expenses	1,764	3,183
Operating loss	(33)	(1066)
Interest and other income (expense), net	(157)	(236)
Change in fair value of put obligation	(467)	—
Loss from continuing operations, before income tax	(657)	(1,302)
Income tax expense	8	—
Net loss from continuing operations	(665)	(1,302)
Discontinued Operations:
Income (loss) from discontinued operations, before income taxes	15	(91)
Income tax expense	—	—
Net income (loss) from discontinued operations	15	(91)

Net loss	$(650)	$(1,393)

Continuing Operations:
Net loss per common share – basic and diluted
Net loss per common share	$(0.06)	$(0.14)
Weighted average shares outstanding	11,818	9,562

     Discontinued Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$(0.00)	$(0.01)
Weighted average shares outstanding	11,818	9,562

Net loss per common share – basic and diluted
Net loss per common share	$(0.06)	$(0.15)
Weighted average shares outstanding	11,818	9,562

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2011		2010
Operating activities
Net loss		$(650)		$(1,393)
Less: Net income (loss) from discontinued operations		15		(91)
Net loss from continuing operations		(665)		(1,302)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization		215		381
Amortization of debt discount		48		106
Change in fair value of put obligation		467		−
Stock-based compensation		7		19
Net changes in other operating assets and liabilities		243		481
Net cash provided by (used in) operating activities of continuing operations		315		(315)
Net cash used in operating activities of discontinued operations		15		(108)
Net cash provided by (used in) operating activities		330		(423)

Investing activities
Purchase of equipment		(206)		(28)
Proceeds from sales of marketable securities		−		899
Acquisition of Pulse Systems, LLC, net of cash acquired		−		(210)
Net cash provided by (used in) investing activities of continuing operations		(206)		661
Net cash provided by investing activities of discontinued operations		−		−
Net cash provided by (used in) investing activities		(206)		661

Financing activities
Payments of long-term debt		(337)		(265)
Redemption of preferred member units of subsidiary		(120)		(80)
Proceeds from debt borrowings		400		−
Payments on capital lease obligations		(25)		(22)
Net cash used in financing activities of continuing operations		(82)		(367)
Net cash used in financing activities of discontinued operations		−		−
Net cash used in financing activities		(82)		(367)

Net increase (decrease) in cash and cash equivalents		42		(129)
Cash and cash equivalents at beginning of period		1,532		3,458
Cash and cash equivalents at end of period		$1,574		$3,329

Supplemental disclosure of cash flow information
Interest paid		$113		$92
Income taxes paid		$8	$	−
Supplemental noncash financing activities
Stock issued as part of acquisition of Pulse Systems, LLC	$	−		$884

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

United American Healthcare Corporation (the “Company” or “UAHC”) was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985.

From November 1993 to June 2009, the Company’s indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. (“UAHC-TN”), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients.  From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the “Medicare contract”) pursuant to a contract with the Centers for Medicare & Medicaid Services (“CMS”).   The Company completed the winddown of the Medicare business on December 31, 2010. See Note 5 for a discussion of Tennessee operations.

On June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as “Pulse Systems” or “Pulse”) for consideration with a fair value of $9.0 million, net of cash acquired and subject to certain purchase price adjustments. With the acquisition of Pulse Systems on June 18, 2010, UAHC provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.

In our most recent annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 13, 2011, the Company had a net loss from continuing operations of $7.5 million during the year ended June 30, 2011, and a working capital deficiency of $6.4 million as of June 30, 2011.  These factors raised substantial doubt as to the Company's ability to continue as a going concern when the Company's Form 10-K was filed.  Since June 30, 2011, the Company has continued to manage its corporate overhead, obtained an extension of the date upon which put options on the Company's common stock become exercisable, as described further in Note 13, and obtained additional borrowings for working capital needs.  In light of the above actions, management believes that the Company has the ability to continue as a going concern at least through the first quarter of fiscal year 2013.

NOTE 2 – BASIS OF PREPARATION

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

For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Company’s managed care business is classified as discontinued operations.  Beginning December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2012 (“fiscal 2012”) or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 13, 2011.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Goodwill.  Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There were no goodwill impairment charges recorded during the three months ended September 30, 2011 or 2010.

As a result of the acquisition of Pulse, the Company recorded Goodwill of $10.2 million.  There were no changes to goodwill during the three months ended September 30, 2011. See Note 4 below for additional discussion of the Pulse transaction.
b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at September 30, 2011 and June 30, 2011, (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$26	$98
Work in process	106	159
Finished goods	28	22
Inventories	$160	$279

c.
Other Intangibles.  Intangible assets are amortized over their estimated useful lives using the straight-line method.  The following is a summary of intangible assets subject to amortization as of September 30, 2011 and June 30, 2011 (in thousands):

	September 30, 2011	June 30, 2011
Customer list	$2,927	$2,927
Backlog	425	425
Other intangibles	15	15
Total intangible assets	3,367	3,367
Less: accumulated amortization	(968)	(858)
Other intangible assets, net	$2,399	$2,509

    The backlog was amortized over a six month period and was fully amortized as of June 30, 2011, and the customer list is amortized over seven years.  Amortization expense was $0.1 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively.

d.
Fair Value Measurements.  To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2011 and June 30, 2011:

September 30, 2011	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$62	$-	$62
Put obligation on common stock	$-	$5,647	$-	$5,647
June 30, 2010	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$63	$-	$63
Put obligation on common stock	$-	$5,180	$-	$5,180

The Company uses an interest swap to manage the risk associated with its floating long-term note payable.  As interest rates change, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swap is recognized as interest expense or income during each reporting period.  As of September 30, 2011, the fair value of the interest rate swap was determined to be $62,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.

As of September 30, 2011, the aggregate notional amount of the swap agreements was $3.0 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreement.

The total gain included in earnings for the quarter ended September 30, 2011 related to the change in fair value of the interest rate swap was $879.

The put obligation on the Company's common stock, which is further discussed in Note 13, had a fair value of $5,647,000 as of September 30, 2011.  The total expense included in earnings for the quarter ended September 30, 2011 related to the change in fair value of the put obligation, was $467,000.

NOTE 4 – ACQUISITION

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

    In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse is allowed to redeem the preferred units only if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unit holders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unit holders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loans are not included in the $9.46 million purchase price listed above.

The Company finalized its valuation of all assets acquired during the three months ended September 30, 2010, primarily related to long-lived tangible and intangible assets and restated the balance sheet at June 30, 2010 to reflect the final purchase price allocation.

NOTE 5 – DISCONTINUED OPERATIONS

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

During fiscal year 2011, the Company recognized a liability for certain costs associated with an exit or disposal activity and measured the liability initially at its fair value in the period in which the liability was incurred.  The costs recognized included employee termination benefits, lease termination and costs to relocate the Company’s facility. As of June 30, 2011, all amounts have been paid.

In connection with the discontinuance of the TennCare and CMS contracts, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010, and relocated the Tennessee office. The discontinuance of the TennCare and CMS contracts has had a material adverse impact on the Company’s operations and consolidated financial statements.

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

	September 30, 2011	June 30, 2011
Assets:
Prepaid expenses and other	$55	$55

Liabilities:
Medical claims payable	$16	$16

    A summary of revenues and income (loss) from discontinued operations is as follows (in thousands):

	For the Three Months Ended September 30,
	2011	2010
Revenues	$-	$-
Income (loss) from discontinued operations, before income taxes	15	(91)

NOTE 6 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at September 30, 2011, and June 30, 2011, respectively (in thousands):

	September 30, 2011	June 30, 2011
Note payable to bank	$3,563	$3,750
Note payable to former common shareholders of Pulse	350	500
Note payable to related party	400	−
Total debt	4,313	4,250
Less: current portion	(1,100)	(1,250)
Total long-term debt	$3,213	$3,000

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of September 30, 2011 or June 30, 2011, and a $5.0 million term loan, with a remaining balance of $3.56 million as of September 30, 2011 and $3.75 million as of June 30, 2011. The revolving loan matures June 30, 2013 and bears interest at prime plus 3.5% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 1%) plus 5.5%. The term loan interest is payable monthly and as of September 30, 2011 is calculated based on prime plus 4.5%, with $187,500 quarterly principal payments due through March 31, 2013, and a final balloon payment of $2,437,500 on June 30, 2013.  The term loan effective interest rate is 7.75% as of September 30, 2011. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the “Pledge Agreement”). The Pledge Agreement restricts the ability of UAHC to incur additional indebtedness, other than the Seller Note and up to $1.0 million of unsecured working capital financing. The Pledge Agreement also generally restricts the payments of dividends or distributions on, and redemptions of, UAHC common stock, except as permitted under the Standstill Agreement, as amended.  See Note 13 for additional discussion of the Standstill agreement.

The Company also has a promissory note made in favor of the sellers of the Pulse Systems’ common units (the “Sellers”) with a stated amount of $1.75 million payable on January 2, 2011.  Under the terms of this note, the full balance was due and payable on January 2, 2011.  Pursuant to a forbearance letter dated January 10, 2011, Pulse Sellers, LLC offered to accept a $1,000,000 cash payment and to defer the $750,000 balance until March 31, 2011.  The $1,000,000 cash payment was made on January 13, 2011, but the $750,000 payment due on March 31, 2011 was not made.  On April 4, 2011 the Board of Directors of the Company approved a

Forbearance Agreement under which Pulse Sellers, LLC agreed to temporarily forebear with respect to the collection of the remaining balance of $750,000 plus interest under the Note. In April, the Company made an immediate cash payment of $150,000 of principal and brought the interest charges current through March 31, 2011 at the 18% default rate.  The Company shall make monthly principal payments of $50,000 plus accrued interest at 18% on the first day of each month, beginning May 1, 2011, all of which have been made.  The recorded amount of the promissory note at September 30, 2011 was $350,000 and at June 30, 2011 was $500,000.  The promissory note is secured by a pledge of the common units of Pulse Systems acquired by UAHC.  The Sellers’ security interest in the common units of Pulse Systems is subordinate to that of Fifth Third.

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) to St. George Investments ("St. George"), a related party, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Promissory Note accrues at an annual rate of 10%. Principal and interest payments are due at the maturity date of December 31, 2014, or if the Company were to sell substantially all of its assets before then. However, the Company can pay, without penalty, the Promissory Note before maturity.  In the case of default, St. George  can convert all or part of the principal amount and the unpaid interest into newly issued shares of the Company’s common stock at a conversion price is $0.0447 per share.

Interest expense was approximately $157,000 and $236,000 for three months ended September 30, 2011 and 2010, respectively.  Accrued interest as of September 30, 2011 and June 30, 2010 was $5,874 and $8,324, respectively.

NOTE 7 – REDEEMABLE PREFERRED MEMBER UNITS

In connection with the acquisition of Pulse,  Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. If Pulse Systems fails to make any of the redemption payments, the redemption price for its preferred units will increase by $0.83 million and the preferred units will be entitled to a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million.  During the three months ended September 30, 2011, Pulse Systems redeemed $120,000 of preferred units and has agreed to continue to redeem $40,000 each month with a final payment of $1.36 million due in June 2012.  The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.  In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment.  The redeemable preferred units were recorded in the September 30, 2011 and June 30, 2011 consolidated balance sheets at a value of approximately $1.55 million and $1.62 million, respectively, discounted using an interest rate of 12%.

On August 30, 2011, St. George, a related party, purchased the preferred member units held by Pulse Corporation in Pulse Systems, LLC.

NOTE 9 – NET LOSS PER COMMON SHARE

Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended September 30, 2011 and 2010, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 10 –COMPREHENSIVE LOSS

The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net loss	$(650)	$(1,393)
Unrealized holding gain (loss), net of tax	−	(1)
Comprehensive loss	$(650)	$(1,394)

NOTE 11 –SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant.  The Company recorded stock based compensation expense of approximately $8,000 and $19,000 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Promissory Note

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) in favor of St. George, an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer. On that date, St. George had 25.92% beneficial ownership of the Company.  See Note 6 “Notes Payable” for additional discussion of the Promissory Note.

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

In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company’s Board of Directors (the “Board”) in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company is payable from the proceeds of the sale of artwork owned by the Company. However, the Company’s payment obligation will be due and payable upon the occurrence of the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated

March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012.  As of September 30, 2011, the $225,409 obligation is recorded in accrued expenses on the Consolidated Balance Sheet.

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

Promissory Note

Approximately $0.2 million of the Promissory Note to Pulse Sellers is payable to Chicago Venture Partners, an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer.  Chicago Venture Partners has a 9.0% beneficial ownership in the Company.  See Note 6 “Notes Payable” for additional discussion of the Promissory Note.

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). See Note 13 for additional discussion of the Standstill Agreement.

Management Services Agreement

The Company paid approximately $27,000 and  $0  for the three months ended September 30,  2011and 2010, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for rent, insurance and utilities of shared office space.

NOTE 13 – COMMITMENT & CONTINGENCIES

Standstill Agreement

March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% beneficial owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”).  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President .   On June 7, 2010, the Company and St. George entered into an Amendment to the Voting and Standstill Agreement (the “Amendment”), and then The Dove Foundation (“Dove”) entered into a Joinder to the Voting and Standstill Agreement.  On June 18, 2010, the Company, St. George and Dove entered into an Acknowledgement and Waiver of Certain Provisions in the Voting and Standstill Agreement, whereby St. George and Dove agreed that the Pulse Systems acquisition shall not be considered a “Triggering Event” under the Standstill Agreement. On November 3, 2011, the Company, St. George, and Dove entered into an Amendment to the Standstill Agreement (the "Second Amendment").  Under the Second Amendment St. George and Dove have agreed to forbear until October 1, 2012 on exercising their rights to cause the Company to purchase their respective shares of the Company's common stock.

Under the Standstill Agreement, St. George and Dove each have the right (the “Put”) to require the Company to purchase some or all of its shares of the Company’s common stock (“Shares”) at an exercise price of $1.26 per share.  Under the Second Amendment, the Put may be exercised between October 1, 2012 and March 30, 2013. As of September 30, 2011 and June 30, 2011, the put obligation is recorded at a fair value of $5,646,739 and $5,180,000, respectively,  in liabilities in the accompanying consolidated financial statements.  If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at September 30, 2011, then the cash paid by the Company would be $3,860,319 and $2,020,595, respectively.

The Company had the right (the “Call”) to purchase all of the Shares owned by St. George and Dove at an exercise price of $1.26 per Share, if the Call was exercised between July 1, 2011 and September 30, 2011.  The Call expired on September 30, 2011.

Also under the Standstill Agreement, the Company agreed to maintain certain reserves of its unrestricted cash on its balance sheet, initially equal to 20% of the Company’s pro forma estimate of its 2010 fiscal year end shareholders’ equity and then equal to the Company’s actual 2010 fiscal year-end shareholders’ equity thereafter.  The Company was in default of the Standstill Agreement, which gave St. George and Dove the right to exercise the Put at any time.  St. George and Dove submitted a notice of default to the Company, which was required under the Standstill Agreement in order to exercise the Put. Under the Second Amendment, the Company has acknowledged that an "Event of Default" under the Voting and Standstill Agreement has occurred and that, as a result, certain provisions of the Voting and Standstill Agreement have termintated and are no longer in effect.  However, these rights will accelerate and become immediately exercisable upon the occurrence of certain events such as a default, a sale of the Company or its subsidiary Pulse Systems, LLC, or the Company ceasing to be current in its reporting obligations under Section 13 of the Securities Exchange Act of 1934, as amended.

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

NOTE 14 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 15 – SETTLEMENT AGREEMENT

On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. With respect to the $160,000 that is payable out of proceeds from the sale of artwork, if there is a balance owing to Brooks on December 31, 2011, the Company may elect to pay the balance in cash or in artwork, at an appraised value.  As of September 30, 2011, there was $220,000 outstanding under this settlement agreement.  This amount is included in accrued expenses in the Company’s consolidated balance sheet.

NOTE 16 – UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations is as follows (in thousands):
Three Months Ended September 30, 2011	Management Companies (1)		Contract Manufacturing Services (2)	Eliminations		Consolidated Company
Revenue – external customers	$	−	$1,731	$	−	$1,731
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$1,731	$	−	$1,731
Earnings (loss) from continuing operations, before income taxes		$(658)	$1	$	−	$(657)
As of September 30, 2011
Segment assets		$10,861	$15,964		$(10,150)	$16,675

Three Months Ended September 30, 2010	Management Companies (1)		Contract Manufacturing Services (2)	Eliminations		Consolidated Company
Revenue – external customers	$	−	$2,117	$	−	$2,117
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$2,117	$	−	$2,117
Earnings (loss) from continuing operations, before income taxes		$(1,446)	$144	$	−	$(1,302)
As of June 30, 2010
Segment assets		$10,936	$16,108		$(10,183)	$16,861

(1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
(2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 17 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in our reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for fiscal 2011.  Given such uncertainties, you should not place undue reliance on any such forward-looking statements.  The forward-looking statements included in this report are made as of the date hereof.  Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

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

Acquisition of Pulse Systems, LLC

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. See Note 4 to the Unaudited Condensed Consolidated Financial Statements for additional discussion of the purchase terms.

Operating Results

For the Three Months Ended September 30, 2011 Compared
to the Three Months Ended September 30, 2010

Total operating revenues decreased $0.4 million for the three months ended September 30, 2011, over the three months ended September 30, 2010.  The decrease in revenue was primarily due to the timing of customer orders.

Total operating expenses decreased by $1.4 million (45%) to $1.8 million for the three months ended September 30, 2011 as compared to $3.2 million for the three months ended September 30, 2010.  The decrease in operating expenses is primarily the result of a decrease in marketing, general and administrative expenses. Approximately 91% of total operating expenses relate to the Pulse operations for the three months ended September 30, 2011.

Costs of contract manufacturing services remained the same at  $1.0 million for the three months ended September 30, 2011 and September 30, 2010.

Marketing, general and administrative expenses decreased $1.4 million (65%) to $0.8 million for the three months ended September 30, 2011 from $2.2 million for the three months ended September 30, 2010.  The decrease was principally due to decreases in legal and consulting expenses and operational costs related to the Medicare operations.  Approximately 78% of the marketing, general and adminstrative expenses relate to the Pulse operations for the three months ended September 30, 2011.

There was no income tax expense for the three months ended September 30, 2011 or September 30, 2010. The Company's effective tax rate for both periods differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations before income taxes was $657,000 for the quarter ended September 30, 2011 compared to loss from continuing operations before income taxes of $1.1 million for the quarter ended September 30, 2010.  Net loss from continuing operations was $665,000, or $(0.06) per basic share, for the quarter ended September 30, 2011, compared to a net loss from continuing operations of $1.3 million, or $(0.14) per basic share, for the quarter ended September 30, 2010.

Net income from discontinued operations was $15,000 or $0.00 per basic share for the quarter ended September 30, 2011, compared to a net loss from discontinued operations of $91,000, or $(0.01) per basic share for the quarter ended September 30, 2010.

Net loss was $650,000 or $(0.06) per basic share for the quarter ended September 30, 2011 compared to a net loss of $1.4 million, or $(0.15) per basic share for the quarter ended September 30, 2010.

Liquidity and Capital Resources

Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and to fund planned capital spending and other commitments and contingencies. The Company's ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at their present interest rates and other terms.   The Company expects that it will require additional capital within the next 6 months.   Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2012.  The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors.   Any such equity financing may result in significant dilution of the Company’s existing shareholders.

As a result of the Pulse acquisition, the Company incurred and assumed certain debt obligations including, (a) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse) and (b) the funding of $2.5 million for certain obligations of Pulse.  The Company also assumed Pulse’s outstanding term loan.  See Note 4 to the Unaudited Consolidated Financial Statements above for additional discussion.

At September 30, 2011, the Company had (i) cash and cash equivalents and short-term marketable securities of $1.6 million, compared to $1.5 million at June 30, 2011 and negative working capital of $1.2 million, compared to negative working capital of $6.4 million at June 30, 2011.  In order to provide the Company with the ability to continue its operations, the Company’s management has instituted cost savings actions to reduce corporate overhead and obtained an extension of the date upon which put options on the Company's common stock become exercisable as described further in Note 13. As a result of the extension, the put obligation on common stock is classified as a long-term liability as of September 30, 2011 as opposed to a short-term liability as of June 30, 2011. To the extent the Company needs to finance our debt or other obligations, or fund capital expenditures or acquisitions, we will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings. These financings will probably be highly dilutive to existing shareholders. Market and economic conditions may continue to limit our sources of funds for these activities and our ability to finance our debts or other obligations. We may seek financing from members of our Board of Directors, including Mr. Fife, and their affiliates. We may have no alternatives other than to seek and accept additional financing from Mr. Fife’s affiliates.

 In addition, the Company is attempting to liquidate its art collection to raise cash. However, the Company is obligated to pay 50% of the first $160,000 in proceeds from sales of its artwork to William C. Brooks pursuant to a settlement agreement, as described in Note 15 to the Financial Statements accompanying this report.  The Company is also obligated to pay 50% of the first $160,000 in proceeds from sales of its artwork, and to pay all of such proceeds over $160,000 up to $225,409 to Strategic Turnaround Equity Partners, L.P. (Cayman), and its affiliates pursuant to a reimbursement agreement, as described in Note 12 to the Unaudited Consolidated Financial Statements accompanying this report.  If this $225,409 is not repaid from the sale of the Company's artwork upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012, then this obligation, less any paydown from the sale of artwork, becomes a due and payable cash obligation of the Company.

Net cash provided by operating activities of $0.3 million for the three months ended September 30, 2011 was primarily due to reductions in accounts receivables and inventories.  Net cash used in investing activities of $0.2 million for the three months ended September 30, 2011 was due to equipment purchases.  Cash used in financing activities of $0.1 million for the three months ended September 30, 2011 was primarily attributable to payments made to the notes payable to a bank and redemption of the preferred stock, offset by proceeds from debt borrowings.  Increase in cash was $45,000 compared to a decrease in cash of $0.1 million for the three months ended September 30, 2011 and September 30, 2010, respectively.

The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of September 30, 2011, then the cash paid by the Company would be $3,860,319 and $2,020,595, respectively.  The put exercise period runs from October 1, 2012, through March 30, 2013.  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, CEO and President.  For further details, see Note 13 to the Unaudited Consolidated Financial Statements accompanying this report.

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

On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. With respect to the $160,000 that is payable out of proceeds from the sale of artwork, if there is a balance owing to Brooks on December 31, 2011, the Company may elect to pay the balance in cash or in artwork, at an appraised value.  For further details, see Note 15 to the Financial Statements accompanying this report.

Pulse Sellers, LLC is the holder of the Secured Promissory Note, dated June 17, 2010, made by the Company in the original amount of $1,750,000. Under the terms of this note, the full balance was due and payable on January 2, 2011. Pursuant to a forbearance letter dated January 10, 2011, Pulse Sellers, LLC offered to accept a $1,000,000 cash payment and to defer the $750,000 balance until March 31, 2011. The $1,000,000 cash payment was made on January 13, 2011, but the $750,000 payment due on March 31, 2011 was not made.  On April 4, 2011, the Board of Directors of the Company approved a Forbearance Agreement under which Pulse Sellers, LLC agreed to temporarily forebear with respect to collection of the remaining balance of $750,000 plus interest under the Note.  In April, the Company made an immediate cash payment of $150,000 of preincipal and brought the interst charges current through March 31, 2011 at the 18% default rate.  The Company shall make monthly principal payments of $50,000 plus accrued interest at 18% on the first day of each month, beginning May 1, 2011, which have been made. As of September 30, 2011, the remaining balance was $355,000, including accrued interest.

On June 23, 2011, the Company, together with John M. Fife, who is the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, and several of Mr. Fife’s affiliates, including St. George Investments, LLC (“St. George”), entered into a

Reimbursement Agreement and Mutual Release (the “Reimbursement Agreement”) with Bruce R. Galloway, who is a former director of the Company, and several of Mr. Galloway’s affiliates, including Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”).  Under the Reimbursement Agreement, the Company is required to pay STEP $225,409 from proceeds of the sale of artwork owned by the Company. The Company must pay this amount, regardless of whether proceeds from the sale of artwork are sufficient, upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012.  For further details, see Note 12 to the Financial Statements accompanying this report.

On September 28, 2011, the Company issued a promissory note to St. George in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.  St. George is an affiliate of John M. Fife, who is the President, Chief Executive Officer, Chairman of the Board of Directors, and largest shareholder of the Company.  This promissory note bears interest at an annual rate of 10% and payments of principal and interest are due upon maturity, which is the earlier of December 31, 2014 or a sale of the assets or equity of the Company or its subsidiary Pulse Systems, LLC.  If the Company defaults on the note, the holder has the right to convert all or any part of the amount of principal and interest into shares of common stock of the Company at a conversion price of $0.0447 per share.

Item 4.  Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

    There was no change in our internal control over financial reporting during the first quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    As stated in Note 1 to the financial statements that accompany this Report, the Company needs to raise additional cash.  You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

We expect that we could require additional capital within the next 6 months.

    Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company could be at or below minimum levels of cash necessary to operate the business during fiscal 2012.  The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors.   Any such equity financing may result in significant dilution of the Company’s existing shareholders.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

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

                                                               United American Healthcare Corporation

Date: November 14, 2011	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasury
(Principal Financial Officer)