Form 10-Q/A
period 2011-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2011-12-14
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

Amendment No. 1 to
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
 Yes [  ]  No [ x ]

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

The number of outstanding shares of registrant’s common stock as of November 14, 2011 is 11,817,766.

Explanatory Note

The purpose of this Amendment No. 1 to the Company's  Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011  (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               United American Healthcare Corporation

Date: December 14, 2011	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2011	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasury
(Principal Financial Officer)