Form 10-Q
period 2011-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2012-02-21
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-Q
              (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (313) 393-4571

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

    The number of outstanding shares of registrant’s common stock as of February 21, 2012 is 11,817,766.

United American Healthcare Corporation

Form 10-Q

Part I.                      FINANCIAL INFORMATION

             Item 1.  Financial Statements

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$906	$1,532
Accounts receivable, net	796	895
Inventories	153	279
Prepaid expenses and other	125	53
Total current assets	1,980	2,759

Property and equipment, net	1,063	899
Goodwill	10,228	10,228
Other intangibles, net	2,289	2,509
Other assets	466	466
Assets of discontinued operations	—	55
Total assets	$16,026	$16,916
Liabilities and Shareholders’ Equity
Current liabilities
Long-term debt, current portion	$3,045	$1,250
Accounts payable	398	260
Accrued expenses	611	692
Redeemable preferred member units of subsidiary, current portion and net of discount	1,534	1,622
Put obligation on common stock	1,550	5,180
Other current liabilities	101	106
Total current liabilities	7,239	9,110

Long-term debt, less current portion	900	3,000
Put obligation on common stock	4,283	—
Deferred tax liability	301	301
Capital lease obligations, less current portion	49	103
Interest rate swap obligation, at fair value	51	63
Liabilities of discontinued operations	16	16
Total liabilities	$12,839	$12,593

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	$—	$—
Common stock, no par, 15,000,000 shares authorized; 11,817,766 shares issued and outstanding at both December 31, 2011 and June 30, 2011	19,036	19,036
Additional paid in capital	2,266	2,251
Accumulated deficit	(18,115)	(16,964)
Total shareholders’ equity	3,187	4,323
Total liabilities and shareholders’ equity	$16,026	$16,916

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Contract manufacturing revenue	$1,433	$2,202	$3,164	$4,319

Operating Expenses
Cost of contract manufacturing services	933	1,082	1,935	2,173
Marketing, general and administrative	668	1,738	1,429	3,830
Total operating expenses	1,601	2,820	3,364	6,003
Operating loss	(168)	(618)	(200)	(1,684)
Change in fair value of put obligation	(186)	—	(653)	—
Interest and other income (expense), net	(154)	(165)	(310)	(401)
Loss from continuing operations, before income tax	(508)	(783)	(1,163)	(2,085)
Income tax expense	13	—	21	—
Loss from continuing operations	(495)	(783)	(1,184)	(2,085)
Discontinued Operations
Income from discontinued operations	18	346	33	255
Income tax expense	—	—	—	—
Income from discontinued operations	18	346	33	255

Net Loss	$(477)	$(437)	$(1,151)	$(1,830)

Continuing Operations:
Net loss per common share – basic and diluted
Net loss per common share	$(0.04)	$(0.08)	$(0.10)	$(0.22)
Weighted average shares outstanding	11,818	9,801	11,818	9,682

        Discontinued Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$(0.00)	$0.04	$(0.00)	$0.03
Weighted average shares outstanding	11,818	9,801	11,818	9,682

Net Loss per common share – basic and diluted
Net loss per common share	$(0.04)	$(0.04)	$(0.10)	$(0.19)
Weighted average shares outstanding	11,818	9,801	11,818	9,682

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,
	2011		2010
Operating activities
Net loss		$(1,151)	$(1,830)
Less: Net income from discontinued operations		33	255
Net loss from continuing operations		(1,184)	(2,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		434	752
Amortization of debt discount		111	212
Change in fair value of put obligation		653	−
Stock-based compensation		15	73
Net changes in other operating assets and liabilities		202	(239)
Net cash used in operating activities of continuing operations		231	(1,287)
Net cash provided by (used in) operating activities of discontinued operations		88	(87)
Net cash provided by (used in) operating activities		319	(1,374)

Investing activities
Purchase of equipment		(377)	(40)
Sales of marketable securities		−	899
Acquisition of Pulse, net of acquired cash		−	(210)
Net cash provided by (used in) investing activities by continuing operations		(377)	649
Net cash provided by investing activities by discontinued operations		−	−
Net cash provided by (used in) investing activities		(377)	649

Financing activities
Payments of long-term debt		(1,006)	(530)
Redemption of preferred stock		(200)	(200)
Proceeds from debt borrowings		700	−
Payment on capital lease obligation		(62)	(45)
Net cash used in financing activities by continuing operations		(568)	(775)
Net cash used in financing activities by discontinued operations		−	−
Net cash used in financing activities		(568)	(775)

Net decrease in cash and cash equivalents		(626)	(1,500)
Cash and cash equivalents at beginning of period		1,532	3,458
Cash and cash equivalents at end of period		$906	$1,958

Supplemental disclosure of cash flow information
Interest paid		$318	$422
Supplemental noncash financing activities
Stock issued as part of acquisition of Pulse Systems, LLC	$	−	$884

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred a net loss from continuing operations of $0.5 million for the quarter ended December 31, 2011 and $1.2 million during the six months ended December 31, 2011 and, as of that date, had a working capital deficiency of $5.3 million. As a result, the Company could go into default on certain long-term debt arrangements or on the redeemable preferred units of Pulse Systems, LLC.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to provide the Company with the ability to continue its operations, the Company’s Management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance its debts or other obligations, or fund capital expenditures or acquisitions, the Company will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the three months and are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2012 (“fiscal 2012”) or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 13, 2011.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Goodwill.  Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There were no goodwill impairment charges recorded during the three months ended December 31, 2011 or 2010.

As a result of the acquisition of Pulse, the Company recorded Goodwill of $10.2 million.    See Note 4 below for additional discussion of the Pulse transaction.   The roll forward of goodwill is as follows (in thousands):

June 30, 2011 balance	$10,228
Fiscal 2012 changes	—
Fiscal 2012 impairment	—
December 31, 2011 balance	$10,228

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at December 31, 2011 and June 30, 2011, (in thousands):

	December 31,	June 30,
	2011	2011
Raw materials	$49	$98
Work in process	85	159
Finished goods	19	22
Inventories	$153	$279

c.
Other Intangibles.  Intangibles assets are amortized over their estimated useful lives using the straight-line method.  The following is a summary of intangible assets subject to amortization as of December 31, 2011 and June 30, 2011, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	December 31,	June 30,
	2011	2011
Customer list	$2,927	$2,927
Backlog Other intangibles	425 11	425 15
Total intangible assets	3,363	3,367
Less: accumulated amortization	(1,074)	(858)
Other intangible assets, net	$2,289	$2,509

The backlog is amortized over a six month period and the customer list is amortized over seven years.  Amortization expense was $0.2 million and $0.3 million for the six months ended December 31, 2011 and 2010, respectively.

d.
Fair Value Measurements.  To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2011 and June 30, 2011:

2011	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$51	$-	$51
Put obligation on common stock	$-	$5,833	$-	$5,833

2010	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$63	$-	$63
Put obligation on common stock	$-	$5,180	$-	$5,180

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable.  As interest rates changes, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  As of December 31, 2011, the fair value of the interest rate swap was determined to be $51,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.

As of December 31, 2011, the aggregate notional amount of the swap agreements was $2.7 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements.  The interest rate swaps are classified within level 2 of the fair market measurements.

The total gain included in earnings for the six months end December 31, 2011 related to the change in fair value of the interest rate swap was $12,174.

NOTE 4 – ACQUISITION

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date, and (e) the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company’s board of directors on July 7, 2010 and, therefore, were revalued at June 30, 2011. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, which was recorded as accrued purchase price at that date, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded.  The decline in the value of the common stock was recorded as a reduction of goodwill.  The Company also assumed Pulse’s term loan from a bank of $4.25 million, after making a payment at closing as discussed below.

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

	December 31, 2011	June 30, 2011
Liabilities:
Medical claims payable	$16	$16
Total liabilities	$16	$16

	For the Six Months Ended December 31,
	2011	2010
Revenues	$-	$311
Income from discontinued operations, before income taxes	33	255

NOTE 6 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at December 31, 2011, and June 30, 2011, respectively (in thousands):

	December 31,	June 30,
	2011	2011
Notes payable to bank	$3,045	$3,750
Notes payable to former common shareholders of Pulse, net of discount of $0 and $101	200	500
Notes payable to related party	700	−
Total debt	3,945	4,250
Less: current portion	(3,045)	(1,250)
Total long-term debt	$900	$3,000

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of December 31, 2011 or June 30, 2011, and a $5.0 million term loan, with a remaining balance of $3.0 million as of December 31, 2011 and $3.75 million as of June 30, 2011. The revolving loan matures June 30, 2013 and bears interest at prime plus 3.5% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 1%) plus 5.5%. The term loan interest is payable monthly and as of December 31, 2011 is calculated based on prime plus 4.5%, with $187,500 quarterly principal payments due through March 31, 2013, and a final balloon payment of $2,437,500 on June 30, 2013.  The term loan effective interest rate is 7.75% as of December 31, 2011. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At December 31, 2011, the Company was not in compliance with certain financial covenants. Defaults under the Loan and Security Agreement, as amended, arose from Pulse System’s failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of December 31, 2011, (b) the Fixed Charge Coverage Ratio (as defined therein) as of December 31, 2011 and (c) the Capital Expenditure )as defined therein) as of December 31, 2011, Management has not been able to obtain a waiver of these covenant defaults from the lender. On February 14, 2012, the lender stated verbally that it intends to deliver to Pulse a Reservation of Rights Letter, reserving its its rights under the terms of the loan documents. Such Reservation of Rights Letter, if received could include a "reset" of the maturity date to sometime in 2012 in addition to other demands including, but not limited to, pay down of term loan principal utilizing a portion of available funds of the company and well as other demands not known or anticipated. For these reasons, Management has determined to reclassify the entire principal portion of the note as a current liability until such time that a longer term of maturity can be determined.

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

The Company also has a promissory note made in favor of the sellers of the Pulse Systems’ common units (the “Sellers”) with a stated amount of $1.75 million payable on January 2, 2011.  Under the terms of the note, the full balance was due and payable on January 2, 2011.  Pursuant to a forbearance letter dated January 10, 2011, Pulse Sellers, LLC offered to accept a $1,000,000 cash payment and to defer the $750,000 balance until March 31, 2011. The $1,000,000 cash payment was made on January 13, 2011, but the $750,000 payment due on March 31, 2011 was not made. On April 4, 2011 the Board of Directors of the Company approved a Forbearance Agreement under which Pulse Sellers, LLC agreed to temporarily forebear with respect to the collection of the remaining balance of $750,000 plus interest under the Note. In April, the Company made an immediate cash payment of $150,000 of principal and brought the interest charges current through March 31, 2011 at the 18% default rate. The Company shall make monthly principal payments of $50,000 plus accrued interest at 18% on the first day of each month, beginning May 1, 2011, all of which have been made. The recorded amount of the promissory note at December 31, 2011 was $200,000 and at June 30, 2011 was $500,000. The promissory note is secured by a pledge of the common units of Pulse Systems acquired by UAHC. The Sellers’ security interest in the common units of Pulse Systems is subordinate to that of Fifth Third.

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) to St. George, a related party, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Promissory Note accrued at an annual rate of 10%. Principal and interest payments were due at the maturity date of December 31, 2014, or if the Company were to sell substantially all of its assets before then. However, the Company can pay, without penalty, the Convertible Note before maturity.  In the case of default, St. George  can convert all or part of the principal amount and the unpaid interest into newly issued shares of the Company’s common stock.  The conversion price is $0.0447 per share.

On December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.  St. George is an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer.  Interest on the Second Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Second Promissory Note are due until the Second Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC.  Only upon an event of default (as defined in the Second Promissory Note), the holder of the Second Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Second Promissory Note into newly issued shares of common stock of the Company (“Common Stock”) at a conversion price of $0.0226 per share.

Interest expense was approximately $0.3 million and $0.2 million for three months ended December 31, 2011 and 2010, respectively.  Accrued interest as of December 31, 2011 and June 30, 2011 was $4,300 and $8,324, respectively.

NOTE 7 – REDEEMABLE PREFERRED MEMBER UNITS

In connection with the acquisition of Pulse,  Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. If Pulse Systems fails to make any of the redemption payments, the redemption price for it preferred units will increase by $0.83 million and the preferred units will be entitled to a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. During the three months ended December 31, 2011, Pulse Systems redeemed $120,000 of preferred units and has agreed to continue to redeem $40,000 each month with a final payment of $1.36 million in June 2012. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment.  The redeemable preferred units were recorded in the December 31, 2011 and June 30, 2010 consolidated balance sheets at a value of approximately $1.53 million $1.62 million, respectively, discounted using an interest rate of 12%.

On August 30, 2011, St. George Investments, a related party, purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC.

NOTE 9 – NET LOSS PER COMMON SHARE

Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended December 31, 2011 and 2010, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 10 –COMPREHENSIVE LOSS

The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net loss	$(477)	$(437)	$(1,151)	$(1,830)
Unrealized holding gain (loss) net of tax	−	−	−	(1)
Comprehensive loss	$(477)	$(437)	$(1,151)	$(1,831)

NOTE 11 – SHARE BASED COMPENSATION

    The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant.  The Company recorded stock-based compensation expense of $7,000 and $18,000 for the three months ended December 31, 2011 and 2010, respectively, and $14,000 and $37,000 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

Promissory Notes

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) in favor of St. George, an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer. On that date, St. George had 25.92% beneficial ownership of the Company. See Note 6 “Notes Payable” for additional discussion of the Promissory Note.

Approximately $0.1 million of the Promissory Note to Pulse Sellers is payable to Chicago Venture Partners, an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer.  Chicago Venture Partners has a 9.0% beneficial ownership in the Company.  See Note 6 “Notes Payable” for additional discussion of the Promissory Note.

On December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St.

George to the Company.   See Note 6 “Notes Payable” for additional discussion of the Second Promissory Note.

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

As part of the Reimbursement Agreement and as further consideration for the releases, STEP, its principals and affiliates, including Galloway, agreed that for 20 years they would not (i) purchase any shares of common stock of the Company (“Common Stock”), (ii) take any insurgent action against the Company, engage in any type of proxy challenge, tender offer, acquisition or battle for corporate control with respect to the Company, (iii) initiate any lawsuit or governmental proceeding against the Company, its affiliates or any of their respective directors, officers, employees or agents, or (iv) take any action that would encourage any of the foregoing.

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

Settlement Agreement

On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is currently a Director and the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  See Note 15 for additional discussion of the Brooks Settlement Agreement.

Redeemable Preferred Member Units

On June 18, 2010, Pulse Systems, LLC and Pulse Systems Corporation entered into a Redemption Agreement (the “Redemption Agreement”).  Under the Redemption Agreement, the Company’s wholly owned subsidiary Pulse Systems, LLC is obligated to redeem its outstanding preferred membership units, which were then held by Pulse Systems Corporation.

On August 30, 2011, St. George Investments, a related party, purchased the preferred member units held by Pulse Systems Corporation in Pulse Systems, LLC.  See Note 7 for additional discussion of the Redemption Agreement.

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). See Note 13 for additional discussion of the Standstill Agreement.

Management Services Agreement

The Company paid approximately  $51,000 and  $0  for the six month ended December 31, 2011 and 2010, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

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

Under the Standstill Agreement, St. George and Dove each have the right (the “Put”) to require the Company to purchase some or all of its shares of the Company’s common stock (“Shares”) at an exercise price of $1.26 per share.  The Put may be exercised between October 1, 2012 and March 30, 2013. As of December 31, 2011 and September 30, 2011, the put obligation is recorded at a fair value of $5,646,739 and $5,180,000 in current liabilities in the accompanying consolidated financial statements.  If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at December 31, 2011, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.

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

NOTE 15 – SETTLEMENT AGREEMENT

   On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. With respect to the $160,000 that is payable out of proceeds from the sale of artwork, if there is a balance owing to Brooks on December 31, 2011, the Company may elect to pay the balance in cash or in artwork, at an appraised value.  As of December 31, 2011, there was $160,000 outstanding under this settlement agreement.  This amount is included in accrued expenses in the Company’s consolidated balance sheet.

NOTE 16 – UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations, as of and for the nine months ended December 31, 2011 and 2010, is as follows (in thousands):

Three Months Ended December 31, 2011	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$3,164	$	−	$3,164
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$3,164	$	−	$3,164
Earnings (loss) from continuing operations, before income taxes		$(1,092)	$(71)	$	−	$(1,163)
As of December 31, 2011
Segment assets		$10,828	$15,345		$(10,145)	$16,026

Three Months Ended December 31, 2010	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$4,319	$	−	$4,319
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$4,319	$	−	$4,319
Earnings (loss) from continuing operations, before income taxes		$(2,384)	$299	$	−	$(2,085)
As of December 31, 2010
Segment assets		$11,860	$15,538		$(9,472)	$17,926

1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 17 – SUBSEQUENT EVENTS

    The Company has performed a review of events subsequent to the balance sheet date.

    On January 27, 2012, the Company’s Audit Committee approved the dismissal of UHY LLP as the Company’s independent auditor and, concurrently, the Company engaged Bravos & Associates as its new independent auditor, as disclosed in the Company’s Current Report on Form 8-K filed on February 2, 2012.

    Effective on January 31, 2012, Darrel W. Francis resigned as a Director of the Company, as disclosed in the Company’s Current Report on Form 8-K filed on February 6, 2012.

    On February 9, 2012, the Company issued a Promissory Note to related party St. George Investments, LLC, in exchange for a loan in the amount of $350,000 to the Company, as disclosed in the Company’s Current Report on Form 8-K filed on February 15, 2012.

    On February 9, 2012, the Company’s Board of Directors adopted resolutions to combine its Audit Committee and Finance Committee and to appoint Tom A. Goss, Ronald E. Hall, Sr., and Richard M. Brown, D.O. to serve on the combined Audit and Finance Committee, with Mr. Goss to serve as its Chairman, as disclosed in the Company’s Current Report on Form 8-K filed on February 15, 2012.

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

Operating Results

For the Three  Months Ended December 31, 2011 Compared
to the Three Months Ended December 31, 2010

Total operating revenues decreased $0.8 million for the three months ended December 31, 2011, over the three months ended December 31, 2010.   The decrease in revenue was primarily due to decreased customer orders during the second fiscal quarter of 2012.

Total operating expenses decreased by $1.2 million (43%) to $1.6 million for the three months ended December 31, 2011 as compared to $2.8 million for the three months ended December 31, 2010.  The decrease in operating expenses is primarily the result of a decrease in marketing, general and administrative expenses.

Cost of contract manufacturing services decreased by $0.2 million to $0.9 million for the three months ended December 31, 2011 compared to $1.1  for the three months ended December 31, 2010.  The decrease in cost of contract manufacturing services is primarily due to the decrease in sales.

Marketing, general and administrative expenses decreased $1.0 million (62%) to $0.7 million for the three months ended December 31, 2011 from $1.7 million for the three months ended December 31, 2010.  The decrease was principally due to decreases in legal and consulting expenses and operational costs related to the Medicare operations.

Income tax expense was $13,000 for the three months December 31, 2011.  There was no income tax expense for the three months ended December 31, 2010. The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations before income taxes was $0.5 million for the quarter ended December 31, 2011 compared to loss before income taxes of $0.8 million for the quarter ended December 31, 2010.  Loss from continuing operations was $0.5 million, or $(0.04) per basic share, for the quarter ended December 31, 2011, compared to loss from continuing operations of $0.8 million, or $(0.08) per basic share, for the quarter ended December 31, 2010.

Income from discontinued operations was $18,000 or $(0.00) per basic share for the quarter ended December 31, 2011, compared to income from discontinued operations of $346,000, or $0.04 per basic share for the quarter ended December 31, 2010.

Net loss was $0.5 million or $(0.04) per basic share for the quarter ended December 31, 2011 compared to net loss of $0.4 million, or $(0.04) for the quarter ended December 31, 2010.

For the Six Months Ended December 31, 2011 Compared
to the Six Months Ended December 31, 2010

Total operating revenues were $3.2 million for the six months ended December 31, 2011, compared to $4.3 for the six months ended December 31, 2010.    The decrease in revenues of $1.1 million was primarily due to decreased customer orders.

Total operating expenses decreased $2.6 million (44%) to $3.4 million for the six months ended December 31, 2011 as compared to $6.0 million for the six months ended December 31, 2010.  The decrease is primarily the result of decreased in legal costs. Approximately 89% of total operating expenses relate to the Pulse operations.

Cost of contract manufacturing services decreased $0.2 million to $1.9 million for the six months ended December 31, 2011, as compared to $2.2 million for the six months ended December 31, 2010.  The decrease in cost of contract manufacturing services is primarily due to the decrease in revenues.

Marketing, general and administrative expenses decreased $2.4 million (63%) to $1.4 million for the six months ended December 31, 2011 from $3.8 million for the six months ended December 31, 2010.  The decrease was principally due to decreases in legal expenses.  Approximately 76% of the marketing, general and adminstrative expenses relate to the Pulse operations.

Income tax expense was $21,000 for the six months December 31, 2011. There was no income tax expense for the six months ended December 31, 2010. The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations before income taxes was $1.2 million for the six months ended December 31, 2011 compared to loss from continuing operations before income taxes of $2.1 million for the six months ended December 31, 2010.

Loss from continuing operations was $1.2 million, or ($0.10) per basic share, for the six months ended December 31, 2011, compared to loss from continuing operations of $2.1 million, or ($0.22) per basic share, for the six months ended December 31, 2010.

Income from discontinued operations was $33,000, or $0.00 per basic and diluted share, for the six months ended December 31, 2011, compared to income from discontinued operations of $255,000 or $0.03 per basic share, for the six months ended December 31, 2010.

    Net loss was $1.2 million, or ($0.10) per basic share, for the six months ended December 31, 2011, compared to net loss of $1.8 million, or ($0.19) per basic share.

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

At December 31, 2011, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.9 million, compared to $1.5 million at June 30, 2011 and net negative working capital of $5.3 million, compared to net negative working capital of $6.4 million at June 30, 2011. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company’s put obligation, as described further in Note 13 to the Unaudited Consolidated Financial Statements accompanying this report. In addition, the Company’s subsidiary, Pulse Systems, LLC, may go into default on its obligation to make redemption payments on its preferred units, as described in Notes 6 the Unaudited Consolidated Financial Statements accompanying this report. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition, the Company is attempting to liquidate its art collection to raise cash. However, the Company is obligated to pay 50% of the first $160,000 in proceeds from sales of its artwork to William C. Brooks pursuant to a settlement agreement, as described below in this section and in Note 15 to the Financial Statements accompanying this report.  The Company is also obligated to pay 50% of the first $160,000 in proceeds from sales of its artwork, and to pay all of such proceeds over $160,000 up to $225,409 to Strategic Turnaround Equity Partners, L.P. (Cayman), and its affiliates pursuant to a reimbursement agreement, as described in Notes 12 and 15 to the Financial Statements accompanying this report.  If this $225,409 is not repaid from the sale of the Company's artwork upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012, then this obligation, less any paydown from the sale of artwork, becomes a due and payable cash obligation of the Company.

Net cash provided by operating activities of $0.3 million in the six months ended December 31, 2011 was primarily due to reductions in accounts receivables and inventories.

Net cash used in investing activities of $0.4 million for the six months ended December 31, 2011 was due to equipment purchases.

Cash used in financing activities of $0.6 million for the six months ended December 31, 2011 was primarily attributable to payments made to the notes payable to a bank and redemption of the preferred stock, offset by proceeds from debt borrowings.

Decrease in cash was $0.7 million compared to a decrease in cash of $1.5 million for the six months ended December 31, 2011 and 2010, respectively.

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of December 31, 2011 or June 30, 2011, and a $5.0 million term loan, with a remaining balance of $3.0 million as of December 31, 2011 and $3.75 million as of June 30, 2011. The revolving loan matures June 30, 2013 and bears interest at prime plus 3.5% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 1%) plus 5.5%. The term loan interest is payable monthly and as of December 31, 2011 is calculated based on prime plus 4.5%, with $187,500 quarterly principal payments due through March 31, 2013, and a final balloon payment of $2,437,500 on June 30, 2013.  The term loan effective interest rate is 7.75% as of December 31, 2011. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At December 31, 2011, the Company was not in compliance with certain financial covenants. Defaults under the Loan and Security

Agreement, as amended, arose from Pulse System’s failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of December 31, 2011, (b) the Fixed Charge Coverage Ratio (as defined therein) as of December 31, 2011 and (c) the Capital Expenditure )as defined therein) as of December 31, 2011, Management has not been able to obtain a waiver of these covenant defaults from the lender. On February 14, 2012, the lender stated verbally that it intends to deliver to Pulse a Reservation of Rights Letter, reserving its its rights under the terms of the loan documents. Such Reservation of Rights Letter, if received could include a "reset" of the maturity date to sometime in 2012 in addition to other demands including, but not limited to, pay down of term loan principal utilizing a portion of available funds of the company and well as other demands not known or anticipated. For these reasons, Management has determined to reclassify the entire principal portion of the note as a current liability until such time that a longer term of maturity can be determined.

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

    Pulse Sellers, LLC is the holder of the Secured Promissory Note, dated June 17, 2010, made by the Company in the original amount of $1,750,000. Under the terms of this note, the full balance was due and payable on January 2, 2011. Pursuant to a forbearance letter dated January 10, 2011, Pulse Sellers, LLC offered to accept a $1,000,000 cash payment and to defer the $750,000 balance until March 31, 2011. The $1,000,000 cash payment was made on January 13, 2011, but the $750,000 payment due on March 31, 2011 was not made.  On April 4, 2011, the Board of Directors of the Company approved a Forbearance Agreement under which Pulse Sellers, LLC agreed to temporarily forebear with respect to collection of the remaining balance.  As of December 31, 2011, the remaining balance was $203,720, including accrued interest.

    On June 23, 2011, the Company, together with John M. Fife, who is the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, and several of Mr. Fife’s affiliates, including St. George Investments, LLC (“St. George”), entered into a Reimbursement Agreement and Mutual Release (the “Reimbursement Agreement”) with Bruce R. Galloway, who is a former director of the Company, and several of Mr. Galloway’s affiliates, including Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”).  Under the Reimbursement Agreement, the Company is required to pay STEP $225,409 from proceeds of the sale of artwork owned by the Company. The Company must pay this amount, regardless of whether proceeds from the sale of artwork are sufficient, upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012.  For further details, see Notes 12 to the Financial Statements accompanying this report.

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

On December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.  St. George is an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer.  Interest on the Second Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Second Promissory Note are due until the Second Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC.  Only upon an event of default (as defined in the Second Promissory Note), the holder of the Second Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Second Promissory Note into newly issued shares of common stock of the Company (“Common Stock”) at a conversion price of $0.0226 per share.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than discussed below, there are no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and otherwise subsequently disclosed in our reports filed with the SEC. You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

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

                                                               United American Healthcare Corporation

Date: February 21, 2012	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2012	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)