Form 10-Q
period 2012-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2012-05-21
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-Q
          (Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (313) 393-4571

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

The number of outstanding shares of registrant’s common stock as of May 14, 2012 is 11,817,766.

United American Healthcare Corporation

Form 10-Q

Part I.                      FINANCIAL INFORMATION

Item 1.  Financial Statements

  United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	June 30, 2011
Assets
Current assets
Cash and cash equivalents	$423	$1,532
Accounts receivable, net	884	895
Inventories	212	279
Prepaid expenses and other	100	53
Total current assets	1,619	2,759

Property and equipment, net	1,183	899
Goodwill	10,228	10,228
Other intangibles, net	2,179	2,509
Other assets	466	466
Assets of discontinued operations	—	55
Total assets	$15,675	$16,916
Liabilities and Shareholders’ Equity
Current liabilities
Long-term debt, current portion	$2,858	$1,250
Accounts payable	402	260
Accrued expenses	611	692
Redeemable preferred member units of subsidiary, current portion and net of discount	2,459	1,622
Put obligation on common stock	5,787	5,180
Other current liabilities	110	106
Total current liabilities	12,227	9,110

Long-term debt, less current portion	1,050	3,000
Deferred tax liability	301	301
Capital lease obligations, less current portion	26	103
Interest rate swap obligation, at fair value	40	63
Liabilities of discontinued operations	16	16
Total liabilities	$13,660	$12,593

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	$—	$—
Common stock, no par, 150,000,000 shares authorized; 11,817,766 shares issued and outstanding at both March 31, 2012 and June 30, 2011	19,036	19,036
Additional paid in capital	2,273	2,251
Accumulated deficit	(19,294)	(16,964)
Total shareholders’ equity	2,015	4,323
Total liabilities and shareholders’ equity	$15,675	$16,916

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Contract manufacturing revenue	$1,642	$2,164	$4,806	$6,483

Operating Expenses
Cost of contract manufacturing services	$1,066	$1,260	$3,000	$3,433
Marketing, general and administrative	769	778	2,198	4,608
Total operating expenses	1,835	2,038	5,198	8,041
Operating loss	(193)	126	(392)	(1,558)
Change in fair value of put obligation	46	—	(607)	—
Change in value of preferred redemption units	(909)	—	(909)	—
Interest and other income (expense), net	(126)	(164)	(437)	(565)
Loss from continuing operations, before income tax	(1,182)	(38)	(2,345)	(2,123)
Income tax expense	12	—	33	—
Loss from continuing operations	(1,194)	(38)	(2,378)	(2,123)
Discontinued Operations
Income from discontinued operations	14	(14)	47	241
Income tax expense from discontinued operations	—	—	—	0
Income from discontinued operations	14	(14)	47	241

Net Loss	$(1,180)	$(52)	$(2,331)	$(1,882)

Continuing Operations:
Net loss per common share – basic and diluted
Net loss per common share	$(0.10)	$(0.00)	$(0.20)	$(0.22)
Weighted average shares outstanding	11,818	9,807	11,818	9,723

Discontinued Operations:
Net income per common share – basic and diluted
Net income per common share	$0.00	$0.00	$0.00	$0.02
Weighted average shares outstanding	11,818	9,807	11,818	9,723

Net Loss per common share – basic and diluted
Net loss per common share	$(0.10)	$(0.00)	$(0.20)	$(0.19)
Weighted average shares outstanding	11,818	9,807	11,818	9,723

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(2,331)	$(1,882)
Less: Net income from discontinued operations	47	241
Net loss from continuing operations	(2,378)	(2,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	610	929
Amortization of debt discount	167	269
Change in fair value of put obligation	607	—
Change in value of preferred redemption units	909	—
Stock-based compensation	22	83
Net changes in other operating assets and liabilities	94	(265)
Net cash used in operating activities of continuing operations	31	(1,107)
Net cash provided by (used in) operating activities of discontinued operations	8	72
Net cash provided by (used in) operating activities	39	(1,035)

Investing activities
Purchase of equipment	(468)	(211)
Sale of marketable securities	—	899
Acquisition of Pulse, net of acquired cash	—	(210)
Net cash provided by (used in) investing activities by continuing operations	(468)	478
Net cash provided by investing activities by discontinued operations	—	—
Net cash provided by (used in) investing activities	(468)	478

Financing activities
Payments of long-term debt	(1,394)	(1,797)
Redemption of preferred stock	(240)	(320)
Proceeds from debt borrowings	1,050	−
Payment on capital lease obligation	(96)	(68)
Net cash used in financing activities by continuing operations	(680)	(2,185)
Net cash used in financing activities by discontinued operations	—	−
Net cash used in financing activities	(680)	(2,185)

Net decrease in cash and cash equivalents	(1,109)	(2,742)
Cash and cash equivalents at beginning of period	1,532	3,458
Cash and cash equivalents at end of period	$423	$716

Supplemental disclosure of cash flow information
Interest paid	$463	$616
Supplemental noncash financing activities
Stock issued as part of acquisition of Pulse Systems, LLC	$—	$884

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred a net loss from continuing operations of $0.3 million for the quarter ended March 31, 2012 and $1.5 million during the nine months ended March 31, 2012 and, as of that date, had a working capital deficiency of $10.6 million. In addition, the Company defaulted on certain long-term debt arrangements and on the redeemable preferred units of Pulse Systems, LLC.  See Notes 6 and 7 for additional information on agreement defaults.   These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to provide the Company with the ability to continue its operations, the Company’s Management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance its debts or other obligations, or fund capital expenditures or acquisitions, the Company will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings.

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

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the nine months ended March 31, 2012 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2012 (“fiscal 2012”) or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 13, 2011.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Goodwill.  Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There were no goodwill impairment charges recorded during the nine months ended March 31, 2012 or 2011.

As a result of the acquisition of Pulse, the Company recorded Goodwill of $10.2 million.    See Note 4 below for additional discussion of the Pulse transaction.   The roll forward of goodwill is as follows (in thousands):

June 30, 2011 balance	$10,228
Fiscal 2012 changes	—
Fiscal 2012 impairment	—
March 31, 2012 balance	$10,228

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at March 31, 2012 and June 30, 2011, (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$16	$98
Work in process	110	159
Finished goods	86	22
Inventories	$212	$279

c.
Other Intangibles.  Intangibles assets are amortized over their estimated useful lives using the straight-line method.  The following is a summary of intangible assets subject to amortization as of March 31, 2012 and June 30, 2011, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	March 31, 2012	June 30, 2011
Customer list	$2,927	$2,927
Backlog	425	425
Other intangibles	9	15
Total intangible assets	3,361	3,367
Less: accumulated amortization	(1,182)	(858)
Other intangible assets, net	$2,179	$2,509

    The backlog is amortized over a nine month period and the customer list is amortized over seven years.  Amortization expense was $0.3 million and $0.7 million for the nine months ended March 31, 2012 and 2011, respectively.

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

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse is allowed to redeem the preferred units only if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unit holders on June 18, 2010. Pulse agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unit holders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loans are not included in the $9.46 million purchase price listed above.  See Note 7 for additional information.

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

	March 31, 2012	June 30, 2011
Liabilities:
Medical claims payable	$16	$16
Total liabilities	$16	$16

	For the Nine Months Ended March 31,
	2012	2011
Revenues	$-	$311
Income from discontinued operations, before income taxes	47	255

NOTE 6 – NOTES PAYABLE

    The Company’s long-term borrowings consist of the following at March 31, 2012, and June 30, 2011, respectively (in thousands):

	March 31, 2012	June 30, 2011
Notes payable to bank	$2,858	$3,750
Notes payable to former common shareholders of Pulse, net of discount of $0 and $101	−	500
Notes payable to related party	1,050	−
Total debt	3,908	4,250
Less: current portion	(2,858)	(1,250)
Total long-term debt	$1,050	$3,000

    Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $1.0 million, of which no amounts were outstanding as of March 31, 2012 or June 30, 2011, and a $5.0 million term loan, with a remaining balance of $2.9 million as of March 31, 2012 and $3.75 million as of June 30, 2011. The revolving loan was to mature June 30, 2013 and bears interest at prime plus 3.5% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 1%) plus 5.5%. The term loan interest is payable monthly and as of March 31, 2012 is calculated based on prime plus 4.5%, with $187,500 quarterly principal payments due through March 31, 2013, and a final balloon payment of $2,437,500 on June 30, 2013.  The term loan effective interest rate is 7.75% as of March 31, 2012. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems. Effective May 15, 2012, the Loan Agreement was amended.  See Note 17 for additional discussion.

    The Loan Agreement contains financial covenants. At March 31, 2012, the Company was not in compliance with certain financial covenants. Defaults under the Loan and Security Agreement, as amended, arose from Pulse System’s failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of March 31, 2012, (b) the Fixed Charge Coverage Ratio (as defined therein) as of March 31, 2012 and (c) the Capital Expenditure (as defined therein) as of March 31, 2012, Management has not been able to obtain a waiver of these covenant defaults from the lender.

    In February 2012, the lender issued to Pulse a Reservation of Rights Letter, reserving its rights under the terms of the loan documents. Such Reservation of Rights Letter, included a "reset" of the maturity date to June 30, 2012 in addition to other demands including, but not limited to, the lender’s right to cease making loan advances. The Reservation of Rights Letter also requires the Company to suspend payments to Pulse Systems related to the redeemable preferred units.   For these reasons, Management has reclassified the entire principal portion of the note as a current liability.

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

The Company had a promissory note made in favor of the sellers of the Pulse Systems’ common units (the “Sellers”) with a stated amount of $1.75 million payable on January 2, 2011.   There was no outstanding balance of the promissory note at March 31, 2012.  The recorded amount of the promissory note at June 30, 2011 was $500,000.

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) to St. George, is an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Promissory Note accrued at an annual rate of 10%. Principal and interest payments were due at the maturity date of December 31, 2014, or if the Company were to sell substantially all of its assets before then. However, the Company can pay, without penalty, the Convertible Note before maturity.  In the case of default, St. George  can convert all or part of the principal amount and the unpaid interest into newly issued shares of the Company’s common stock.  The conversion price is $0.0447 per share.

On December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.  Interest on the Second Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Second Promissory Note are due until the Second Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC.  Only upon an event of default (as defined in the Second Promissory Note), the holder of the Second Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Second Promissory Note into newly issued shares of common stock of the Company common stock at a conversion price of $0.0226 per share.

On February 9, 2012, the Company issued a Promissory Note (the “Third Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.  Interest on the Third Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Third Promissory Note are due until the Third Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC.  Only upon an event of default (as defined in the Third Promissory Note), the holder of the Third Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Third Promissory Note into newly issued shares of common stock of the Company (“Common Stock”) at a conversion price of $0.01903 per share.

Interest expense was approximately $0.5 million and $0.6 million for nine months ended March 31, 2012 and 2011, respectively.  Accrued interest as of March 31, 2012 and June 30, 2011 was $0 and $8,324, respectively.

NOTE 7 – REDEEMABLE PREFERRED MEMBER UNITS

In connection with the acquisition of Pulse,  Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. Failure to make any of the redemption payments results in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million.  On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC.   The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment.

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement.  As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated.  In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2012 and June 30, 2011 consolidated balance sheets at a value of approximately $2.5 million and $1.6 million, respectively. The June 30, 2011 amount is net of the 12% discount.  The $0.9 million impact of the default of the Redemption Agreement has been reflected in the unaudited condensed consolidated statement of operations.

NOTE 8 – FAIR VALUE MEASUREMENT

To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2012 and June 30, 2011:

2012	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$40	$-	$40
Put obligation on common stock	$-	$5,787	$-	$5,787

2011	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$63	$-	$63
Put obligation on common stock	$-	$5,180	$-	$5,180

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable.  As interest rates changes, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  As of March 31, 2012, the fair value of the interest rate swap was determined to be $51,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.

As of March 31, 2012, the aggregate notional amount of the swap agreements was $2.4 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements.  The interest rate swaps are classified within level 2 of the fair market measurements.

The total gain included in earnings for the nine months end March 31, 2012 related to the change in fair value of the interest rate swap was $22,976.

NOTE 9 – NET LOSS PER COMMON SHARE

    Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the nine months ended March 31, 2012 and 2011, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 10 – COMPREHENSIVE LOSS

    The components of comprehensive loss, net of related tax, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March31,
	2012	2011	2012	2011
Net loss	$(1,180)	$(52)	$(2,331)	$(1,882)
Unrealized holding gain (loss) net of tax	−	−	−	(1)
Comprehensive loss	$(1,180)	$(52)	$(2,331)	$(1,883)

NOTE 11 – SHARE BASED COMPENSATION

    The Company recognizes the compensation cost relating to share-based payment transactions in the Company’s consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant.  The Company recorded stock-based compensation expense of $7,000 and $9,000 for the three months ended March 31, 2012 and 2011, respectively, and $22,000 and $83,000 for the nine months ended March 31, 2012 and 2011, respectively.

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

On February 9, 2012, the Company issued a Promissory Note (the “Third Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company.   See Note 6 “Notes Payable” for additional discussion of the Third Promissory Note.

On May 15, 2012, the Company’s Board of Directors (the “Board”) approved the issuance of an additional Promissory Note in favor of St. George, on terms and conditions substantially similar to those of the Third Promissory Note, in exchange for a loan in the amount of $75,000 made by St. George to the Company.

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

In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company’s Board of Directors (the “Board”) in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company is payable from the proceeds of the sale of artwork owned by the Company. However, the Company’s payment obligation will be due and payable upon the occurrence of the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012. As of March 31, 2012, the $225,409 obligation is recorded in accrued expenses on the Consolidated Balance Sheet.

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

Management Services Agreement

    The Company paid approximately $101,000 and $0 for the nine months ended March 31, 2012 and 2011, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

NOTE 13 – COMMITMENT & CONTINGENCIES

Standstill Agreement

On March 19, 2010, the Company and St. George, which on that date was a 23.13% beneficial owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”).  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President.   On June 7, 2010, the Company and St. George entered into an Amendment to the Voting and Standstill Agreement (the “Amendment”), and then The Dove Foundation (“Dove”) entered into a Joinder to the Voting and Standstill Agreement.  On June 18, 2010, the Company, St. George and Dove entered into an Acknowledgement and Waiver of Certain Provisions in the Voting and Standstill Agreement, whereby St. George and Dove agreed that the Pulse Systems acquisition shall not be considered a “Triggering Event” under the Standstill Agreement.

Under the Standstill Agreement, St. George and Dove each have the right (the “Put”) to require the Company to purchase some or all of its shares of the Company’s common stock (“Shares”) at an exercise price of $1.26 per share.  The Put may be exercised between October 1, 2012 and March 30, 2013 (“Put Exercise Period”). As of March 31, 2012, the put obligation is recorded at a fair value of $5,787,566 in current liabilities in the accompanying consolidated financial statements.  If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at March 31, 2012, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.

The Company had the right (the “Call”) to purchase all of the Shares owned by St. George and Dove at an exercise price of $1.26 per Share, if the Call was exercised between July 1, 2011 and September 30, 2011.  The Call expired on September 30, 2011.

Also under the Standstill Agreement, the Company agreed to maintain certain reserves of its unrestricted cash on its balance sheet, initially equal to 20% of the Company’s pro forma estimate of its 2010 fiscal year end shareholders’ equity and then equal to the Company’s actual 2010 fiscal year-end shareholders’ equity thereafter.  The Company was unable to maintain such cash reserves in 2010 and entered into the Amendment, whereby St. George and Dove waived such cash reserve requirement, provided that the Company replaced such cash reserves with other collateral that is reasonably acceptable to St. George.  To date, the Company has not replaced such cash reserves with other collateral. As a result, the Company has not replaced such cash reserves with other collateral. As a result, the Company is in default of the Standstill Agreement, which gave St. George and Dove the right to exercise the Put at any time.  Pursuant to the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, each  of St. George and Dove  agreed to forbear from exercising its Put Option during the then-present Put Exercise Period in exchange for the Company’s agreement to postpone the Put Commencement Date until October 1, 2012 (and either or both of St. George and Dove may exercise its Put Option during the Put Exercise Period commencing on such date), provided that the Put Commencement Date would accelerate, and either or both of St. George and Dove may elect to exercise the Put Option upon the occurrence of any one of certain events, including: 1) the Company or Pulse defaults under any loan agreement or debt instrument, including without limitation Pulse’s credit facility with Fifth Third Bank, N.A. and any promissory note made by the Company in favor of St. George (including such promissory notes dated September 28, 2011, December 9, 2011, February 9, 2012, and at any time thereafter; 2) the Company ceases to be current in its periodic reporting, or  3) ceases to be subject to periodic reporting requirements, under Section 13 of the Securities Exchange Act of 1934, as amended.

On May 15, 2012, the Company’s Board of Directors (the “Board”) approved the Third Amendment to Voting and Standstill Agreement (the “Third Amendment”).  Pursuant to the Third Amendment, St. George and Dove will agree to forbear from exercising their Put Option during the Put Exercise Period whose commencement was accelerated to December  31, 2012, as a result of defaults by the Company under certain loan covenants in its Loan and Security Agreement with Fifth Third Bank, as further described in Note 6 to these Unaudited Condensed Financial Statements.  The Third Amendment will also reestablish October 1, 2012, as the Put Commencement Date under the Voting and Standstill Agreement and will amend the Voting and Standstill Agreement such that any further acceleration of the Put Option will be at the discretion of St. George or Dove, upon the occurrence of certain specified events.

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

On October 17, 2011, the Company filed an administrative claim with the Division of Claims Administration against the State of Tennessee for breach of the Escrow Agreement between the Company and the Bureau of Tenncare.  On January 18, 2012, the claim was transferred to the Tennessee Claims Commission.  UAHC filed its formal complaint with the Claims Commission on February 16, 2012.  The Company is awaiting an answer to the complaint.

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

NOTE 15 – SETTLEMENT AGREEMENT

    On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. The Company elected to pay the balance in artwork, at an appraised value.  As of March 31, 2012, there was $160,000 outstanding under this settlement agreement.  This amount is included in accrued expenses in the Company’s consolidated balance sheet.

NOTE 16 – UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations, as of and for the nine months March 31, 2012 and 2011, is as follows (in thousands):

Nine Months Ended March 31, 2012	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$4,806	$	−	$4,806
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$4,806	$	−	$4,806
Loss from continuing operations, before income taxes		$(2,176)	$(169)	$	−	$(2,345)
As of March 31, 2012
Segment assets		$9,694	$15,147		$(9,166)	$15,675

Nine Months Ended March 31, 2011	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$6,483	$	−	$6,483
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$6,483	$	−	$6,483
Earnings (loss) from continuing operations, before income taxes		$(2,709)	$586	$	−	$(2,123)
As of March 31, 2011
Segment assets		$10,895	$15,308		$(9,879)	$16,324

1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 17 – SUBSEQUENT EVENTS

    The Company has performed a review of events subsequent to the balance sheet date.

    Effective May 15, 2012, the Loan and Security Agreement between Fifth Third Bank and Pulse Systems was amended due to an event of default by the Company. The amended agreement revised the maximum loan amount under the revolving loan to $0.5 million and  the term loan with a maturity date of July 31, 2012 to $2,857,500.  The agreement requires a payment of a $25,000 fee and a $300,000 pay down, upon execution of the agreement and a final payment of the remaining balance on July 31, 2012.  The Loan Agreement also requires the Company to suspend payments to St George Investments, LLC related to the redeemable preferred units.  The interest rate on the term loan increased from 7.75% to 10.5% .

    On May 15, 2012, the Company’s Board of Directors (the “Board”) approved the issuance of an additional Promissory Note in favor of St. George, on terms and conditions substantially similar to those of the Third Promissory Note, in exchange for a loan in the amount of $75,000 made by St. George to the Company.

    On May 15, 2012, the Board also approved the Third Amendment for Voting and Standstill Agreement, as further described in Note 13 to these Unaudited Condensed Financial Statements.

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

Operating Results

For the Three Months Ended March 31, 2012 Compared
to the Three Months Ended  March 31, 2011

Total operating revenues decreased $0.5 million (24%) to $1.6 million for the three months ended March 31, 2012, as compared to $2.2 million for the three months ended March 31, 2011.   The decrease in revenue was primarily due to decreased customer orders during the third fiscal quarter of 2012.

Total operating expenses decreased by $0.2 million (10%) to $1.8 million for the three months ended March 31, 2012 as compared to $2.0 million for the three months ended March 31, 2011.  The decrease in operating expenses is primarily the result of a decrease in cost of contract manufacturing services.

Cost of contract manufacturing services decreased by $0.2 million (15%) to $1.1 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011.  The decrease in cost of manufacturing services is primarily due to the decrease in sales.

Marketing, general and administrative expenses primarily remained the same at $0.8 million for the three months ended March 31, 2012 and 2011.

Income tax expense was $12,000 for the three months March 31, 2012.  There was no income tax expense for the three months ended March 31, 2011. The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations before income taxes was $1.2 million for the quarter ended March 31, 2012 compared to loss before income taxes of $38,000 for the quarter ended March 31, 2011.  The decrease was primarily due to the change in the redeemable preferred units.  Loss from continuing operations was $1.2 million, or $(0.10) per basic share, for the quarter ended March 31, 2012, compared to loss from continuing operations of approximately $51,000, or $(0.00) per basic share, for the quarter ended March 31, 2011.

    Income from discontinued operations was $14,000 or $(0.00) per basic share for the quarter ended March 31, 2012, compared to loss from discontinued operations of $14,000, or ($0.00) per basic share for the quarter ended March 31, 2011.

    Net loss was $1.2 million or $(0.10) per basic share for the quarter ended March 31, 2012 compared to net loss of $51,000, or $(0.00) for the quarter ended March 31, 2011.

For the Nine Months Ended March 31, 2012 Compared
to the Nine Months Ended March 31, 2011

    Total operating revenues decreased $1.7 million (26%) to $4.8 million for the nine months ended March 31, 2012, compared to $6.5 million for the nine months ended March 31, 2011.    The decrease in revenues was primarily due to decreased customer orders.

    Total operating expenses decreased $2.8 million (35%) to $5.2 million for the nine months ended March 31, 2012 as compared to $8.0 million for the nine months ended March 31, 2011.  The decrease is primarily the result of decreased in legal costs.

    Cost of contract manufacturing services decreased $0.4 million (13%) to $3.0 million for the nine months ended March 31, 2012, as compared to $3.4 million for the nine months ended March 31, 2011.  The decrease in cost of contract manufacturing services is primarily due to the decrease in revenues.

    Marketing, general and administrative expenses decreased $2.4 million (52%) to $2.2 million for the nine months ended March 31, 2012 from $4.6 million for the nine months ended March 31, 2011.  The decrease was principally due to decreases in legal expenses.

    Income tax expense was $33,000 for the nine months March 31, 2012. There was no income tax expense for the nine months ended March 31, 2011. The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

    Loss from continuing operations before income taxes was $2.3 million for the nine months ended March 31, 2012 compared to loss from continuing operations before income taxes of $2.1 million for the nine months ended March 31, 2011.  The decrease in loss from continuing operations is primarily due to the charge related to the redeemable preferred units.

    Loss from continuing operations was $2.4 million, or ($0.20) per basic share, for the nine months ended March 31, 2012, compared to loss from continuing operations of $2.1 million, or ($0.22) per basic share, for the nine months ended March 31, 2011.

    Income from discontinued operations was $47,000, or $0.00 per basic and diluted share, for the nine months ended March 31, 2012, compared to income from discontinued operations of $241,000 or $0.02 per basic share, for the nine months ended March 31, 2011.

    Net loss was $2.3 million, or ($0.20) per basic share, for the nine months ended March 31, 2012, compared to net loss of $1.9 million, or ($0.19) per basic share.

Liquidity and Capital Resources

Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and to fund planned capital spending and other commitments and contingencies. The Company's ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at their present interest rates and other terms.   The Company expects that it will require additional capital within the next 6 months.   Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2012 and fiscal 2013.  The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors.   Any such equity financing may result in significant dilution of the Company’s existing shareholders.

At March 31, 2012, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.4 million, compared to $1.5 million at June 30, 2011 and net negative working capital of $10.6 million, compared to net negative working capital of $6.4 million at June 30, 2011. In addition, the Company defaulted on certain long-term debt arrangements and on the redeemable preferred units of Pulse Systems, LLC. For additional discussion, see Note 6 and 7 in the notes to the unaudited condensed consolidated financial statements.  The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Net cash provided by operating activities of $31,000 in the nine months ended March 31, 2012 was primarily due to reductions in accounts receivables and inventories.

Net cash used in investing activities of $0.5 million for the nine months ended March 31, 2012 was due to equipment purchases.

Cash used in financing activities of $0.7 million for the nine months ended March 31, 2012 was primarily attributable to payments made to the notes payable to a bank and redemption of the preferred stock, offset by proceeds from debt borrowings.

Decrease in cash was $1.1 million compared to a decrease in cash of $1.5 million for the nine months ended March 31, 2012 and 2011, respectively.

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

In addition, the Company is attempting to liquidate its art collection to raise cash. However, the Company is obligated to pay 50% of the first $160,000 in proceeds from sales of its artwork to William C. Brooks pursuant to a settlement agreement, as described below in this section and in Note 15 to the Financial Statements accompanying this report.  The Company is also obligated to pay all of such proceeds over $160,000 up to $225,409 to Strategic Turnaround Equity Partners, L.P. (Cayman), and its affiliates pursuant to a reimbursement agreement, as described in Notes 12 and 15 to the Financial Statements accompanying this report.  If this $225,409 is not repaid from the sale of the Company's artwork upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012, then this obligation, less any paydown from the sale of artwork, becomes a due and payable cash obligation of the Company.

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which related to a revolving loan and a term loan.   The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems. The Loan Agreement has been modified by an amendment dated May 15, 2012, as described below and in Note 17 to the Unaudited Condensed Financial Statements.

The Loan Agreement contains financial covenants. At March 31, 2012, the Company was not in compliance with certain financial covenants. Defaults under the Loan and Security Agreement, as amended, arose from Pulse System’s failure to satisfy (a) the Adjusted EBITDA (as defined therein) covenant as of March 31, 2012, (b) the Fixed Charge Coverage Ratio (as defined therein) as of March 31, 2012 and (c) the Capital Expenditure) as defined therein) as of March 31, 2012, Management has not been able to obtain a waiver of these covenant defaults from the lender. In February 2012, the lender issued to Pulse a Reservation of Rights Letter, reserving its rights under the terms of the loan documents. Such Reservation of Rights Letter, included a "reset" of the maturity date to June 31, 2012 in addition to other demands including, but not limited to, the lender’s right to cease making loan advances. The Reservation of Rights Letter also requires the Company to suspend payments to Pulse

Systems related to the redeemable preferred units.  For these reasons, Management has reclassified the entire principal portion of the note as a current liability. See Note 17 to the Unaudited Condensed Financial Statements for addition discussion.

Effective May 15, 2012, the Loan and Security Agreement between Fifth Third Bank and Pulse Systems was amended due to an event of default by the Company. The amended agreement revised the maximum loan amount under the revolving loan to $0.5 million and the $2.9 million term loan with a maturity date of July 31, 2012 to $2,857,500.  The agreement requires a payment of a $25,000 fee and $300,000 upon execution of the agreement and a final payment of the remaining balance on July 31, 2012.  The Loan Agreement also requires the Company to suspend payments to St George Investments, LLC related to the redeemable preferred units.  The interest rate on the term loan is increased from 7.75% to 10.5%.

The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of March 31, 2012, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.  The put exercise period runs from October 1, 2011, through March 29, 2012.  For additional discussion, see Note 13 to the Unaudited Condensed Financial Statements.

    The Company’s wholly owned subsidiary Pulse Systems LLC is obligated under the Redemption Agreement with the holder of its preferred units to redeem the preferred units by making monthly payments in the amount of $40,000 through May 2012 and a final payment of $1,360,000 in June 2012.  Pulse Systems is dependent on funds from the Company to make these redemption payments.  Failure to make any of the redemption payments results in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million.  On August 30, 2011, St. George Investments, a related party, purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC.   The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. In addition, the redemption payments can be made only if UAHC makes additional cash equity contributions to Pulse Systems in an amount necessary to fully fund each such payment.

    On January 1, 2012, Pulse Systems was in default of the Redemption Agreement.  As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated.  In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2012 and June 30, 2011 consolidated balance sheets at a value of approximately $2.5 million and $1.6 million, respectively. The June 30, 2011 amount is net of the 12% discount.  See Note to the Unaudited Condensed Financial Statements for additional discussion.

    On March 27, 2011, the Company and William C. Brooks (“Brooks”), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the “Brooks Settlement Agreement”).  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. The company elected to pay the outstanding balance in artwork, at an appraised value.  For further details, see Note 15 to the Financial Statements accompanying this report.

    On June 23, 2011, the Company, together with John M. Fife, who is the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, and several of Mr. Fife’s affiliates, including St. George Investments, LLC (“St. George”), entered into a Reimbursement Agreement and Mutual Release (the “Reimbursement Agreement”) with Bruce R. Galloway, who is a former director of the Company, and several of Mr. Galloway’s affiliates, including Strategic Turnaround Equity Partners, L.P. (Cayman) (“STEP”).  Under the Reimbursement Agreement, the Company is required to pay STEP $225,409 from proceeds of the sale of artwork owned by the Company. The Company must pay this amount, regardless of whether proceeds from the sale of artwork are sufficient, upon the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012.  For further details, see Note 12 to the unaudited condensed financial statements accompanying this report.

    On September 28, 2011, the Company issued a promissory note to St. George in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.  See Note 6 to the unaudited condensed financial statements for additional discussion of the Promissory Note.

    On December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.  See Note 6 to the unaudited condensed financial statements for additional discussion of the Second Promissory Note.

    On February 9, 2012, the Company issued a Promissory Note (the “Third Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company.   See Note 6 to the unaudited condensed financial statements for additional discussion of the Third Promissory Note.

    On May 15, 2012, the Company’s Board of Directors (the “Board”) approved the issuance of an additional Promissory Note in favor of St. George, on terms and conditions substantially similar to those of the Third Promissory Note, in exchange for a loan in the amount of $75,000 made by St. George to the Company.

    The Company is obligated to repay significant amounts of money in the near future.  On June 29, 2012, the Company’s wholly owned subsidiary Pulse Systems LLC must make a final payment under the Redemption Agreement to the holder of its preferred units to redeem the preferred units in the amount of $2,186,000, which includes $826,000 as a result of its failure to make previously due redemption payments, and in addition the aggregate amount of previously missed redemption payments.  No later than June 12, 2012, the Company is obligated to pay $225,409 to STEP under the Reimbursement Agreement.  The maturity date for the Company’s revolving loan and term loan from Fifth Third Bank is July 31, 2012.  At March 31, 2012, the aggregate balance outstanding under these loans was approximately $2,858,000.  Hence, within 75 days, the Company will have due and owing at least $5,269,409, subject to any rights of setoff and defenses available to the Company.

Item 4.  Controls and Procedures

    Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

    There was no change in our internal control over financial reporting during our third quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1. Legal Proceedings

    On October 17, 2011, the Company filed an administrative claim with the Division of Claims Administration against the State of Tennessee for breach of the Escrow Agreement between the Company and the Bureau of Tenncare.  On January 18, 2012, the claim was transferred to the Tennessee Claims Commission.  UAHC filed its formal complaint with the Claims Commission on February 16, 2012.  The Company is awaiting an answer to the complaint.

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

    Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2012 and fiscal 2013.  The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors.   Any such equity financing may result in significant dilution of the Company’s existing shareholders.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

Item 6.  Exhibits
4.1*	Promissory Note dated May 15, 2012, made by the Company in favor of St George Investments, LLC.
4.2*	Fourth Amendment to Loan and Security Agreement dated May 15, 2012, between Pulse Systems, LLC and Fifth Third Bank.
4.3*	Term Note A dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.
4.4*	Revolving Note dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.
4.5*	Reaffirmation of Pledge Agreement dated May 15, 2012, executed by the Company.
10.1*	Third Amendment to Voting and Standstill Agreement dated May 15, 2012, between the Company, St George Investments, LLC and The Dove Foundation
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               United American Healthcare Corporation

Date: May 21, 2012	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2012	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)