Form 10-K
period 2012-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2012-10-11
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________

FORM 10-K

              (Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission file number:  001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601
 (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (313) 393-4571
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒.
The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2011 computed by reference to the OTCQB closing price on such date, was $49,011.

The number of outstanding shares of registrant's common stock as of October 11, 2012 was 11,817,766.

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

History

From November 1993 to June 2009, the Company's indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its present TennCare contract expired on June 30, 2009. UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008.

From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the "Medicare contract") pursuant to a contract with the Centers for Medicare & Medicaid Services. The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan.  The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company wound down the Medicare business over the next twelve months and substantially ended its activity on December 31, 2010.

The discontinuance of the TennCare and Medicare contracts had a material adverse effect on the Company's operations, earnings, financial condition and cash flows in fiscal 2009 and 2010.

Acquisition of Pulse Systems, LLC

On June 18, 2010, UAHC entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the UAHC board of directors on July 7, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded.  The Company also assumed Pulse's term loan to a bank of $4.25 million, after making a payment at closing as discussed below.

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse is only allowed to redeem the preferred units if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse's outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse's revolving and term loan are not included in the $9.46 million purchase price listed above.

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

Business

Pulse Systems is a provider of contract manufacturing services to the medical device industry. In business since 1998, Pulse has developed an expertise in laser-based metal fabrication services, supplying precision components to customers developing products for use in a wide range of medical specialties, including cardiology, neurology, orthopedics, gynecology, ophthalmology and urology.  For the twelve months ended June 30, 2012, approximately 61% of Pulse's total revenue was related to products with cardiovascular applications. Components produced by Pulse Systems are used in medical device applications such as cardiovascular stents, heart valve replacements, arterial wound closures, spinal repairs, breast biopsies and brain aneurysm repairs.

Pulse Systems specializes in the following contract manufacturing services for the medical device industry:

·
Laser Cutting.  Pulse's core business is providing precision laser cutting of thin-wall metal tubes. For the twelve months ended June 30, 2012, laser cutting represented approximately 88% of Pulse's total revenue.  Pulse has expertise in processing a variety of medical-grade materials, such as stainless steel, certain nickel-titanium alloys known as "Nitinol", precious metals such as platinum and gold (often used as radio-opaque location markers for implants), as well as tantalum and cobalt chromium.  Pulse utilizes automated processing workstations which deliver precise amounts of laser energy to vaporize metal materials in the specific pattern required for the customer's part. Laser processing has technical advantages over other conventional machining techniques in processing these thin, delicate materials.

·
Laser Welding.  In addition to its laser cutting capabilities, Pulse provides customers with laser welding services for joining metal components into sub-assemblies. Pulse maintains a certified Class 10,000 (International Organization for Standardization ("ISO") Class 7) cleanroom for its sub-assembly work.  Similar to laser cutting, laser welding is performed by highly accurate computer-controlled equipment and is advantageous for use in medical device manufacturing because of its precision. From a biocompatibility and cleanliness perspective, the medical-grade materials of the components themselves are melted by the laser energy to form the weld, so no that additional materials or contaminants are introduced to the finished product.

·
CNC Machining.  During Fiscal Year 2012, Pulse Systems added capabilities in CNC Machining to its array of contract manufacturing services for the medical device industry. In addition to its well-established capabilities in precision laser services and implant manufacturing, Pulse Systems now offers precision CNC machining of small custom components for medical devices. The Company's newly-acquired CNC machining equipment is capable of a variety of operations, including milling, turning, boring, and drilling of very small features on a range of biocompatible materials. In addition to machining solid metal materials such as stainless steel, Nitinol, and titanium, this equipment is also capable of handling tubular or cannulated starting materials. This wide range of machining capability was designed to leverage Pulse Systems' existing skills in laser machining and laser welding to provide medical device manufacturers with turn-key, ISO-certified sub-assembly services.

·
Nitinol Processing.  Pulse has developed particular expertise in Nitinol heat-treating techniques, which enable medical device developers to utilize the shape-memory properties of the Nitinol material. In heat-treating Nitinol, components are formed into a desired shape in a fixture, then exposed to a precise transition temperature for a specific amount of time. Heat-treated Nitinol components will retain their desired shape while maintaining flexibility of the spring-like material. This process is referred to as "shape-setting". Nitinol is often used in the design of catheter-delivered implants which can assume a desired shape when deployed inside the body.

·	Surface Treatments. Pulse offers an array of surface treatment options for medical device manufacturers to meet specific design requirements:

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

Competition

The seven largest companies in the industry account for approximately half of the approximately $1 billion market for medical device contract manufacturing.  Beyond the market leaders, the medical device contract manufacturing industry is highly fragmented, consisting of several thousand companies in the United States, most of which are privately-held. Industry directories list more than 5,000 companies that contribute as contract manufacturers to serving the medical device industry. Participants range from small individually-owned shops to technical specialty firms (such as Pulse Systems) to large multi-national companies providing end-to-end medical device design, fabrication, assembly, and packaging services.  Participants are primarily located in California, Minnesota and Boston, Massachusetts.  Certain of Pulse's customers also have the capability to manufacture similar products in house, if they so choose.

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

For the twelve months ended June 30, 2012, Pulse Systems provided contract manufacturing services to 121 medical device customers, with approximately 61% of revenue arising from customers located in the San Francisco Bay Area.  For the twelve-months ended June 30, 2012, 2011 and 2010, Pulse's largest customer accounted for approximately 37%, 41% and 40% of its total revenue, respectively, and its second largest customer accounted for approximately 15%, 12% and 19% of its total revenue, respectively.  For the twelve months ended June 30, 2012, the ten largest customers accounted for 79% of Pulse's total revenue.  Although such customers represent a significant portion of Pulse's business, we do not believe the company is substantially dependent on any one customer.

Pulse does not have any long-term contracts with its customers.  Although we obtain firm purchase orders from customers, such customers do not typically make firm orders for delivery more than 120 days in advance.  In addition, such customers may reschedule or cancel firm orders on short notice in accordance with contractual terms.  While firm purchase orders remain our best predictor of future shipments in the near term, we do not believe that the backlog of sales at any point time is a meaningful measure of future long-term sales.  As of June 30, 2012, we had a sales backlog of approximately $1.4 million.

Marketing and Sales

Pulse Systems sells its contract manufacturing services directly to medical device manufacturing companies who are responsible for the engineering design, clinical development, regulatory approval, and marketing and sales of the end products. In selling its services, Pulse utilizes independent manufacturer's representatives, who are granted exclusive regional territories and are paid a percentage commission for the sales revenues generated in their territories.  Our manufacturing representatives are generally restricted from representing competitors in our industry during their service period to Pulse.

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

The FDA and related state and foreign governmental agencies regulate many of our customers' products as medical devices, all of which are not directly related to our business as currently conducted. In most cases, the U.S. Food and Drug Administration ("FDA") or foreign government agency must approve or pre-clear those products prior to commercialization.

Intellectual Property

We have developed certain manufacturing "know-how" that we consider proprietary, and which helps to differentiate our services from those provided by others. Our engineering staff is focused on the innovative application of manufacturing technologies to meet our customers' needs.  However, Pulse does not conduct any basic research and development outside of specific tasks requested by its customers, and therefore has no expenses in that area.

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

Employees

As of June 30, 2012, the Company had 29 full-time employees, including 28 full-time employees of Pulse. The Company's employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

Further information about Pulse Systems can be found on the Internet at www.pulsesystems.com.  The references to the website address of Pulse are not intended to function as a hyperlink and, except as specified herein, the information contained on such website is not part of this Annual Report on Form 10-K.

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
Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations. See "—Risks Related to Financing Activities" below for a discussion of additional risks to our liquidity resulting from the current economic and financial market environment.

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
Our revenue and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the twelve months ended June 30, 2012, Pulse's two largest and ten largest customers accounted for approximately 52% and 79%, respectively, of Pulse's total revenue. In addition, for the twelve months ended June 30, 2012 approximately 61% of Pulse's revenue related to customers located in the San Francisco Bay Area. We are likely to continue to experience a high degree of customer concentration.  The loss or a significant reduction of business from any of our major customers or from customers in the San Francisco Bay Area would adversely affect our results of operations.
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
Many of our customers' medical devices are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA approval process can be expensive and uncertain, requires detailed and comprehensive scientific and other data, and generally takes between three months and three years, or longer, depending on the product classification. The commercial distribution of any products developed by our customers that require regulatory clearance may be delayed by the regulatory approval process.  If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute their products, our ability to sell our services could suffer.
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
The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:
·	difficulty in realizing anticipated financial or strategic benefits of such acquisition;
·	diversion of capital and potential dilution of stockholder ownership;
·	the risks related to increased indebtedness, as well as the risk such financing will not be available on satisfactory terms or at all;
·	diversion of management's attention and other resources from current operations, including potential strain on financial and managerial controls and reporting systems and procedures;
·	management of employee relations across facilities;
·	difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;
·
difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;

·	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify;
·	inability to realize cost savings, sales increases or other benefits that we anticipate from such acquisitions, either as to amount or in the expected time frame;
·	non-cash impairment charges or other accounting charges relating to the acquired assets; and
·	ability to maintain strong relationships with our and our acquired companies' customers after the acquisitions.
If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and the acquired companies achieved or might achieve separately.

Our inability to access additional capital could have a negative impact on our growth strategy.
Our growth strategy will require additional capital for, among other purposes, completing any acquisitions we enter into, managing any acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" elsewhere in this report.
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
Although we do not believe that any of our products, services or processes infringe the intellectual property rights of third parties, historically, patent applications in the United States have not been publicly disclosed until the patent is issued (or as of recently, until publication, which occurs eighteen months after filing), and we may not be aware of currently filed patent applications that relate to our products or processes. If patents later issue on these applications, we may in the future be notified that we are infringing patent or other intellectual property rights of third parties and we may be liable for infringement at that time. In the event of infringement of patent or other intellectual property rights, we may not be able to obtain licenses on commercially reasonable terms, if at all, and we may end up in litigation. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of infringement claims could disrupt our business and impair our ability to meet our customers' needs which, in turn, could have a negative effect on our financial condition and results of operations. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management. We also may be subject to significant damages or injunctions against development and sale of our products.
In addition, any infringement claims, significant charges or injunctions against our customers' products that incorporate our components may result in our customers not needing or having a reduced need for our capabilities and services.

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
As of June 30, 2012, goodwill of approximately $10.2 million represented 65% of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. We could be required to recognize reductions in our earnings caused by the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.
Our business may suffer if we are unable to recruit and retain senior management and experienced engineers and management personnel that we need to compete in the medical device industry.
Our operations are highly dependent on the efforts of John Fife, the Company's President and Chief Executive Officer, Herbert J. Bellucci, President and CEO of Pulse who has more than 25 years of experience in the medical device industry, and certain other senior executives who have been instrumental in developing our business strategies and forging our business relationships.  The loss of the leadership, knowledge and experience of Mr. Fife, Mr. Bellucci and our other executive officers could adversely affect our business.  We do not currently maintain key man insurance on any of our executive officers.

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
Our current internal capabilities do not include all elements that are required to satisfy all of our customers' requirements. We may rely on third party suppliers, subcontractors, and other outside sources for components or services. Manufacturing problems may occur with these third parties. A supplier may fail to supply components or services to us on a timely basis, or may supply us with components or services that do not meet our quality, quantity, or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these components or services on a timely basis or on terms acceptable to us, which could harm our ability to deliver components or services to our customers profitably or on time. In addition, if the processes that our suppliers use to provide components or services are proprietary, we may be unable to obtain comparable components from alternative suppliers.
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
Fluctuations in our operating results may cause uncertainty concerning our performance and prospects or may result in our failure to meet expectations. Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, which include, but are not limited to:
·	the fixed nature of a substantial percentage of our costs, which results in our operations being sensitive to fluctuations in sales;
·
changes in the relative portion of our sales represented by our various products, which could result in reductions in our profits if the relative portion of our sales represented by lower margin products increases;

·	introduction and market acceptance of our customers' new products and changes in demand for our customers' existing products;
·	the accuracy of our customers' forecasts for future production requirements;
·	timing of orders placed by our principal customers that account for a significant portion of our revenues;
·	future price concessions as a result of pressure to compete;
·	cancellations by customers which may result in recovery of only our costs;
·	the availability of raw materials, including stainless steel, nitinol, platinum, tantalum, and gold;
·	increased costs of raw materials, supplies or skilled labor;
·	our effectiveness in managing our manufacturing processes; and
·	changes in the competitive and economic conditions generally, or in our customers' markets.

Investors should not rely on results of operations in any past period as an indication of what our results will be for any future period.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our future testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will continue to require that we incur substantial accounting expense and expend significant management time and effort. Moreover, if we are not able to continue to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Changes in accounting may affect our results of operations.
U.S. generally accepted accounting principles ("GAAP") and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, or the adoption of new pronouncements could significantly affect our stated results of operations.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in the United States. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in U.S. tax laws and regulations, and changes in our interpretations of tax laws, including pending tax law changes. In addition, we are subject to the routine examination of our income tax returns by the Internal Revenue Service and other local and state tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our estimated income tax liabilities. Adverse outcomes from tax examinations, or the accounting reversal of any tax benefits or revenue previously recognized by us, could have an adverse effect on our provision for income taxes, estimated income tax liabilities, or results of operations.

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
The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Regulations affecting the healthcare industry in general, and the medical device industry in particular, are complex, change frequently and have tended to become more stringent over time. Specifically, the FDA and state and foreign governmental agencies regulate many of our customers' products and approval/clearance is required for those products prior to commercialization in the U.S. and certain foreign jurisdictions. Some of our facilities are subject to inspection by the FDA and other regulatory agencies for compliance with regulations or regulatory requirements. Our failure to comply with these regulations or regulatory requirements may result in civil and criminal enforcement actions or fines and, in some cases, the prevention or delay of our customers' ability to gain or maintain approval to market their products. Any failure by us to comply with applicable regulations could also result in the cessation of portions or all of our operations and restrictions on our ability to continue or expand our operations.
The recently enacted health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.
In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, commonly referred to together as the "ACA". This legislation enacts comprehensive changes to the U.S. health care system, components of which will be phased in at various stages over the next eight years. The legislation also imposes a franchise tax or premium excise tax of $8 billion starting in 2014, with increasing annual amounts thereafter. Such assessment may not be deductible for income tax purposes.

There are many parts of the legislation that will require further guidance in the form of  regulations. Due to the breadth and complexity of the health reform legislation, the lack of implementing regulations and interpretive guidance, and the phased-in nature of the implementation, the overall impact of the health reform legislation on our business over the coming years is difficult to predict and not yet fully known.
Although the U.S. Supreme Court upheld the constitutionality of ACA in June 2012, various Congressional leaders have indicated a desire to revisit or repeal the health care reform law. While the U.S House of Representatives voted to repeal the whole health care reform law, the U.S. Senate voted against such a repeal. There have separately been a number of bills introduced that would change certain provisions of the law. Because of these challenges, we cannot predict whether any or all of the legislation will be implemented as enacted, overturned, repealed, or modified. Any partial or complete repeal or amendment or implementation difficulties, or uncertainty regarding such events, could materially and adversely impact our ability to capitalize on the opportunities presented by the ACA or may cause us to incur additional costs of compliance.

Our business is indirectly subject to healthcare industry cost containment measures and other industry trends affecting pricing that could result in reduced sales of or prices for our products.
Acceptance of our customers' products by hospitals, outpatient centers and physicians depend on, among other things, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payers of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical procedures that use our products. If that were to occur, medical device manufacturers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products, which could affect our profitability.
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
Risks Relating to Financing Activities

Our audit opinion includes an explanatory paragraph that discusses that there is a substantial doubt about the Company's ability to continue as a going concern, because we are not expected to have sufficient cash to adequately support our financial requirements for the next twelve months.
Our management and our independent registered public accountants have concluded that, due to our need for additional capital and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.  Moreover, because our auditors have expressed a going concern opinion, our ability to obtain additional financing could be adversely affected.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" elsewhere in this report.

We expect that we will require additional capital within the next 6 months.
Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during the current fiscal year. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as our president and chief executive officer and members of our board of directors. Any such equity financing may result in significant dilution of the Company's existing shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" elsewhere in this report.

We are dependent on our largest shareholder for financing and could become insolvent if our largest shareholder withholds future financing.
John M. Fife, who is our President, Chief Executive Officer, and Chairman of the Board of Directors, is also our largest beneficial shareholder, because he beneficially owns, through his affiliates St. George Investments, LLC, and Chicago Venture Partners, almost 35% of our outstanding shares of common stock.  We expect to remain dependent on our largest shareholder as our primary, and possibly only, source of financing during rest of the current fiscal year.  Loan covenants under the credit facility of our subsidiary, Pulse Systems, LLC, prohibit it from distributing any cash from its operations to us, except for tax distributions.

Our largest shareholder has purchased the preferred units in Pulse Systems and would benefit from Pulse Systems' failure to make redemption payments.
On June 18, 2010, Pulse Systems Corporation and Pulse Systems, LLC entered into a Redemption Agreement, whereby Pulse Systems, LLC agreed to redeem all of its preferred units over a two-year period for an aggregate redemption price of $3.9 million, which consists $1.75 million that was paid on or around June 18, 2010, 22 monthly installments of $40,000 starting August 31, 2010, and a final payment of $1.36 million due in June 2012.  On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. Under the Redemption Agreement, Pulse Systems was obligated to redeem its preferred units from St. George by making the remaining redemption payments in the amount of $40,000 each month through May 2012 and a final payment of $1.36 million in June 2012.  On January 1, 2012, Pulse Systems was in default, and remains in default, of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2012 and June 30, 2011 consolidated balance sheets at a value of approximately $2.5 million and $1.6 million, respectively. The June 30, 2011 amount is net of the 12% discount. The $0.9 million impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations.

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
Pulse and UAHC are subject to a number of restrictive debt covenants which may restrict our business and financing activities.
Our credit facility contains restrictive debt covenants that, among other things, restrict Pulse's and/or UAHC's ability to:
·	borrow money;
·	pay dividends and make distributions;
·	make certain investments;
·	repurchase stock;
·	use assets as security in other transactions;
·	create liens;
·	enter into affiliate transactions;
·	merge or consolidate; and
·	transfer and sell assets.

In addition, our credit facility also requires us to maintain certain financial tests. These restrictive covenants may limit our ability to expand or to pursue our business strategies. Furthermore, any indebtedness that we incur in the future may contain similar or more restrictive covenants. Our ability to comply with the restrictions contained in our credit facility may be affected by changes in our business condition or results of operations, adverse regulatory developments or other events beyond our control. The failure to comply with these restrictions has resulted in a default under our credit facility or any other subsequent financing agreement, which in turn, caused our debt to which a cross-acceleration or cross-default provision applies to become immediately due and payable. We cannot assure you that we would be able to repay the accelerated debt. In addition, a default gives our lenders the right to terminate any commitments that they had made to provide us with additional funds.

Risks Relating to Our Common Stock
Shareholders will likely incur additional dilution as a result of our financing activities.

Other than tax distributions that we receive from our subsidiary Pulse Systems, LLC, the current credit facility requires Pulse System, LLC to retain all of its free cash flow instead of making distributions to the Company.  As a result, we do not receive from Pulse Systems, which is our only operating subsidiary, sufficient cash for our operating expenses and debt obligations.  To pay these expenses and obligations, the Company will likely require additional equity or debt financing, which will potentially further dilute the equity stakes of the Company's existing shareholders.  The most likely source of these future financings will be our affiliates, including our President and Chief Executive Officer and members of our Board of Directors.

Our largest shareholder may use its influence to take actions not supported by our minority shareholders.

Mr. Fife, who is our largest beneficial shareholder, owning (through his affiliates) almost 35% of the outstanding shares of our common stock, has the ability to have a significant influence on the election of our Board of Directors and the outcome of corporate actions requiring shareholder approval, including dividend policy, mergers, share capital increases, going-private transactions, the sale of Pulse Systems, LLC, and other extraordinary transactions.  The investment time horizon and financial incentives for Mr. Fife may differ from those of other shareholders.  For example, as a result of a previous transaction with the Company, Mr. Fife's affiliates have the right to put all of their shares of the Company's common stock to the Company at $1.26 per share at any time between October 1, 2012 and March 30, 2013.  (See "MD&A – Liquidity and Capital Resources – Source of Liquidity.")

In addition, on June 18, 2010, Pulse Systems Corporation and Pulse Systems, LLC entered into a Redemption Agreement, whereby Pulse Systems, LLC agreed to redeem all of its preferred units over a two-year period.  On August 30, 2011, St. George Investments, LLC, an affiliate of Mr. Fife, entered into a Securities Purchase Agreement with Pulse Systems Corporation whereby St. George Investments, LLC purchased all of the unredeemed preferred units of Pulse Systems, LLC.  On January 1, 2012, Pulse Systems was in default, and remains in default, of the Redemption Agreement.  This default under the Redemption Agreement resulted in an additional liability to the Company of $826,000 for the benefit of Mr. Fife's affiliates, plus the accrual of dividends for the benefit of Mr. Fife's affiliates at the rate of 14% on the preferred units of Pulse Systems, LLC owned by Mr. Fife's affiliates, as of the date of default.  (See "Risk Factors – Risks Relating to Financing Activities.")

As a result of his influence on our business, Mr. Fife could prevent us from making certain decisions or taking certain actions that would protect the interests of our other shareholders.  For example, Mr. Fife's concentration of ownership may delay or prevent a change of control of the Company, even if this change of control may benefit other shareholders generally.  Similarly, Mr. Fife could propose financing terms to supply needed cash to the Company that would be highly dilutive to the other shareholders, in the absence of any other competing credible financing offers.  These and other factors related to Mr. Fife's holding of a significant percentage of our shares may reduce the liquidity of our shares and their attractiveness to investors.

Our common stock may continue to be volatile and could decline substantially.
The trading price of our common stock has been, and may continue to be, volatile. From July 1, 2011 to June 30, 2012, the trading price of our stock has ranged from $0.01 to $0.18.  We believe this volatility is due to, among other things, recent financial performance, current expectations of our future financial performance, delisting from the Nasdaq Capital Market and the volatility of the stock market in general.
In particular, with respect to our new operations, there has been significant volatility in the market price and trading volume of securities of companies operating in the medical device industry, which has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:
·	actual or anticipated fluctuations in our operating results;
·	our announcements or our competitors' announcements regarding new products, significant contracts, acquisitions, divestitures or strategic investments;
·	loss of any of our key management or technical personnel;
·	conditions affecting medical device manufacturers or the medical device industry generally;
·	product liability lawsuits against us or our customers;
·	clinical trial results with respect to our customers' medical devices;
·	changes in our growth rates or our competitors' growth rates;
·	developments regarding our proprietary rights, or those of our competitors;
·	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;
·	public concern as to the safety of our products;
·	changes in health care policy in the United States and internationally;
·	conditions in the financial markets in general or changes in general economic conditions;
·	our liquidity needs and constraints and our ability to raise additional capital;
·	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;
·	sales of our common stock by our executive officers, directors and five percent stockholders or stock issuances by the Company;
·	changes in accounting standards, policies, guidance, interpretations or principles; and
·	announcement of financial restatements.

Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operation and financial condition.
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

Provisions of Michigan corporation law, our articles of incorporation and our bylaws may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace or remove our board of directors. These provisions include:

·	providing for a classified board of directors with staggered terms;
·	requiring super majority stockholder voting to effect certain amendments to our articles of incorporation and bylaws;
·	eliminating the ability of shareholders to call special meetings of shareholders;
·	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings;
·	permitting the board of directors to amend, alter or repeal the bylaws;
·	limiting the ability of shareholders to act by written consent;
·	limiting the ability of shareholders to remove directors; and
·
authorizing of the board of directors to issue, without stockholder approval, shares of one or more series of  preferred  stock with such terms as the board of directors may determine and shares of our common stock.

Our common stock may be subject to "penny stock" rules, which make it more difficult for you to dispose of your shares.
Our common stock may be subject to the rules promulgated under the Securities Exchange Act of 1934 relating to "penny stocks." These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements would make it more difficult to buy or sell our common stock in the open market and therefore reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.
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

ITEM 2. PROPERTIES
The principal offices of the Company are located at 303 East Wacker Drive, Suite 1200, Chicago, Illinois, where it shares approximately 1,000 square feet of office space with Chicago Venture Partners LP, an affiliate of John M. Fife, the Company's Chairman, President and Chief Executive Officer.  Pulse leases approximately 9,000 square feet of office and manufacturing space in Concord, California.  The Company believes that its current facilities provide sufficient space suitable for all of its activities and sufficient other space will be available on reasonable terms, if needed.
ITEM 3. LEGAL PROCEEDINGS

None.

 ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since July 12, 2010, our common stock is quoted under the symbol "UAHC" on the OTCQB Marketplace, which is a market tier for over-the-counter-traded U.S. companies that are registered and reporting with the Securities and Exchange Commission ("SEC") or a U.S. banking or insurance regulator.  The Company's common stock was previously listed under the symbol "UAHC" on the NASDAQ Capital Market.
The table below sets forth for the common stock the range of the high and low sales prices per share on the OTCQB for each quarter in the past two fiscal years.

	2012 Sales Price		2011 Sales Price
Fiscal Quarter	High	Low	High	Low
First	$0.18	$0.05	$0.66	$0.20
Second	$0.06	$0.01	$0.39	$0.20
Third	$0.03	$0.01	$0.35	$0.23
Fourth	$0.03	$0.01	$0.30	$0.13

As of September 7, 2012, the high and low bid quotations on the OTCQB were $0.01 per share, respectively.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.
As of September 24, 2012, there were approximately 93 shareholders of record of the Company.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other persons or entities.
The Company has not paid any cash dividends on its common stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in reports filed with or furnished to the SEC, and in particular those set forth under "Risk Factors" in Part 1 Item 1A in this annual report on Form 10-K.  Given such uncertainties, you should not place undue reliance on any such forward-looking statements.  Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

Overview
This section discusses the Company's results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this annual report on Form 10-K.
History

From November 1993 to June 2009, the Company's indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its TennCare contract expired on June 30, 2009. UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008.

From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the "Medicare contract") pursuant to a contract with the Centers for Medicare & Medicaid Services ("CMS"). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan.  The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company wound down the Medicare business during calendar 2010, and substantially ended its activity on December 31, 2010.

The discontinuance of the TennCare and Medicare contracts have had a material adverse effect on the Company's operations, earnings, financial condition and cash flows in fiscal 2010 .

Acquisition of Pulse Systems, LLC

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. See Note 6 to the Notes to the Consolidated Financial Statements for additional discussion of the purchase terms.

Review of Consolidated Results of Operations – Fiscal 2012 Compared to Fiscal 2011
Total operating revenues decreased $1.6 million to $6.8 million for the fiscal year ended June 30, 2012 compared to $8.4 million for the fiscal year ended June 30, 2011.  The decrease in operating revenue was due to decrease in customer orders.
Total operating expenses decreased by $3.1 million or 32% to $6.7 million for the fiscal year ended June 30, 2012 compared to $9.8 million for the prior fiscal year.  The decrease in total operating expenses was primarily the result of the decrease in operating revenues.
Cost of contract manufacturing services decreased $0.5 million to $3.9 million for the fiscal year ended June 30, 2012 compared to $4.4 million for the fiscal year ended June 30, 2011.  The decrease in cost of contract manufacturing services was primarily due to decrease in revenues.
General and administrative expenses were $2.8 million for the fiscal year ended June 30, 2012, as compared with $5.2 million for the prior fiscal year, a decrease of $2.4 million.  The decrease was principally due to reduced corporate overhead costs, including salaries and legal fees.

Loss from continuing operations before income taxes was $1.9 million for the fiscal year ended June 30, 2012 compared to loss from continuing operations before income taxes of  $7.5 million for the fiscal year ended June 30, 2011.  The decrease in loss from continuing operations before income taxes of $5.6 million, or $0.47 per basic share, is principally due to reduced general and administrative expense offset by the decrease in operating revenues.

Income tax expense was $31,000 for the fiscal year ended June 30, 2012 compared to income tax expense of $16,000 for the prior fiscal year.  The Company's effective tax rate for the fiscal year ended June 30, 2012 differs from the statutory rate primarily due to the change in the valuation allowance.  The Company increased its deferred tax asset valuation allowance due to uncertainties in its expected utilization.
Income from discontinued operations before income taxes was $53,000, or $0.00 per basic share for the year ended June 30, 2012, compared to income from discontinued operations before income taxes of $396,000, or $0.04 per basic share for the fiscal year ended June 30, 2011. Income from discontinued operations was primarily due to claim refunds received during fiscal 2012.  As described in Note 12 to the Consolidated Financial Statements, the Medicare operations were reclassified to discontinued operations.
Net loss was $1.9 million, or $(0.16) per basic share, for the fiscal year ended June 30, 2012 compared to net loss of $7.1 million, or $(0.73) per basic share, for the fiscal year ended June 30, 2011, a decrease in the net loss of $5.2 million or $0.57 per basic share.

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

Cost of contract manufacturing services increased $4.3 million for the fiscal year ended June 30, 2011, compared to $0.1 million for the fiscal year ended June 30, 2010. As Pulse was acquired on June, 18, 2010, the fiscal 2011 costs of contract manufacturing services represents one-full year compared to twelve days during fiscal 2010 costs of contract manufacturing services.

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

Liquidity and Capital Resources
Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and to fund planned capital spending and other commitments and contingencies. The Company's ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at their present interest rates and other terms. The Company expects that it will require additional capital within the next 6 months. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2013. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in significant dilution of the Company's existing shareholders.

The Company incurred a net loss from continuing operations of $1.9 million during the year ended June 30, 2012 and, as of that date, had a working capital deficiency of $10.2 million. In addition, the Company defaulted on certain long-term debt arrangements and on the redeemable preferred units of Pulse Systems, LLC as described further below in "MD&A – Liquidity and Capital Resources," as well as Note  10 to the Financial Statements accompanying this report. The Company's management and auditors have concluded that these factors raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.
In order to provide the Company with the ability to continue its operations, the Company's Management has instituted cost savings actions to reduce corporate overhead. To the extent we need to finance our debt or other obligations, or fund capital expenditures or acquisitions, we will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings. These financings will probably be highly dilutive to existing shareholders. Market and economic conditions may continue to limit our sources of funds for these activities and our ability to finance our debts or other obligations. We may seek financing from members of our Board of Directors, including Mr. Fife, and their affiliates. We may have no alternatives other than to seek and accept additional financing from Mr. Fife's affiliates.
In addition, the Company is attempting to liquidate its art collection to raise cash. However, the Company is obligated to pay 50% of the proceeds from sales of its artwork up to $225,409 to Strategic Turnaround Equity Partners, L.P. (Cayman), and its affiliates pursuant to a reimbursement agreement, as described below in this section and in Notes 8 and 16 to the Financial Statements accompanying this report.  The Company was obligated to repay this $225,409 from the sale of the Company's artwork upon the earlier of (i) the Company's receipt of at least $225,409.64 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company's credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012, or this obligation, less any paydown from the sale of artwork, would become a due and payable cash obligation of the Company. The Company was unable to make the payments as required. STEP has delivered a default notice to the Company and has threatened the Company with collection action with respect to this obligation.
On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse.  The Company also assumed Pulse's outstanding term loan, as described below.  See Note 10 to the Financial Statements accompanying this report.
Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which related to a revolving loan and a term loan. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems. The Loan Agreement has been modified by an amendment dated May 15, 2012. The amended agreement revised the maximum loan amount under the revolving loan to $0.5 million and the $2.9 million term loan with a maturity date of July 31, 2012 to $2,857,500. The agreement required a payment of a $25,000 fee and $300,000 upon execution of the agreement and a final payment of the remaining balance on July 31, 2012. Effective August 14, 2012, the Loan Agreement was amended as described in Note 19.  The interest rate on the term loan is increased from 7.75% to 10.5%.

The Loan Agreement contains financial covenants. At June 30, 2012, the Company was not in compliance with certain financial covenants. Defaults under the Loan and Security Agreement, as amended, arose from Pulse System's failure to satisfy (a) the Fixed Charge Coverage Ratio (as defined therein) as of June 30, 2012.  Management has not been able to obtain a waiver of these covenant defaults from the lender.

In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the "Pledge Agreement"). The Pledge Agreement generally restricts the payments of dividends or distributions on, and redemptions of, UAHC common stock, except as permitted under the Standstill Agreement, as amended.
At June 30, 2012, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.2 million, compared to $1.5 million at June 30, 2011; (ii) negative working capital of ($10.2) million, compared to negative working capital of ($6.4) million at June 30, 2011; and (iii) a current assets-to-current liabilities ratio of 0.12 to 1 at June 30, 2012, compared to 0.30 to 1 at June 30, 2011.

Net cash provided by operating activities was $0.5 million in fiscal 2012 compared to net cash used in operating activities of $0.7 million in fiscal 2011.    Cash used in investing activities of $0.8 million was primarily due to the purchase of equipment. Net cash used in financing activities was $1.1 million was primarily due to long term debt payments of $1.8 million offset by additional debt borrowings of $1.1 million. The net decrease in total cash flow was $1.3 million for the fiscal year ended June 30, 2012, compared to a net decrease in cash flow of $1.9 million for the prior fiscal year.

The Company has incurred an obligation to St. George Investments, LLC ("St. George") and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of June 30, 2012, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.  The put exercise period runs from October 1, 2012, through March 30, 2013.  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, Chief Executive Officer and President.  For further details, see Note 16 to the Financial Statements accompanying this report.
The Company's wholly owned subsidiary Pulse Systems LLC was obligated under the Redemption Agreement with the holder of its preferred units to redeem the preferred units by making monthly payments in the amount of $40,000 through May 2012 and a final payment of $1,360,000 in June 2012. Pulse Systems was dependent on funds from the Company to make these redemption payments. Failure to make any of the redemption payments would result in the increase of the redemption price for its preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments, a related party, purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.
On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2012 and June 30, 2011 consolidated balance sheets at a value of approximately $2.5 million and $1.6 million, respectively. The June 30, 2011 amount is net of the 12% discount. See Note 14 to the Financial Statements accompanying this report.
On March 27, 2011, the Company and William C. Brooks ("Brooks"), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the "Brooks Settlement Agreement").  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. Of the $160,000 amount that is payable out of proceeds from the sale of artwork, there was a $153,000 balance owed to Brooks on December 31, 2011. Pursuant to the Brooks Settlement Agreement, the Company elected to pay the $153,000 balance in artwork (at its appraised value).  For further details, see Note 18 and 19 to the Financial Statements accompanying this report.
On June 23, 2011, the Company, together with John M. Fife, who is the Company's President, Chief Executive Officer and Chairman of the Board of Directors, and several of Mr. Fife's affiliates, including St. George, entered into a Reimbursement Agreement and Mutual

 Release (the "Reimbursement Agreement") with Bruce R. Galloway, who is a former director of the Company, and several of Mr. Galloway's affiliates, including Strategic Turnaround Equity Partners, L.P. (Cayman) ("STEP"). Under the Reimbursement Agreement, the Company was required to pay STEP $225,409 from proceeds of the sale of artwork owned by the Company. The Company was required to pay this amount, regardless of whether proceeds from the sale of artwork were sufficient, upon the earlier of (i) the Company's receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company's credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012.  The Company was unable to make the payment as required.  For further details, see Notes 8 and 16 to the Financial Statements accompanying this report.
On September 28, 2011, the Company issued a promissory note (the "Promissory Note") to St. George in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.

On December 9, 2011, the Company issued a Promissory Note (the "Second Promissory Note") in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.

On February 9, 2012, the Company issued a Promissory Note (the "Third Promissory Note") in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company.
On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $75,000 made by St. George to the Company.
See Note 10 to the financial statements for additional discussion of the Promissory Notes discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements of the Company and the Report of the Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report in Item 15 at page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On January 27, 2012, the Audit Committee of the Board of Directors of the Company approved the dismissal of UHY LLP ("UHY") as our independent auditor.

UHY's reports on the Company's financial statements for the fiscal years ended June 30, 2011 and 2010, which did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that UHY's report on our financial statements for the fiscal year ended June 30, 2011, was qualified as to uncertainty with respect to the Company's ability to continue as a going concern, as follows: "The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss from continuing operations of $7,522,000 for the year ended June 30, 2011, and, as of that date, had a net working capital deficiency of $6,351,000. As discussed in Note 2 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the fiscal years ended June 30, 2011 and 2010, and through UHY's dismissal on January 27, 2012, there was: (i) no disagreement with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the subject matter of the disagreement in connection with its report, and (ii) no reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss UHY as our independent auditor, the Company appointed Bravos & Associates CPAs ("Bravos") as our independent auditor.

During the fiscal years ended June 30, 2011 and 2010, and through the date hereof, neither the Company nor anyone acting on its behalf consulted Bravos with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that Bravos concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event as described in Item 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.  This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on such assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2012 based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Under the Reimbursement Agreement (as defined in Item 13), the amount of $225,409 was due and payable by the Company to STEP (as defined in Item 13) on June 12, 2012.  The Company was unable to make the required payment at that time.  STEP has delivered a default notice to the Company and has threatened the Company with a collection action with respect to this obligation.

On August 14, 2012, the Company, as seller, and St George, as buyer, entered into that certain Note Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, the Company issued to St George that certain Secured Promissory Note dated August 14, 2012, in the original principal amount of $370,000 ("Note #5"). Such principal amount of the note reflects the cash advanced to the Company by St George pursuant to the terms of the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company and St George entered into that certain Pledge and Security Agreement dated August 14, 2012 ("St George Pledge Agreement"), thereby providing that Note #5 is secured by all of the Company's ownership interests in its subsidiary, Pulse. Note #5 is also secured by all of the assets of the Company pursuant to that certain Security Agreement between the Company and St George dated August 14, 2012 ("St George Security Agreement").

Prior to the issuance of Note #5, the Company previously issued to St George (i) that certain promissory note dated September 28, 2011, in the original principal amount of $400,000 ("Note #1"), (ii) that certain promissory note dated December 9, 2011, in the original principal amount of $300,000 ("Note #2"), (iii) that certain promissory note dated February 9, 2012, in the original principal amount of $350,000 ("Note #3"), and (iv) that certain promissory note dated May 16, 2012, in the original principal amount of $75,000 ("Note #4") (Note #1, Note #2, Note #3 and Note #4 are collectively referred to as the "Prior Notes"). Pursuant to the terms of the Purchase Agreement, each Prior Note was amended on August 14, 2012, to make the indebtedness evidenced by each such note secured by (A) all of the assets of the Company under the terms of the St George Security Agreement, and (B) all of the Company's ownership interests in Pulse pursuant to the terms of the St George Pledge Agreement.

Loan proceeds from Note #5 will be transferred by the Company to Pulse. As required by the Purchase Agreement, Pulse entered into that certain Security Agreement by and between Pulse and St George dated August 14, 2012 ("Pulse Security Agreement'), thereby securing Note #5 and the Prior Notes by all of the assets of Pulse. Pulse also unconditionally guaranteed repayment of Note #5 and the Prior Notes by executing that certain Guaranty dated August 14, 2012, in favor of St George ("Pulse Guaranty").

Fifth Third previously provided certain loans, extensions of credit and other financial accommodations to Pulse pursuant to that certain Loan and Security Agreement dated as of March 31, 2009, as amended by that certain First Amendment to Loan and Security Agreement dated as of September 23, 2009, that certain Second Amendment to Loan and Security

Agreement dated as of June 18, 2010, and that certain Third Amendment to Loan and Security Agreement dated as of June 30, 2011, each by and between Fifth Third and Pulse (collectively, the "Fifth Third Loan Agreement"). In connection with the Fifth Third Loan Agreement, the Company previously executed in favor of Fifth Third that certain Membership Interest Pledge Agreement dated as of June 18, 2010, thereby pledging as collateral in favor of Fifth Third all of its ownership interests in Pulse (the "Fifth Third Pledge Agreement").

To bring into compliance certain loan covenants under the Fifth Third Loan Agreement, Pulse and Fifth Third entered into that certain Fourth Amendment to Loan and Security Agreement dated as of August 14, 2012 (the "Fourth Amendment"). The Fourth Amendment modifies the interest rate calculation, certain financial covenants, certain financial reporting obligations, and waives existing noncompliance of loan covenants under the Fifth Third Loan Agreement.

In connection with the Fourth Amendment, the Company was required to (i) transfer the loan proceeds of Note #5 to Pulse to be used to pay down the outstanding balance under the Fifth Third Loan Agreement, and (ii) enter into that certain First Amendment and Reaffirmation of Membership Interest Pledge Agreement dated August 14, 2012 ("First Amendment to Pledge Agreement"), by and between the Company and Fifth Third. The First Amendment to Pledge Agreement modified certain covenants, representations and warranties of the Company, confirmed that the Company was pledging to Fifth Third 5,044,922 Common Units in Pulse, and reaffirmed the terms of the original Fifth Third Pledge Agreement.

As part of the debt restructure under the Fourth Amendment, Pulse executed that certain Revolving Note dated August 17, 2012 ("Revolving Note"), in favor of Fifth Third, with a stated principal amount of $500,000. The Revolving Note was a renewal and substitution for that certain Revolving Note dated June 30, 2011, executed by Pulse in favor of Fifth Third, in a maximum aggregate principal amount not to exceed $1,000,000.

Pursuant to the Fourth Amendment, Pulse also executed that certain Term Note A dated August 17, 2012 ("Term Note A"), in favor of Fifth Third, with a stated principal amount of $2,000,000. Term Note A was a renewal and substitution for that certain Term Note A dated June 30, 2011, executed by Pulse in favor of Fifth Third, in the original principal amount of $3,750,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive offices of the Company as of September 23, 2012.  Under the Company's Amended and Restated Amended and Restated Bylaws, at least three of the Company's directors must not be officers or employees of the Company or its subsidiaries.

Name	Age	Title	Term Ending
John M. Fife	51	Chairman, President and Chief Executive Officer	2014
William C. Brooks	79	Director	2013
Scott Leece	36	Director	2014
Karl Fife	43	Director	2014
Tom A. Goss	66	Director	2012
Emmet S. Moten, Jr.	68	Director	2012
Herbert J. Bellucci	62	President, Secretary and Chief Executive Officer of Pulse Systems, LLC, Director	2013
Ronald E. Hall, Sr.	69	Director	2013
Richard M. Brown, D.O.	77	Director	2013
Robert T. Sullivan	65	Chief Financial Officer, Secretary and Treasurer	N/A

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

William C. Brooks has served as a director of the Company since 1997.  He previously served as Chairman of our Board of Directors from January 1998 until November 2008 and as the Company's President and Chief Executive Officer from November 22, 2002 to November 3, 2010. He is currently the Chairman and Chief Executive Officer of BPI Communications, LLC.  He retired as a Vice President of General Motors Corporation, Inc. in 1997. He is a retired Air Force Officer, and was Assistant Secretary of the U.S. Department of Labor from July 1989 to December 1990. He served as a member of the U.S. Social Security Advisory Board from February 1996 to January 1998.
  Scott Leece is currently the General Manager of Typenex Medical LLC, a privately-held medical device company, which is controlled by Mr. Fife. Mr. Leece has been with Typenex since April 2008. Prior to his time at Typenex, he spent seven years at Cardinal Health in various roles in both marketing management and R&D. Mr. Leece graduated from the University of Illinois-Champaign with a B.S. in Chemical Engineering in 1998 and from the Kellogg School of Management with an MBA in 2005.

            Karl Fife has served as a director since 2011.  He has been the Chief Technology Officer of Chicago Venture Partners, L.P., a venture capital fund with a broad range of investments in medical devices, software, manufacturing and public equity markets since 2002.   Karl Fife served as a member of the board of directors of UAHC's subsidiary Pulse Systems.
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
Emmett S. Moten, Jr. has served as a director since 1988. Mr. Moten has been the President of Moten Group, a real estate development and consulting firm. From July 1988 to October 1996, he was Vice President of Development for Little Caesar Enterprises, Inc., a national fast food franchise company and the Detroit Tiger's Ball Club. Prior to assuming that position, Mr. Moten was Director of the Community & Economic Development Department of the City of Detroit for almost ten years.
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
Robert T. Sullivan has served as Chief Financial Officer and Treasurer of the Company since November 2010. Mr. Sullivan became Secretary of the Company in September 2011. Mr. Sullivan has been Chief Financial Officer of Pulse Systems, LLC since  2010. Mr. Sullivan has been the Chief Financial Officer of Chicago Venture Partners, L.P. since 2002.   Previously, Mr. Sullivan held a number of finance-related positions, including Treasurer at Evangelical Health Systems (now Advocate Health).  Mr. Sullivan holds a bachelor degree from Roosevelt University in Chicago and an MBA from the University of Chicago.

Committees of the Board

The Board has delegated various responsibilities and authority to Board committees and each committee regularly reports on its activities to the Board. Each committee, except the Executive Committee, has regularly scheduled meetings. Each committee operates under a written charter approved by the Board, which is reviewed annually by the respective committees and the Board.

The table below sets forth the membership in fiscal 2012 (and as of the date hereof):

Name	Finance/Audit	Compensation	Governance
John M. Fife
William C. Brooks		Chair	X
Tom A. Goss	Chair
Richard M. Brown, D.O.	X
Ronald E. Hall, Sr.	X
Herbert J. Bellucci			X
Emmett S. Moten, Jr.		X	Chair

Finance and Audit Committee.   The Finance and Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Finance and Audit Committee has the sole authority and responsibility to appoint, determine the compensation of, evaluate and, when appropriate, replace the Company's independent registered public accounting firm. The Finance and Audit Committee  also assist the Board of Directors in fulfilling its oversight responsibilities relating to the integrity of the financial statements, the compliance with certain legal and regulatory requirements, risk management, the qualifications and the adequacy of accounting and internal control systems.
Compensation Committee.   The Compensation Committee administers the executive compensation program of the Company. The Committee's responsibilities include recommending and overseeing compensation and benefit plans and policies, approving equity grants and otherwise administering share-based plans, and reviewing annually all compensation decisions relating to the Company's executive officers.
Governance Committee.   The Governance Committee is responsible for identifying and nominating individuals qualified to serve as Board members, recommending directors for each Board committee and overseeing corporate governance policies.

Director Compensation
 The compensation program for non-employee directors is intended to encourage directors to continue Board service, to further align the interests of the Board and shareholders and to attract new directors with outstanding qualifications. Directors who are employees of the Company do not receive any additional compensation for Board service. All directors are reimbursed for expenses reasonably incurred in connection with Board service.  There was no compensation paid to directors during fiscal 2012.

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
ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation  earned by the named executive officers during the years shown below.

Name and Principal Position	Fiscal Year	Salary ($)	All Other Compensation ($)	Total ($)
John M. Fife	2012	$—	$—	$—
President and CEO	2011	$—	$—	$—

Robert T. Sullivan	2012	$—	$—	$—
Chief Financial Officer and Treasurer	2011	$—	$—	$—

Herbert J. Bellucci	2012	$225,000	$9,000	$234,000
President and Chief Executive Office of Pulse Systems, LLC	2011	$218,076	$56,250	$274,326

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

Outstanding Equity Awards at June 30, 2012
Mr. Fife, Mr. Sullivan and Mr. Bellucci do not have any outstanding option awards as of such date. There are no unvested or unearned stock awards held by named executive officers as of June 30, 2012.

Settlement Agreements
On March 27, 2011, the Company and William C. Brooks entered into a Settlement Agreement and Mutual Full General Release (the "Brooks Settlement Agreement"). The Brooks Settlement Agreement became effective on April 4, 2011.   In the Settlement Agreement, the Company and Brooks resolved any and all disputes between them, including disputes relating to severance, arising on or before April 4, 2011.  The Company and Brooks released one another and their respective affiliates from all liability arising on or before April 4, 2011, in connection with or arising out of Brooks' employment by, or separation from, the Company, except for breach of the Settlement Agreement.
The Company agreed to pay Mr. Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company. Of the $160,000 amount that was payable out of proceeds from the sale of artwork, there was a $153,000 balance owed to Mr. Brooks on December 31, 2011.  Purusant to the Brooks Settlement Agreement, the Compay elected to pay the $153,000 balance in artwork (at its appraised value).  For further details, see Notes 18 and 19 to the Financial Statements accompanying this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of the common stock as of September 23, 2012 with respect to (i) each director, nominee and named executive officer, (ii) all of the directors, nominees and executive officers as a group, and (iii) to the Company's knowledge, each beneficial owner of more than 5% of the outstanding common stock (including their respective address). Unless otherwise indicated, each owner (1) holds such shares directly and (2) has sole voting and investment powers with respect to the shares listed below. The percentage of common stock owned is based on 11,817,766 shares of common stock outstanding as of September 24, 2012.

Name (and Address) of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
John M. Fife	4,132,304	(2)	35%
Richard M. Brown, D.O.	541,136	(3)	5%
William C. Brooks	249,717		2%
Ronald E. Hall, Sr.	157,278		1%
Tom A. Goss	155,030		1%
Herbert J. Bellucci	153,000		1%
Emmett S. Moten, Jr.	136,099		1%
Scott Leece	—		*
Karl Fife	—		*
Robert T. Sullivan	—		*
Directors and Executive Officers as a group (10 persons)	5,524,564		46%
The Dove Foundation	1,603,467	(4)	14%
c/o James M. Delahunt, Esq.
5812 S. Homan Avenue
Chicago, Illinois 60629
John M. Fife and related persons	4,132,304	(2)	35%
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

*	Less than 1%

1)
Includes the following number of shares of common stock subject to options exercisable within 60 days of September 14, 2011: Mr. Brooks, 198,500; Mr. Goss, 101,000; Dr. Brown, 116,000; Mr. Hall, 116,000; and Mr. Moten, 101,000.

2)
Based on Schedule 13D/A filed with the SEC on February 28, 2012 by John M. Fife, Fife Trading, Inc., St. George Investments, LLC, Chicago Venture Partners, L.P., Chicago Venture Management, L.L.C. and CVM, Inc. Mr. Fife may be deemed to beneficially own, in the aggregate, 4,132,304 shares. Fife Trading, Inc and St. George Investments, LLC has shared voting power and shared dispositive power with regard to 3,063,745 shares. Chicago Venture Partners, L.P., Chicago Venture Management, L.L.C. and CVM, Inc. have shared voting power and shared dispositive power with regard to 1,068,559 shares. John M. Fife is the president of CVM, Inc., which is the manager of Chicago Venture Management, L.L.C. Chicago Venture Management, L.L.C. is the general partner of Chicago Venture Partners, L.P., a private equity fund based in Chicago, Illinois. Mr. Fife is also the President of Fife Trading, Inc., which is the manager of St. George Investments, LLC. John M. Fife beneficially owns approximately 34.97% of the Company's common stock, which amount is rounded up in the table to 35%.

3)	Includes 364,858 shares held indirectly, as trustee of the Richard M. Brown, D.O. Revocable Trust u/a/d 1/18/74.

4)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

The Board of Directors has adopted a written Related Party Transactions policy. In general, it is the Board's policy to avoid related-party transactions. If a "Related Party Transaction" is offered that appears to be in the Company's best interests, then the policy provides a process to review and approve the transaction. Under this policy, a Related Party Transaction will be consummated or will continue only if:

•
the Finance and Audit Committee approves or ratifies the transaction and the transaction is on terms comparable to, or more beneficial to the Company than, those that could be obtained in arm's length dealings with an unrelated third party; or

•	the transaction is approved by disinterested members of the Board of Directors; or

•	the transaction involves compensation approved by the Compensation Committee.

For purposes of this policy, "Related Party" has the same meaning as "related person" under Item 404 of Regulation S-K promulgated by the SEC, and includes:

•	any directors or executive officers;

•	any person who is known to the Company to be the beneficial owner of more than 5% of any class of voting securities; and

•	any immediate family member of the Company's directors or executive officers or a person known to the Company to be a more than 5% shareholder.

For purposes of this policy, a "Related Party Transaction" is a transaction in which the Company is a participant and in which any "Related Party" had or will have a direct or indirect material interest (including any transactions requiring disclosure under Item 404 of Regulation S-K), other than:

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
The policy also requires that all Related Party Transactions be disclosed in the Company's filings with the SEC to the extent required by the SEC's rules, and that they be disclosed to the Finance and Audit Committee and, if material, to the full Board of Directors.

Related Person Transactions Since July 1, 2011

On May 18, 2011, the Company issued a Convertible Promissory Note (the "Convertible Note") in favor of St. George Investments, LLC, an Illinois limited liability company ("St. George"), in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes.  St. George is an affiliate of John M. Fife, the Company's Chairman, President and Chief Executive Officer. On June 27, 2011, St. George exercised its right to convert, into newly issued Common Stock, the entire $400,000 principal amount, plus $4,384 in accrued interest, of the Convertible Note issued by the Company to St. George. Based on the conversion price of $0.20112 per share set forth in the Convertible Note, the Company issued 2,010,658 new shares of Common Stock to St. George. This issuance increased the total number of issued and outstanding shares of Common Stock from 9,807,108 to 11,817,766 shares.

On June 23, 2011, the Company entered into a Reimbursement Agreement and Mutual Release (the "Reimbursement Agreement") with various parties (collectively, the "Parties"), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership ("STEP"), Bruce R. Galloway ("Galloway"), St. George Investments, LLC, an Illinois limited liability company ("St. George"), John M. Fife ("Fife"), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is our Chairman, CEO and President.
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
As part of the Reimbursement Agreement and as further consideration for the releases, STEP, its principals and affiliates, including Galloway, agreed that for 20 years they would not (i) purchase any shares of common stock of the Company ("Common Stock"), (ii) take any insurgent action against the Company, engage in any type of proxy challenge, tender offer, acquisition or battle for corporate control with respect to the Company, (iii) initiate any lawsuit or governmental proceeding against the Company, its affiliates or any of their respective directors, officers, employees or agents, or (iv) take any action that would encourage any of the foregoing.
In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company's Board of Directors (the "Board") in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company was payable from the proceeds of the sale of artwork owned by the Company. Additionally, the Company's payment obligation was due and payable upon the occurrence of the earlier of (i) the Company's receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company's credit facility with Fifth Third Bank dated March 31, 2009, as amended, or (iii) June 12, 2012. The Company was unable to make the payment as required.  STEP has delivered a default notice to the Company and has threatened the Company with collection action with respect to this obligation.
In connection with the Reimbursement Agreement, Galloway resigned from the Board, on June 23, 2011, effective immediately.
In addition, in connection with the Reimbursement Agreement, on June 24, 2011, St. George purchased 774,151 shares of the Common Stock owned by STEP, Galloway and their affiliates at a price of $0.20112 per share for a total purchase price of $155,697.25 (the "Stock Purchase").

Finally, pursuant to the Waiver Agreement dated June 23, 2011, between St. George, the Company, STEP, Galloway and others, STEP, Galloway and their affiliates agreed to sell in the open market within 30 days all of their shares of the Company's common stock that were not purchased by St. George. After this 30-day period, STEP, its principals and affiliates, including Galloway, will own no Common Stock and are prohibited from owning Common Stock for 20 years in the future.
See Item 9B for discussion of subsequent developments relating to the Reimbursement Agreement.
For further details regarding related-person transactions, see Note 8 to the Financial Statements accompanying this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dismissal of Previous Independent Registered Public Accounting Firm

On January 27, 2012, the Audit Committee of the Board of Directors of the Company approved the dismissal of UHY LLP ("UHY") as our independent auditor.

UHY reported on the Company's financial statements for the fiscal years ended June 30, 2011 and 2010, which did not contain an adverse opinion or a disclaimer of opinion, and the reports were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that UHY's report on our financial statements for the fiscal year ended June 30, 2011, was qualified as to uncertainty with respect to the Company's ability to continue as a going concern, as follows: "The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss from continuing operations of $7,522,000 for the year ended June 30, 2011, and, as of that date, had a net working capital deficiency of $6,351,000. As discussed in Note 2 to the consolidated financial statements, these factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the fiscal years ended June 30, 2011 and 2010, and through UHY's dismissal on January 27, 2012, there was: (i) no disagreement with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the subject matter of the disagreement in connection with its report, and (ii) no reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss UHY as our independent auditor, the Company appointed Bravos & Associates ("Bravos") as our independent auditor.

During the fiscal years ended June 30, 2011 and 2010, and through the date hereof, neither the Company nor anyone acting on its behalf consulted Bravos with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that Bravos concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event as described in Item 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services
The Finance and Audit Committee's charter affirms its responsibility to approve in advance audit and non-audit services to be performed by our independent registered public accounting firm. In accordance with Section 10A(i) of the Exchange Act, before UHY LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Finance and Audit Committee. All of the audit-related, tax and other services described in the table above were approved by the Finance and Audit Committee pursuant to Rule 2-01c (7) of Regulation S-X.
Fees of the Independent Registered Public Accounting Firm
The following table sets forth the fees the Company was billed for audit and other services provided by UHY LLP in fiscal 2012, 2011 and 2010 and audit services provided by Bravos in fiscal 2012.   All of such services were approved in conformity with the pre-approval policies and procedures described above.  The Finance and Audit Committee, based on its reviews and discussions with management and UHY LLP and Bravos noted above, determined that the provision of these services was compatible with maintaining UHY LLP's and Bravos' independence.
	Fiscal 2012	Fiscal 2011
Audit Fees	$62,565	$204,859
Tax Fees	30,480	21,958
Total Fees	$93,045	$226,817

Audit Fees.  Audit fees include services rendering in reviewing quarterly financial information and auditing our annual consolidated financial statements for fiscal 2012.

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
UNITED AMERICAN HEALTHCARE CORPORATION (Registrant)
Dated: October 11, 2012
/s/ John M. Fife
John M. Fife
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each as of October 11, 2012.
Signature	Capacity
/s/ JOHN M. FIFE	Chairman, President and Chief Executive Officer
John M. Fife	(Principal Executive Officer)

/s/ ROBERT T. SULLIVAN	Chief Financial Officer, Secretary and Treasurer
Robert T. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ EMMETT S. MOTEN, JR.	Director
Emmett S. Moten, Jr.

/s/ WILLIAM C. BROOKS	Director
William C. Brooks

/s/ TOM A. GOSS	Director
Tom A. Goss

/s/ RICHARD M. BROWN, D.O.	Director
Richard M. Brown, D.O.

/s/ KARL FIFE	Director
Karl Fife

/s/ RONALD E. HALL, SR.	Director
Ronald E. Hall, Sr.

/s/ HERBERT J. BELLUCCI	Director
Herbert J. Bellucci

/s/ SCOTT LEECE	Director
Scott Leece

Report of Independent Registered Public Accounting Firm

Board of Directors
 United American Healthcare Corporation:
We have audited the accompanying consolidated balance sheet of United American Healthcare Corporation and Subsidiaries as of June 30, 2012, and the related consolidated statement of operations, shareholders' equity and comprehensive loss, and cash flows for the year ended    June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of United American Healthcare Corporation and Subsidiaries as of June 30, 2012, were audited by other auditors whose report dated October 11, 2011, expressed an unqualified opinion on those statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2012, and the results of their operations and their cash flows for the year ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company incurred a net loss from continuing operations of $1.9 million during the year ended June 30, 2012, and, as of that date, had a working capital deficiency of $10.2 million.  As discussed in Note 2 to the consolidated financial statements, the Company's liabilities and working capital raise substantial doubt about its ability to continue as a going concern.  Management's plans as to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bravos & Associates, CPA's

Bloomingdale, Illinois

October 11, 2012

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$215	$1,532
Accounts receivable - trade, net	883	895
Inventories	228	279
Prepaid expenses and other	118	53
Total current assets	1,444	2,759

Property and equipment, net	1,373	899
Goodwill	10,228	10,228
Other intangibles, net	2,062	2,509
Other assets	459	466
Assets of discontinued operations	¾	55
Total assets	$15,566	$16,916

Liabilities and Shareholders' Equity
Current liabilities
Long-term debt, current portion and net of discount	$2,370	$1,250
Accounts payable	340	260
Accrued expenses	550	692
Redeemable preferred member units of subsidiary, current portion and net of discount	2,553	1,622
Put obligation on common stock	5,694	5,180
Other current liabilities	96	106
Total current liabilities	11,603	9,110

Long-term debt, less current portion	1,125	3,000
Deferred tax liability	301	301
Capital lease obligation, less current portion	8	103
Interest rate swap obligation, at fair value	32	63
Liabilities of discontinued operations	16	16
Total liabilities	13,085	12,593
Commitments and contingencies
Shareholders' equity
Preferred stock, 5,000,000 shares authorized; none issued	¾	¾
Common stock, no par, 150,000,000 shares authorized; 11,817,766 shares issued and outstanding at both June 30, 2012 and 2011	19,036	19,036
Additional paid-in capital	2,273	2,251
Accumulated deficit	(18,828)	(16,964)
Total shareholders' equity	2,481	4,323
Total liabilities and shareholders' equity	$15,566	$16,916
See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended June 30,
	2012		2011	2010

Contract manufacturing revenue		$6,831	$8,352	$343

Operating Expenses
Costs of contract manufacturing services		3,923	4,439	136
Marketing, general and administrative		2,769	5,169	4,961
Provision for legal settlement		¾	230	¾
Total operating expenses		6,692	9,838	5,097
Operating income (loss)		139	(1,486)	(4,754)
Interest and other income (expense), net		(518)	(840)	102
Change in value of preferred redemption units		(993)	¾	¾
Change in fair value of put obligation		(514)	(5,180)	¾
Loss from continuing operations, before income taxes		(1,886)	(7,506)	(4,652)
Income tax expense (benefit)		31	16	¾
Net loss from continuing operations		$(1,917)	$(7,522)	$(4,652)

Discontinued Operations:
Income (loss) from discontinued operations, before income taxes		$53	$396	(742)
Income tax expense (benefit)		¾	¾	¾
Net income (loss) from discontinued operations		53	396	(742)
Net loss		$(1,864)	$(7,126)	$(5,394)

Continuing Operations:
Net loss per common share – basic and diluted
Net loss per common share		$(0.16)	$(0.77)	$(0.57)
Weighted average shares outstanding		11,818	9,761	8,147

Discontinued Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$	¾	$0.04	$(0.09)
Weighted average shares outstanding		11,818	9,761	8,147

Net loss per common share – basic and diluted
Net loss per common share		$(0.15)	$(0.73)	$(0.66)
Weighted average shares outstanding		11,818	9,761	8,147

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
 (in thousands)
	Common Stock		Additional Paid-In	Retained Earnings (Accum.)	Accum. Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital Options	Deficit)	Income (loss)	Equity
Balance at June 30, 2010	8,164	$17,711	$2,147	$(9,838)	$(3)	$10,017

Issuance of common stock	1,643	920	¾	¾	¾	920
Conversion of debt	2,011	405	¾	¾	¾	405
Stock based compensation	¾	¾	49	¾	¾	49
Beneficial conversion feature	¾	¾	55	¾	¾	55
Comprehensive income: Net loss	¾	¾	¾	(7,126)	¾	(7,126)
Unrealized gain on marketable securities	¾	¾	¾	¾	3	3
Total comprehensive loss	¾	¾	¾	(7,126)	3	(7,123)
Balance at June 30, 2011	11,818	$19,036	$2,251	$(16,964)	$ ¾	$4,323

Issuance of common stock	¾	¾	¾	¾	¾	¾
Stock based compensation	¾	¾	22	¾	¾	22
Comprehensive income: Net loss	¾	¾	¾	(1,864)	¾	(1,864)
Total comprehensive loss						(1,864)
Balance at June 30, 2012	11,818	19,036	2,273	(18,828)	¾	2,481

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended June 30,
	2012	2011	2010
Operating Activities
Net loss	$(1,864)	$(7,126)	$(5,394)
Less: Net income (loss) from discontinued operations	53	396	(742)
Net loss from continuing operations	(1,917)	(7,522)	(4,652)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock based compensation	22	85	250
Amortization of debt discount	178	368	¾
Depreciation and amortization	721	1,135	39
Change in fair value of interest rate swap	(31)	(32)	11
Discount on redeemable preferred units	993	¾	¾
Change in fair value of put obligation	514	5,180	¾
Changes in assets and liabilities
Accounts receivable and other receivables	12	15	399
Inventories	51	(70)	33
Prepaid expenses and other assets	65	231	(36)
Accounts payable and accrued expenses	(63)	(305)	203
Reserve for legal settlement	¾	¾	(3,250)
Other current liabilities	(10)	10	¾
Net cash provided by (used in) operating activities of continuing operations	536	(905)	(7,003)
Net cash provided by (used in) operating activities of discontinued operations	2	226	(2,714)
Net cash provided by (used in) operating activities	538	(679)	(9,717)

Investing Activities
Purchase of marketable securities	¾	¾	(3,275)
Proceeds from sale of marketable securities	¾	900	9,226
Acquisition of Pulse Systems, LLC, net of cash acquired	¾	(210)	(5,613)
Purchase of equipment	(765)	(306)	3
Net cash provided by (used in) investing activities of continuing operations	(765)	384	341
Net cash provided by investing activities of discontinued operations	¾	¾	¾
Net cash provided by (used in) investing activities	(765)	384	341

Financing Activities
Payments of long-term debt	(1,880)	(2,312)	(266)
Proceeds from long-term debt borrowings	¾	828	¾
Proceeds from debt borrowings	1,125	400	¾
Redemption of preferred stock	(240)	(440)	¾
Payment on capital lease obligations	(95)	(92)	¾
Debt issuance costs	¾	(15)	¾
Net cash used in financing activities of continuing operations	(1,090)	(1,631)	(266)
Net cash provided by (used in) financing activities of discontinued operations	¾	¾	¾
Net cash used in financing activities	(1,090)	(1,631)	(266)
Net decrease) in cash and cash equivalents	(1,317)	(1,926)	(9,642)
Cash and cash equivalents at beginning of year	1,532	3,458	13,100
Cash and cash equivalents at end of year	$215	$1,532	$3,458

	Year ended June 30,
	2012		2011		2010

Supplemental disclosure of cash flow information:
Income taxes paid		$124	$	¾	$	¾
Interest paid		$322		$496		$45
Supplemental noncash financing activities:
Stock issued as part of acquisition of Pulse Systems, LLC	$	¾		$884	$	¾
Stock issued upon conversion of debt and accrued interest	$	¾		$405	$	¾
 See accompanying notes to the consolidated financial statements.

NOTE 1 - DESCRIPTION OF BUSINESS

United American Healthcare Corporation (the "Company" or "UAHC") was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985.
From November 1993 to June 2009, the Company's indirect, wholly owned subsidiary, UAHC Health Plan of Tennessee, Inc. ("UAHC-TN"), was a managed care organization in the TennCare program, a State of Tennessee program that provided medical benefits to Medicaid and working uninsured recipients. On April 22, 2008, the Company learned that UAHC-TN would no longer be authorized to provide managed care services as a TennCare contractor when its TennCare contract expired on June 30, 2009. UAHC-TN's TennCare members transferred to other managed care organizations on November 1, 2008, after which UAHC-TN continued to perform its remaining contractual obligations through its TennCare contract expiration date of June 30, 2009. However, revenue under this contract was only earned through October 31, 2008.
From January 2007 to December 2009, UAHC-TN served as a Medicare Advantage qualified organization (the "Medicare contract") pursuant to a contract with the Centers for Medicare & Medicaid Services ("CMS"). The contract authorized UAHC-TN to serve members enrolled in both the Tennessee Medicaid and Medicare programs, commonly referred to as "dual-eligibles," specifically to offer a Special Needs Plan ("SNP") to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan.  The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company wound down the Medicare business and as of December 31, 2010, virtually all of the Tennessee operations had ceased.
On June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as "Pulse Systems" or "Pulse" or "Pulse Sellers") for consideration with a fair value of $8.64 million. With the acquisition of Pulse Systems, LLC on June 18, 2010, UAHC now provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Principles of Consolidation.  The consolidated financial statements include the accounts of United American Healthcare Corporation, its wholly owned subsidiary, United American of Tennessee, Inc. ("UA-TN") and its wholly owned subsidiary Pulse Systems, LLC. UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) ("UAHC-TN") is a wholly owned subsidiary of UA-TN.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

d.
Accounts Receivable – Trade, Net. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The Company determines the allowance for doubtful accounts by identifying trouble accounts and by using historical experience applied to an aging of accounts.  The Company also determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The allowance for doubtful accounts was $41,000 as of June 30, 2012 and 2011, respectively.

e.
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

g.
Goodwill. Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There were no goodwill impairment charges recorded during fiscal years 2012, 2011 and 2010.

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

	Management Companies (1)	Contract Manufacturing Services (Pulse)(2)
June 30, 2010 balance	$-	$-
Fiscal 2011 changes	-	10,088
Fiscal 2011 impairment	-	140
June 30, 2011 balance	$-	$10,228
Fiscal 2012 changes	-	-
Fiscal 2012 impairment	-	-
June 30, 2012 balance	$-	$10,228

1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

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

k.
Earnings (Loss) Per Share. Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options and warrants.  For the years ended June 30, 2012, 2011and 2010, the Company had outstanding stock options and warrants which were not included in the computation of net loss per share because the shares would be anti-dilutive due to the net loss each period.

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

m.	Inventories. Inventories are valued at the lower of cost, on a first-in, first- out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at June 30, 2012 and 2011, (in thousands):

	2012	2011
Raw materials	$61	$98
Work in process	143	159
Finished goods	24	22
Inventories	$228	$279

n.	Other Intangibles. Intangible assets are amortized over their estimated useful lives using the straight-line method.

The following is a summary of intangible assets subject to amortization as of June 30, 2012 and 2011, including the retroactive adjustments for final valuation of such intangible assets (in thousands):
	2012	2011
Customer list	$2,927	$2,927
Backlog	425	425
Other intangibles	-	15
Total intangibles assets	3,352	3,367
Less: accumulated amortization	(1,290)	(858)
Intangible assets, net	$2,062	$2,509

The backlog was amortized over a six month period and was fully amortized as of June 30, 2012, and the customer list is amortized over seven years.  Amortization expense was $432,000 and $838,000 for fiscal year 2012 and 2011, respectively.  Amortization expense for the next five fiscal years is as follows (in thousands):

2013	$432
2014	432
2015	432
2016	432
2017	334
$2,062

o.	Shipping and Handling. Shipping and handling costs are included in cost of goods sold.

p.	Reclassifications. Certain items in the prior periods consolidated financial statements have been reclassified to conform to the June 30, 2012 presentation.

q.
Going Concern.  The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred a net loss from continuing operations of $1.9 million during the year ended June 30, 2012, and, as of that date, had a working capital deficiency of $10.1 million.  As a result, the Company could go into default on certain long-term debt arrangements or on the redeemable preferred units of Pulse Systems, LLC.  These conditions raise substantial doubt as to the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  In order to provide the Company with the ability to continue its operations:, the Company's Management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance its debts or other obligations, or fund capital expenditures or acquisitions, the Company will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings.

NOTE 3 – FAIR VALUE
To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value on a recurring basis in the Consolidated Balance Sheet as of June 30, 2012 and 2011:
2012	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$-	$32	$-	$32
Put obligation on common stock	$-	$5,694	$-	$5,694

2011
Liabilities
Interest rate swap	$-	$63	$-	$63
Put obligation on common stock	$-	$5,180	$-	$5,180

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable.  As interest rates change, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  The fair value of the interest rate swap was determined to be $32,000 using inputs other than quoted prices in active markets. The fixed interest rate of the interest rate swap is 4.78%. The Company has not designated this interest rate swap for hedge accounting.
As of June 30,2012, the aggregate notional amount of the swap agreement was $2.1 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreement.  The interest rate swap is classified within level 2 of the fair market measurements.

The total gain included in earnings attributable to the change in fair value of the interest rate swap was $30,690 and $32,514 for the year ended June 30, 2012 and 2011, respectively. There was a loss of $10,852 associated with the interest rate swap for the year ended June 30, 2010.

NOTE 4 - CONCENTRATION OF RISK

Pulse Systems provided contract manufacturing services to 121 medical device customers, with approximately 61% of revenue arising from customers located in the San Francisco Bay Area.  For the twelve-months ended June 30, 2012 Pulse's two largest customers accounted for approximately 52% of its total revenue and the ten largest customers accounted for 79% of Pulse's total revenue. Pulse was acquired late in fiscal 2010.
The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits.  Management has deemed this as a normal business risk.
NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at each June 30 consists of the following (in thousands):

	2012	2011
Machinery and equipment	$1,329	$715
Furniture and fixtures	569	452
Computer software	70	42
	1,968	1,209
Less accumulated depreciation and amortization	(595)	(310)
	$1,373	$899

Depreciation expense for each of the years ended June 30, 2012, 2011 and 2010 was $285,000, $302,000 and $143,000, respectively.

NOTE 6 – ACQUISITION

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date (e) and the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company's board of directors on July 7, 2010 and, therefore, were revalued at June 30, 2010. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, which has been recorded as accrued purchase price at that date, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded.  The Company also assumed Pulse's term loan to a bank of $4.25 million, after making a payment at closing as discussed below.
In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse allowed to redeem the preferred units only if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse has agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse's outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse's revolving and term loans are not included in the $9.46 million purchase price listed above.
During the three months ended September 30, 2010, the Company finalized its valuation of all assets acquired, primarily related to long-lived tangible and intangible assets and restated the balance sheet at June 30, 2010 to reflect the final purchase price allocation.

A summary of the final purchase price allocation for the acquisition of the Company is as follows (in thousands):

Cash	$287
Accounts receivable	884
Inventories	242
Other current assets	67
Property and equipment	902
Amortizable intangible assets	3,352
Goodwill	10,228
Total assets acquired	$15,962

Accounts payable	$215
Accrued expenses	321
Deferred tax liability	301
Notes payable	4,250
Capital lease obligation	297
Interest rate swap	85
Redeemable preferred member units	1,850
Total liabilities assumed	7,319
Net assets acquired	$8,643

The fair value of the consideration paid for the acquisition of the net assets was as follows (in thousands):

Cash at closing	$5,900
Note payable	1,649
UAHC common stock	884
Obligation for estimated purchase price adjustment	210
Total consideration (at Fair Value)	$8,643

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

2010
Revenues	$11,190
Net loss	$(5,125)

NOTE 7 – INCOME TAXES

The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of June 30, 2012 and 2011. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statement of operations for the years ended June 30,2012, 2011 and 2010, or in the consolidated balance sheet as of June 30, 2012 and 2011.   The Company's tax returns for fiscal 2008 and later remain subject to examination by the Internal Revenue Service and the respective states.
The components of income tax expense (benefit) from continuing operations for each year ended June 30 are as follows (in thousands):

	2012	2011	2010

Current expense (benefit)	$31	$16	$-
Deferred expense (benefit)	(523)	(784)	(1,580)
Change in valuation allowance	523	784	1,580
Income tax expense (benefit)	$31	$16	$-

A reconciliation of the provision for income taxes from continuing operations for each year ended June 30 is as follows (in thousands):

	2012	2011	2010

Income tax benefit at the statutory tax rate	$(642)	$(2,552)	$(1,582)
State and city income tax, net of federal effect	13	11	–
Permanent differences	136	1,761	1
Change in valuation allowance	523	784	1,580
Other, net	1	12	1
Income tax expense (benefit)	$31	$16	$-

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

Components of the Company's deferred tax assets and liabilities at each year ended June 30 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Accrued compensation	$45	$76
Net operating loss carryforward of consolidated losses	8,999	8,452
Capital loss carryforward	1,350	1,350
Alternative minimum tax credit carryforward	735	735
Stock based compensation	595	588
Total deferred tax assets	11,724	11,201
Deferred tax liability – investment basis difference	(334)	(334)
Net deferred tax asset	11,390	10,867
Valuation allowance	(11,691)	(11,168)
Net deferred tax liability	$(301)	$(301)

As of June 30, 2012, the net operating loss carry forward for federal income tax purposes was approximately $27.3 million and expires beginning 2023.

NOTE 8 – RELATED PARTY TRANSACTIONS

Convertible Note
On May 18, 2011, the Company issued a Convertible Promissory Note (the "Convertible Note") in favor of St. George Investments, LLC ("St. George"), an affiliate of John M. Fife, the Company's Chairman, President and Chief Executive Officer. On that date, St. George had 19.23% beneficial ownership of the Company.  See Note 10 "Notes Payable" for additional discussion of the Convertible Note.
On September 28, 2011, the Company issued a Promissory Note (the "Promissory Note") to St. George, an affiliate of John M. Fife, who is the Company's Chairman, President and Chief Executive Officer, in exchange for a loan in the amount of $400,000 made by St. George to the Company.  See Note 10 "Notes Payable" for additional discussion of the Promissory Note.
December 9, 2011, the Company issued a Promissory Note (the "Second Promissory Note") in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company.   See Note 10 "Notes Payable" for additional discussion of the Second Promissory Note.

On February 9, 2012, the Company issued a Promissory Note (the "Third Promissory Note") in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company.   See Note10 "Notes Payable" for additional discussion of the Third Promissory Note.
On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George in exchange for a loan in the amount of $75,000 made by St. George to the Company.  See Note 10 "Notes Payable" for additional discussion of the Fourth Promissory Note.
Reimbursement Agreement
On June 23, 2011, the Company entered into a Reimbursement Agreement and Mutual Release (the "Reimbursement Agreement") with various parties (collectively, the "Parties"), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership ("STEP"), Bruce R. Galloway ("Galloway"), St. George Investments, LLC, an Illinois limited liability company ("St. George"), John M. Fife ("Fife"), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is the Company's Chairman, CEO and President.
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
As part of the Reimbursement Agreement and as further consideration for the releases, STEP, its principals and affiliates, including Galloway, agreed that for 20 years they would not (i) purchase any shares of common stock of the Company ("Common Stock"), (ii) take any insurgent action against the Company, engage in any type of proxy challenge, tender offer, acquisition or battle for corporate control with respect to the Company, (iii) initiate any lawsuit or governmental proceeding against the Company, its affiliates or any of their respective directors, officers, employees or agents, or (iv) take any action that would encourage any of the foregoing.
In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company's Board of Directors (the "Board") in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company was payable from the proceeds of the sale of artwork owned by the Company. Additionally, the Company's payment obligation was due and payable upon the occurrence of the earlier of (i) the Company's receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company's credit facility with Fifth Third Bank dated March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012.  The Company was unable to make the payment as required.  As of June 30, 2012, the obligation is recorded in accrued expenses on the Consolidated Balance Sheet.
In connection with the Reimbursement Agreement, Galloway resigned from the Board, on June 23, 2011.

In addition, in connection with the Reimbursement Agreement, on June 24, 2011, St. George purchased 774,151 shares of the Common Stock owned by STEP, Galloway and their affiliates at a price of $0.20112 per share for a total purchase price of $155,697 (the "Stock Purchase"). Finally, pursuant to the Waiver Agreement dated June 23, 2011, between St. George, the Company, STEP, Galloway and others, STEP, Galloway and their affiliates agreed to sell in the open market within 30 days all of their shares of the Company's common stock that were not purchased by St. George. After this 30-day period, STEP, its principals and affiliates, including Galloway, will own no Common Stock and are prohibited from owning Common Stock for 20 years in the future.
Standstill Agreement
On March 19, 2010, the Company and St. George Investments, LLC ("St. George"), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the "Standstill Agreement"). See Note 16 for additional discussion of the Standstill Agreement.
Management Services Agreement
The Company paid $160,000, $74,000 and $0 for fiscal 2012, 2011 and 2010, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for rent, insurance and utilities of shared office space.

NOTE 9 - BENEFITS, OPTION PLANS, WARRANTS AND SHARE BASED COMPENSATION
The Company offers a 401(k) retirement and savings plan that covers substantially all of its Pulse employees. Under this plan, the Company matches 100% of an employee's contribution up to 3% of the employee's salary, then 50% of an employee's contribution on the next 2% of the employee's salary. The Company offered a 401(k) retirement and savings plan that covered substantially all of its Michigan and Tennessee employees, which terminated on November 15, 2011.  Expenses related to the 401(k) plans were $64,255, $65,606 and $19,783 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.
The Company's Board of Directors received stock awards as part of their compensation for 2011 and 2010.  There was no stock awards for 2012.   Information regarding the stock awards for fiscal 2011 and 2010 are as follows:
Year	Shares	Amount
2011	34,952	$36,000
2010	26,214	$27,000

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
Information regarding the stock options outstanding at June 30, 2012, 2011, and 2010, are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
	Shares	Weighted average exercise price	Weighted Average remaining contractual life	Number of shares exercisable	Weighted average exercise price
Options outstanding at June 30, 2010	913	$3.58	4.86 years	831	$3.76
Granted	-	-	-	-	-
Vested	-	-	-	44	1.95
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	(58)	1.71	-	(43)	1.77
Options Outstanding at June 30, 2011	855	$3.68	3.79 years	832	$3.74
Granted	-	-	-	-	-
Vested	-	-	-	24	1.67
Exercised	-	-	-	-	-
Expired	(79)	-	-	(79)	-
Forfeited	(19)	1.67	-	(19)	1.67
Options outstanding at June 30, 2012	757	3.59	4.07	758	3.59
Options for 255,792 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2012.
In accordance with GAAP, the Company records compensation cost relating to share-based payment transactions in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $23,000, $49,000 and $223,000 for fiscal 2012, 2011and 2010, respectively.

The options have terms of 10.0 years and typically vest quarterly over 3 or 4 years.  As of June 30, 2012, there is no future compensation expense to be related to these options.  There were no grants in fiscal 2012 and 2011, and there were no exercises in fiscal 2012, 2011 and 2010.
The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions used for grants in 2009, depending on the date of issuance:

Dividend yield	0%
Expected volatility	29%	to	66%
Risk free interest rate	3.44%	to	4.81%
Expected life	5.0 years	to	10.0 years
There were warrants outstanding to purchase 99,999 shares of the Company's stock at an exercise price of $8.50 per share and 50,000 shares with an exercise price of $9.01.  All of these warrants expired December 2011.

NOTE 10 – NOTES PAYABLE

The Company's long-term borrowings consist of the following at June 30, 2012 and 2011 (in thousands):
	2012	2011
Notes payable to bank	$2,370	$3,750
Notes payable to related party	1,125	-
Notes payable to former common shareholders of Pulse	-	500
Total debt	3,495	4,250
Less: current portion	(2,370)	(1,250)
Total long-term debt	$1,125	$3,000

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which no amounts were outstanding as of June 30, 2012 or June 30, 2011, and a $2.9 million term loan, with a remaining balance of $2.4 million as of June 30, 2012 and $3.75 million as of June 30, 2011. The revolving loan matures July 31, 2012 and bears interest at prime plus 3.5% or, at the option of Pulse Systems, Adjusted LIBOR (the greater of LIBOR or 1%) plus 5.5%. The term loan interest is payable monthly and as of June 30, 2012 is calculated based on prime plus 4.5%, with a final balloon payment of $2,370,000 on June 30, 2012.  The term loan effective interest rate is 10.5% as of June 30, 2012. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems. Effective August 14, 2012, the Loan Agreement was amended as described in Note 19.
The Loan Agreement contains financial covenants. At June 30, 2012, the Company was not in compliance with certain financial covenants. Defaults under the Loan and Security Agreement, as amended, arose from Pulse System's failure to satisfy (a) the Fixed Charge Coverage Ratio (as defined therein) as of June 30, 2012.  Management has not been able to obtain a waiver of these covenant defaults from the lender.
In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the "Pledge Agreement"). The Pledge Agreement generally restricts the payments of dividends or distributions on, and redemptions of, UAHC common stock, except as permitted under the Standstill Agreement, as amended.  See Note 16 for additional discussion of the Standstill Agreement.
The Company had a promissory note made in favor of the sellers of the Pulse Systems' common units (the "Sellers") with a stated amount of $1.75 million payable on January 2, 2011.  As of June 30, 2012, there was no outstanding amount due under the Promissory Note.  The recorded amount of the promissory note at June 30, 2011 was $0.5 million, calculated using a discount rate of 12%.  The promissory note was non-interest bearing and is secured by a pledge of the common units of Pulse Systems acquired by UAHC.  The Sellers' security interest in the common units of Pulse Systems is subordinate to that of Fifth Third.

On May 18, 2011, the Company issued a Convertible Promissory Note (the "Convertible Note") to St. George, a related party, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes.  On June 27, 2011, St. George exercised its right to convert into newly issued common stock, the entire $400,000 principal amount, plus $4,383 in accrued interest.  Based on the conversion price of $0.20112 per share set forth in the Convertible Note, the Company issued 2,010,658 new shares of Common Stock to St. George.  The conversion price of $0.20112 per share of Common Stock, represented 80% of the volume-weighted average price for the Common Stock on the 20 trading days immediately preceding May 13, 2011, when the Company's Board of Directors approved the Convertible Note and the loan from St. George to the Company. The beneficial conversion feature related to this convertible debt was $55,250 and was recorded as a discount on the convertible debt, with the offset recorded to additional paid-in-capital.  The entire discount was amortized into interest expense during fiscal 2011 as the debt was converted.
On September 28, 2011, the Company issued a Promissory Note (the "Promissory Note") to St. George, an affiliate of John M. Fife, who is the Company's Chairman, President and Chief Executive Officer, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Promissory Note accrued at an annual rate of 10%. Principal and interest payments were due at the maturity date of December 31, 2014, or if the Company were to sell substantially all of its assets before then. However, the Company can pay, without penalty, the Convertible Note before maturity. In the case of default, St. George can convert all or part of the principal amount and the unpaid interest into newly issued shares of the Company's common stock. The conversion price is $0.0447 per share.

On December 9, 2011, the Company issued a Promissory Note (the "Second Promissory Note") in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes. Interest on the Second Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Second Promissory Note are due until the Second Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Second Promissory Note), the holder of the Second Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Second Promissory Note into newly issued shares of common stock of the Company at a conversion price of $0.0226 per share.

On February 9, 2012, the Company issued a Promissory Note (the "Third Promissory Note") in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes. Interest on the Third Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Third Promissory Note are due until the Third Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Third Promissory Note), the holder of the Third Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Third Promissory Note into newly issued shares of common stock of the Company at a conversion price of $0.01903 per share.
On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $75,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes. Interest on the Fourth Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Fourth Promissory Note are due until the Fourth Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Fourth Promissory Note), the holder of the Fourth Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Fourth Promissory Note into newly issued shares of common stock of the Company at a conversion price of $0.01793 per share.
The schedule of maturities of the long-term notes payable as of June 30, 2012 are as follows (in thousands):

Fiscal 2013	$2,370
Fiscal 2014	1,125
Total	$3,495
Interest expense was approximately $515,000, $875,000 and $15,000 for fiscal year 2012, 2011 and 2010, respectively.  Accrued interest as of June 30, 2012 and 2011 was $384 and $8,324, respectively.

NOTE 11 – LEASES
The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through March 2015. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.
Rent expense for the years ended June 30, 2012, 2011 and 2010, totaled $0.2 million, $0.2 million and $0.1 million, respectively.  Minimum future lease payments under the operating leases as of June 30, 2012 are as follows (in thousands):
Fiscal 2013	$201
Fiscal 2014	207
Fiscal 2015	214
Fiscal 2016	221
Fiscal 2017 and beyond	342
Total	$1,185

The Company leases equipment under various noncancelable capital leases which expire at various dates through July 2014.  Lease payments totaling $9,600 are payable monthly and include interest at approximately 8 to 9 percent.  The leases are collateralized by the underlying assets.  Minimum future lease payments under capital leases as of June 30, 2012 are as follows, not including interest (in thousands):
Fiscal 2013	$101
Fiscal 2014	3
Total	104
Less: current portion	(96)
Net Total	$8

As of both June 30, 2012 and 2011, fixed assets with a cost basis of $416,816 related to these capital leases were recorded on the consolidated balance sheets, with accumulated depreciation of $212,000 and $146,000, respectively.
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

During fiscal year 2011, the Company recognized a liability for certain costs associated with an exit or disposal activity and measured the liability initially at its fair value in the period in which the liability was incurred. The costs recognized included employee termination benefits, lease termination and costs to relocate the Company's facility. As of June 30, 2011, all amounts have been paid.

In connection with the discontinuance of the TennCare and CMS contracts, the Company reduced its workforce, subleased its leased Tennessee facility to a third party effective April 2009 and ending December 31, 2010, and relocated the Tennessee office. The discontinuance of the TennCare and CMS contracts has had a material adverse impact on the Company's operations and financial statements.

For all periods presented in the consolidated statements of operations, the Company's managed care business is classified as discontinued operations. Starting December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations. The major classes of assets related to discontinued operations, were as follows (in thousands):

	June 30, 2012	June 30, 2011
Assets:
Prepaid expenses and other	$-	$55
Liabilities:
Medical claims payable	$16	$16

A summary of revenues and income (loss) from discontinued operations is a follows (in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Revenues	$53	$357	$3,475
Income (loss) from discontinued operations, before income taxes	53	396	(742)

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

NOTE 14 – REDEEMABLE PREFERRED MEMBER UNITS

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the "Redemption Agreement"), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. Failure to make any of the redemption payments results in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.
On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the June 30, 2012 and 2011 consolidated balance sheets at a value of approximately $2.5 million and $1.6 million, respectively. The June 30, 2011 amount is net of the 12% discount. The $0.9 million impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations.

NOTE 15 – SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal continuing operations for fiscal 2012, 2011 and 2010 is as follows (in thousands):

2012	Management Companies (1)		Contract Manufacturing Services (Pulse) (2)	Eliminations		Consolidated Company
Revenues – external customers	$	−	$6,831	$	−	$6,831
Revenues – intersegment		−	−		−	−
Total revenues	$	−	$6,831		−	$6,831
Interest expense		$2	$515	$	−	$517
Earnings (loss) from continuing operations, before income taxes		(2,250)	364		−	(1,886)
Segment assets		10,124	15,070		(9,628)	15,566
2011
Revenues – external customers	$	−	$8,352	$	−	$8,352
Revenues – intersegment		−	−		−	−
Total revenues	$	−	$8,352	$	−	$8,352
Interest expense		$219	$624	$	−	$843
Earnings (loss) from continuing operations, before income taxes		(8,425)	919		−	(7,506)
Segment assets		10,936	16,108		(10,183)	16,916
2010
Revenues – external customers	$	−	$343	$	−	$343
Revenues – intersegment		−	−		−	−
Total revenues	$	−	$343	$	−	$343
Interest expense	$	−	$26	$	−	$26
Earnings (loss) from operations		(4,720)	68		−	(4,652)
Segment assets		15,624	15,844		(10, 931)	20,537

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
(2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

NOTE 16 – COMMITMENTS & CONTINGENCIES

Standstill Agreement

On March 19, 2010, the Company and St. George, which on that date was a 23.13% beneficial owner of the Company, entered into a Voting and Standstill Agreement (the "Standstill Agreement"). St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is the Company's Chairman, CEO and President. On June 7, 2010, the Company and St. George entered into an Amendment to the Voting and Standstill Agreement (the "Amendment"), and then The Dove Foundation ("Dove") entered into a Joinder to the Voting and Standstill Agreement. On June 18, 2010, the Company, St. George and Dove entered into an Acknowledgement and Waiver of Certain Provisions in the Voting and Standstill Agreement, whereby St. George and Dove agreed that the Pulse Systems acquisition shall not be considered a "Triggering Event" under the Standstill Agreement.

Under the Standstill Agreement, St. George and Dove each have the right (the "Put") to require the Company to purchase some or all of its shares of the Company's common stock ("Shares") at an exercise price of $1.26 per share. The Put may be exercised between October 1, 2012 and March 30, 2013 ("Put Exercise Period"). As of June 30, 2012, the put obligation is recorded at a fair value of $5,694,218 in current liabilities in the accompanying consolidated financial statements. If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at June 30, 2012, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.

The Company had the right (the "Call") to purchase all of the Shares owned by St. George and Dove at an exercise price of $1.26 per Share, if the Call was exercised between July 1, 2011 and September 30, 2011. The Call expired on September 30, 2011.

Also under the Standstill Agreement, the Company agreed to maintain certain reserves of its unrestricted cash on its balance sheet, initially equal to 20% of the Company's pro forma estimate of its 2010 fiscal year end shareholders' equity and then equal to the Company's actual 2010 fiscal year-end shareholders' equity thereafter. The Company was unable to maintain such cash reserves in 2010 and entered into the Amendment, whereby St. George and Dove waived such cash reserve requirement, provided that the Company replaced such cash reserves with other collateral that is reasonably acceptable to St. George. To date, the Company has not replaced such cash reserves with other collateral. As a result, the Company has not replaced such cash reserves with other collateral. As a result, the Company is in default of the Standstill Agreement, which gave St. George and Dove the right to exercise the Put at any time. Pursuant to the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, each of St. George and Dove agreed to forbear from exercising its Put Option during the then-present Put Exercise Period in exchange for the Company's agreement to postpone the Put Commencement Date until October 1, 2012 (and either or both of St. George and Dove may exercise its Put Option during the Put Exercise Period commencing on such date), provided that the Put Commencement Date would accelerate, and either or both of St. George and Dove may elect to exercise the Put Option upon the occurrence of any one of certain events, including: 1) the Company or Pulse defaults under any loan agreement or debt instrument, including without limitation Pulse's credit facility with Fifth Third Bank, N.A. and any promissory note made by the Company in favor of St. George (including such promissory notes dated September 28, 2011, December 9, 2011, February 9, 2012, and at any time thereafter; 2) the Company ceases to be current in its periodic reporting, or 3) ceases to be subject to periodic reporting requirements, under Section 13 of the Securities Exchange Act of 1934, as amended.

On May 15, 2012, the Company entered into the Third Amendment to Voting and Standstill Agreement (the "Third Amendment"). Pursuant to the Third Amendment, St. George and Dove agreed to forbear from exercising their Put Option during the Put Exercise Period whose commencement was accelerated to December 31, 2012, as a result of defaults by the Company under certain loan covenants in its Loan and Security Agreement with Fifth Third Bank, as further described in Note 10 to these Financial Statements. The Third Amendment also reestablished October 1, 2012, as the Put Commencement Date under the Voting and Standstill Agreement and amended the Voting and Standstill Agreement such that any further acceleration of the Put Option will be at the discretion of St. George or Dove, upon the occurrence of certain specified events.

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

NOTE 17 – RECENTLY ENACTED PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by the Company as of the effective dates.  Unless otherwise discussed, Management believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company's financial position or results of operations upon adoption.

NOTE 18 – SETTLEMENT AGREEMENT

On March 27, 2011, the Company and William C. Brooks ("Brooks"), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the "Brooks Settlement Agreement").  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company.  The Company elected to pay the balance in artwork, at an appraised value. As of June 30, 2012, there was $153,000 outstanding under this settlement agreement. This amount is included in accrued expenses in the Company's consolidated balance sheet.  See Note 19 for additional discussion of the Brooks Settlement Agreement.

NOTE 19 – SUBSEQUENT EVENT

The Company has performed a review of events subsequent to the balance sheet date.
Under the Reimbursement Agreement (as defined in Item 13), the amount of $225,409 was due and payable by the Company to STEP (as defined in Item 13) on June 12, 2012.  The Company was unable to make the required payment at that time.  STEP has delivered a default notice to the Company and has threatened the Company with a collection action with respect to this obligation.

On August 14, 2012, the Company, as seller, and St George, as buyer, entered into that certain Note Purchase Agreement ("Purchase Agreement"). Pursuant to the Purchase Agreement, the Company issued to St George that certain Secured Promissory Note dated August 14, 2012, in the original principal amount of $370,000 ("Note #5"). Such principal amount of the note reflects the cash advanced to the Company by St George pursuant to the terms of the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company and St George entered into that certain Pledge and Security Agreement dated August 14, 2012 ("St George Pledge Agreement"), thereby providing that Note #5 is secured by all of the Company's ownership interests in its subsidiary, Pulse. Note #5 is also secured by all of the assets of the Company pursuant to that certain Security Agreement between the Company and St George dated August 14, 2012 ("St George Security Agreement").

Prior to the issuance of Note #5, the Company previously issued to St George (i) that certain promissory note dated September 28, 2011, in the original principal amount of $400,000 ("Note #1"), (ii) that certain promissory note dated December 9, 2011, in the original principal amount of $300,000 ("Note #2"), (iii) that certain promissory note dated February 9, 2012, in the original principal amount of $350,000 ("Note #3"), and (iv) that certain promissory note dated May 16, 2012, in the original principal amount of $75,000 ("Note #4") (Note #1, Note #2, Note #3 and Note #4 are collectively referred to as the "Prior Notes"). Pursuant to the terms of the Purchase Agreement, each Prior Note was amended on

August 14, 2012, to make the indebtedness evidenced by each such note secured by (A) all of the assets of the Company under the terms of the St George Security Agreement, and (B) all of the Company's ownership interests in Pulse pursuant to the terms of the St George Pledge Agreement.

Loan proceeds from Note #5 will be transferred by the Company to Pulse. As required by the Purchase Agreement, Pulse entered into that certain Security Agreement by and between Pulse and St George dated August 14, 2012 ("Pulse Security Agreement'), thereby securing Note #5 and the Prior Notes by all of the assets of Pulse. Pulse also unconditionally guaranteed repayment of Note #5 and the Prior Notes by executing that certain Guaranty dated August 14, 2012, in favor of St George ("Pulse Guaranty").

Fifth Third previously provided certain loans, extensions of credit and other financial accommodations to Pulse pursuant to that certain Loan and Security Agreement dated as of March 31, 2009, as amended by that certain First Amendment to Loan and Security Agreement dated as of September 23, 2009, that certain Second Amendment to Loan and Security Agreement dated as of June 18, 2010, and that certain Third Amendment to Loan and Security Agreement dated as of June 30, 2011, each by and between Fifth Third and Pulse (collectively, the "Fifth Third Loan Agreement"). In connection with the Fifth Third Loan Agreement, the Company previously executed in favor of Fifth Third that certain Membership Interest Pledge Agreement dated as of June 18, 2010, thereby pledging as collateral in favor of Fifth Third all of its ownership interests in Pulse (the "Fifth Third Pledge Agreement").

To bring into compliance certain loan covenants under the Fifth Third Loan Agreement, Pulse and Fifth Third entered into that certain Fourth Amendment to Loan and Security Agreement dated as of August 14, 2012 (the "Fourth Amendment"). The Fourth Amendment modifies the interest rate calculation, certain financial covenants, certain financial reporting obligations, and waives existing noncompliance of loan covenants under the Fifth Third Loan Agreement.

In connection with the Fourth Amendment, the Company was required to (i) transfer the loan proceeds of Note #5 to Pulse to be used to pay down the outstanding balance under the Fifth Third Loan Agreement, and (ii) enter into that certain First Amendment and Reaffirmation of Membership Interest Pledge Agreement dated August 14, 2012 ("First Amendment to Pledge Agreement"), by and between the Company and Fifth Third. The First Amendment to Pledge Agreement modified certain covenants, representations and warranties of the Company, confirmed that the Company was pledging to Fifth Third 5,044,922 Common Units in Pulse, and reaffirmed the terms of the original Fifth Third Pledge Agreement.

As part of the debt restructure under the Fourth Amendment, Pulse executed that certain Revolving Note dated August 17, 2012 ("Revolving Note"), in favor of Fifth Third, with a stated principal amount of $500,000. The Revolving Note was a renewal and substitution for that certain Revolving Note dated June 30, 2011, executed by Pulse in favor of Fifth Third, in a maximum aggregate principal amount not to exceed $1,000,000.

Pursuant to the Fourth Amendment, Pulse also executed that certain Term Note A dated August 17, 2012 ("Term Note A"), in favor of Fifth Third, with a stated principal amount of $2,000,000. Term Note A was a renewal and substitution for that certain Term Note A dated June 30, 2011, executed by Pulse in favor of Fifth Third, in the original principal amount of $3,750,000.

Because St George required Pulse to guarantee repayment of Note #5 and the Prior Notes, and to secure all such indebtedness by all of the assets of Pulse; Fifth Third and St George entered into that certain Subordination Agreement dated August 17, 2012 ("Subordination Agreement"), thereby indicating that Fifth Third was in a first lien position, and St George was in a subordinate lien position. St George was also required to execute that certain Membership Interest Pledge Agreement dated August 17, 2012, in favor of Fifth Third, thereby pledging to Fifth Third all of its 2,386,000 preferred units in Pulse ("Preferred Unit Pledge Agreement").

On August 10, 2012, the Company transferred the ownership of the artwork as described in Note 18 above.  The estimated value of the artwork transferred was $153,100.

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
Exhibit 2.2 to Form 8-K filed June 24, 2010
2.4	Redemption Agreement, dated June 18, 2010, by and between Pulse Systems, LLC and Pulse Systems Corporation	Exhibit 2.3 to Form 8-K filed June 24, 2010
3.1	Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant's Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 ("1991 S-1")
3.2	Certificate of Amendment to the Articles of Incorporation of Registrant	Exhibit 3.1(a) to 1991 S-1
3.3	Amended and Restated Bylaws of United American Healthcare Corporation	Exhibit 3.3 to Registrant's 2010 From 10-K
4.1	Form of Common Share Certificate	Exhibit 4.2 to the Registrant's 1995 Form 10-K
4.2	Form of Common Stock Purchase Warrant, dated December 13, 2006, issued by United American Healthcare Corporation	Exhibit 4.1 to Form 8-K filed December 15, 2006
4.3	Form of Registration Rights Agreement, dated December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.2 to Form 8-K filed December 15, 2006
4.4
Loan and Security Agreement, dated March 31, 2009, as amended by the First Amendment to the Loan and Security, dated September 23, 2009, and by the Second Amendment to the Loan and Security Agreement, dated June 18, 2010, each by and between Fifth Third Bank and Pulse Systems, LLC
Exhibit 4.1 to Form 8-K filed June 24, 2010
4.5	Membership Interest Pledge Agreement, dated June 18, 2010, delivered by United American Healthcare Corporation to Fifth Third Bank	Exhibit 4.2 to Form 8-K filed June 24, 2010
4.6	Convertible Promissory Note, dated May 18, 2011 by and among United American Healthcare Corporation and St. George Investments, LLC	Exhibit 4.6 to Form 10-K filed October 13, 2011
4.7	Third Amendment to Loan and Security Agreement, dated June 30, 2011, between Pulse Systems, LLC and Fifth Third Bank	Exhibit 4.7 to Form 10-K filed October 13, 2011
4.8	Promissory Note, dated September 28, 2011 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed October 4, 2011
4.9	Promissory Note, dated December 9, 2011 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed December 14, 2011
4.10	Promissory Note, dated February 9, 2012 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed February 15, 2012
4.11	Promissory Note dated May 16, 2012, made by the Company in favor of St George Investments, LLC.	Exhibit 4.1 to form 10-Q filed May 21, 2012
4.12	Fourth Amendment to Loan and Security Agreement dated May 15, 2012, between Pulse Systems, LLC and Fifth Third Bank.	Exhibit 4.2 to form 10-Q filed May 21, 2012
4.13	Term Note A dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.	Exhibit 4.3 to form 10-Q filed May 21, 2012
4.14	Revolving Note dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.	Exhibit 4.4 to form 10-Q filed May 21, 2012
4.15	Reaffirmation of Pledge Agreement dated May 15, 2012, executed by the Company	Exhibit 4.5 to form 10-Q filed May 21, 2012
10.1**	Summary of Director Compensation
10.2	Contract #H6934, effective September 29, 2006, by and between Centers for Medicare & Medicaid Services and UAHC Health Plan of Tennessee, Inc. with its Attachment A and Addendum D	Exhibit 10.1 to Form 8-K filed October 16, 2006
10.3	Form of Purchase Agreement, dated as of December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.1 to Form 8-K filed December 15, 2006
10.4**	United American Healthcare Corporation Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2005 and dated November 9, 2006	Exhibit 10.1 to Form 10-Q filed January 25, 2007
10.5**	Amended and Restated United American Healthcare Corporation 1998 Stock Option Plan
10.6**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.68 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.7**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.69 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.8	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.71 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.9	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.72 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.10	Form of Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and each of its non-employee directors	Exhibit 10.74 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008
10.11**	Employment Agreement, dated August 28, 2009, by and between the United American Healthcare Corporation and Anita R. Davis.	Exhibit 10.1 to Form 8-K filed August 31, 2009
10.12**	Employment Agreement, dated January 16, 2010, by and between United American Healthcare Corporation and William L. Dennis	Exhibit 10.1 to Form 8-K filed January 21, 2010
10.13	Voting and Standstill Agreement, dated March 19, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.1 to Form 8-K filed March 22, 2010
10.14	Amendment to Voting and Standstill Agreement, dated June 7, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010
10.15	Agreement to Join the Voting and Standstill Agreement, dated June 7, 2010, by and among The Dove Foundation, United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010
10.16
Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement, dated June 18, 2010, by and among United American Healthcare Corporation, St. George Investments, LLC and The Dove Foundation
Exhibit 10.2 to Form 8-K filed June 24, 2010
10.17**	Employment Agreement, dated July 24, 2007, by and between Pulse Systems, LLC and Herbert J. Bellucci	Exhibit 10.1 to Form 8-K filed June 24, 2010
10.18**	Settlement Agreement and Mutual Full General Release by and between United American Healthcare and William L. Dennis	Exhibit 10.18 to Form 10-K filed October 13, 2011
10.19	Settlement Agreement and Mutual Full General Release by and between United American Healthcare and William C. Brooks	Exhibit 10.19 to Form 10-K filed October 13, 2011
10.20
Reimbursement Agreement and Mutual Release by and among United American Healthcare Corporation, Strategic Turnaround Equity Partners, LP, Bruce Galloway, St. George Investments, John M. Fife and several of their other affiliates
Exhibit 10.20 to Form 10-K filed October 13, 2011
10.21	Third Amendment to Voting and Standstill Agreement dated May 15, 2012, between the Company, St George Investments, LLC and The Dove Foundation	Exhibit 10.1 to Form 10-Q filed May 21, 2012
21	Subsidiaries of the Registrant		*
23	Consent of Independent Registered Public Accounting Firm		*
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350		*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		*
** Indicates a management contract or compensatory arrangement required to be filed