Form 10-Q
period 2012-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2012-11-19
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (313) 393-4571

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
 Yes [ X ]  No [  ]
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒.
The number of outstanding shares of registrant's common stock as of November 14, 2012 is 11,817,766.

United American Healthcare Corporation

Form 10-Q

Part I.                          FINANCIAL INFORMATION

Item 1.  Financial Statements

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$216	$215
Accounts receivable, trade net	959	883
Inventories	378	228
Prepaid expenses and other	109	118
Total current assets	1,662	1,444

Property and equipment, net	1,321	1,373
Goodwill	10,228	10,228
Other intangibles, net	1,976	2,062
Other assets	301	459
Total assets	$15,488	$15,566
Liabilities and Shareholders' Equity
Current liabilities
Long-term debt, current portion	$667	$2,370
Accounts payable	412	340
Accrued expenses	400	550
Redeemable preferred member units of subsidiary, current portion and net of discount	2,637	2,553
Put obligation on common stock	5,694	5,694
Other current liabilities	96	96
Total current liabilities	9,906	11,603

Long-term debt, less current portion	2,662	1,125
Deferred tax liability	301	301
Redeemable preferred member unit of subsidiary, net of current portion and discount	28	—
Capital lease obligations, less current portion	—	8
Interest rate swap obligation, at fair value	27	32
Liabilities of discontinued operations	—	16
Total liabilities	$12,924	$13,085

Commitments and contingencies
Shareholders' equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 11,817,766 shares issued and outstanding at both September 30, 2012 and June 30, 2012	19,036	19,036
Additional paid in capital	2,273	2,273
Accumulated deficit	(18,745)	(18,828)
Total shareholders' equity	2,564	2,481
Total liabilities and shareholders' equity	$15,488	$15,566

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011

Contract manufacturing revenue	$1,910	$1,731

Operating Expenses
Cost of contract manufacturing services	$1,110	$1,003
Marketing, general and administrative	647	761
Total operating expenses	1,757	1,764
Operating loss	153	(33))
Change in fair value of put obligation	—	(467)
Discount on preferred member units of subsidiary	(111)	—
Interest and other income (expense), net	(46)	(157)
Loss from continuing operations, before income tax	(4)	(657)
Income tax expense	—	8
Loss from continuing operations	(4)	(665)
Discontinued Operations
Income from discontinued operations	87	15
Income tax expense from discontinued operations	—	—
Income from discontinued operations	87	15

Net Income (loss)	$83	$(650)

Continuing Operations:
Net loss per common share – basic and diluted:
Net loss per common share	$(0.00)	$(0.06)
Weighted average shares outstanding	11,818	11,818

Discontinued Operations:
Net income (loss) per common share – basic and diluted:
Net income (loss) per common share	$0.01	$(0.00)
Weighted average shares outstanding	11,818	11,818

Net Income (loss) per common share – basic and diluted
Net income (loss) per common share	$0.01	$(0.06)
Weighted average shares outstanding	11,818	11,818
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2012	2011
Operating activities
Net income ( loss)	$83	$(650)
Less: Net income from discontinued operations	87	15
Net loss from continuing operations	(4)	(665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187	215
Amortization of debt discount	3	48
Discount on preferred member units of subsidiary	111	—
Change in fair value of put obligation	—	467
Stock-based compensation	—	7
Net changes in other operating assets and liabilities	(137)	243
Net cash provided by operating activities of continuing operations	160	315
Net cash provided by operating activities of discontinued operations	71	15
Net cash provided by operating activities	231	330

Investing activities
Purchase of equipment	(26)	(206)
Net cash used in investing activities by continuing operations	(26)	(206)
Net cash provided by investing activities by discontinued operations	—	—
Net cash used in investing activities	(26)	(206)

Financing activities
Payments of long-term debt	(537)	(337)
Redemption of preferred stock	—	(120)
Proceeds from debt borrowings	370	400
Payment on capital lease obligation	(37)	(25)
Net cash used in financing activities by continuing operations	(204)	(82)
Net cash used in financing activities by discontinued operations	—	—
Net cash used in financing activities	(204)	(82)

Net decrease in cash and cash equivalents	1	42
Cash and cash equivalents at beginning of period	215	1,532
Cash and cash equivalents at end of period	$216	$1,574

Supplemental disclosure of cash flow information
Interest paid	$17	$113
Income taxes paid	—	8

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

On June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as "Pulse Systems" or "Pulse").  See Note 4 for the details of this transaction. With the acquisition of Pulse Systems, UAHC provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.

NOTE 2 – BASIS OF PREPARATION

The accompanying unaudited condensed consolidated financial statements include the accounts of United American Healthcare Corporation, and its wholly owned subsidiary Pulse Systems, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and with the instructions for Form 10-Q and Article 10 of Regulation S-X  as they apply to interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Company's managed care business is classified as discontinued operations.  At December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the three months and are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2013 ("fiscal 2013") or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 11, 2012.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Goodwill.  Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There was no goodwill impairment charges recorded during the three months ended September 30, 2012 or 2011.

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at September 30, 2012 and June 30, 2012, (in thousands):

	September 30,	June 30,
	2012	2012
Raw materials	$123	61
Work in process	216	143
Finished goods	39	24
Inventories	$378	228

c.
Other Intangibles.  Intangibles assets are amortized over their estimated useful lives using the straight-line method.  The following is a summary of intangible assets subject to amortization as of September 30, 2012 and June 30, 2012, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	September 30,	June 30,
	2012	2012
Customer list	$2,927	2,927
Backlog	425	425
Other intangibles	23	—
Total intangible assets	3,375	3,352
Less: accumulated amortization	(1,399)	(1,290)
Other intangible assets, net	$1,976	2,062

The backlog was amortized over a six month period and is fully amortized. The customer list is amortized over seven years.  Amortization expense was $0.1 million for the three months ended September 30, 2012 and 2011, respectively.

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2012 and June 30, 2012 (in thousands):

September 30, 2012	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$27	$-	$27
Put obligation on common stock	$-	$5,694	$-	$5,694

June 30, 2012	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$32	$-	$32
Put obligation on common stock	$-	$5,694	$-	$5,694

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable. As interest rates changes, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  As of September 30, 2012, the fair value of the interest rate swap was determined to be $27,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.

As of September 30, 2012, the aggregate notional amount of the swap agreements was $1.8 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements.  The interest rate swaps are classified within level 2 of the fair market measurements.

NOTE 4 – ACQUISITION

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. The consideration paid to acquire the common units and warrants of Pulse totaled approximately $9.46 million, which consisted of (a) cash paid at closing of $3.40 million, (b) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse), (c) 1,608,039 shares of UAHC common stock determined based on an initial value of $1.6 million, (d) an estimated purchase price adjustment of $210,364 based on targeted levels of net working capital, cash and debt of Pulse at the acquisition date, and (e) the funding of $2.5 million for certain obligations of Pulse as discussed below. The shares of UAHC common stock were issued on July 12, 2010, upon approval by the Company's board of directors on July 7, 2010 and, therefore, were revalued at June 30, 2011. The shares of UAHC common stock had a fair value of $1.05 million as of June 30, 2010, which was recorded as accrued purchase price at that date, and a fair value of $884,000 on July 12, 2010, the date the shares were issued and recorded.  The decline in the value of the common stock was recorded as a reduction of goodwill.  The Company also assumed Pulse's term loan from a bank of $4.25 million, after making a payment at closing as discussed below.

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

For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Company's managed care business is classified as discontinued operations. Starting December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.

The major classes of assets related to discontinued operations, were as follows (in thousands):

	September 30,	June 30,
	2012	2012
Assets:
Prepaid expenses and other	$—	$55

Less:
Current portion long term debt	$—	$16

	For the Three Months Ended September 30,
	2012	2011
Revenues	$—	$—

Income from discontinued operations, before income taxes	$87	$15

NOTE 6 – NOTES PAYABLE

The Company's long-term borrowings consist of the following at September 30, 2012, and June 30, 2012, respectively (in thousands):

	September 30,	June 30,
	2012	2012
Notes payable to bank	$1,834	$2,370
Notes payable to related party	1,495	1,125
Total debt	3,329	3,495
Less: current portion	(667)	(2,370)
Total long-term debt	$2,662	$1,125

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which no amounts were outstanding as of September 30, 2012 or June 30, 2012, and a $2.0 million term loan, with a remaining balance of $1.8 million as of September 30, 2012 and $2.4 million as of June 30, 2012. The revolving loan matures January 31, 2014 and bears interest at LIBOR plus 6.00%. The term loan interest is payable monthly and as of September 30, 2012 is calculated based on LIBOR plus 6.25%, with $167,667 quarterly principal payments due through December 31, 2013, and a final balloon payment of $1,000,000 on January 31, 2014.  The term loan effective interest rate is 6.60% as of September 30, 2012. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At September 30, 2012, the Company was in compliance with the financial covenants.

In addition, UAHC has pledged its membership interests in Pulse Systems to Fifth Third as additional security for the loans, as set forth in the Membership Interest Pledge Agreement (the "Pledge Agreement").

On September 28, 2011, the Company issued a Promissory Note (the "Promissory Note") to St. George, a related party, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Promissory Note accrues at an annual rate of 10%. Principal and interest payments are due at the maturity date of December 31, 2014, or if the Company were to sell substantially all of its assets before then. However, the Company can pay, without penalty, the Convertible Note before maturity.  In the case of default, St. George  can convert all or part of the principal amount and the unpaid interest into newly issued shares of the Company's common stock.  The initial conversion price was $0.0447 per share.

On December 9, 2011, the Company issued a Promissory Note (the "Second Promissory Note") in favor of St. George, a related party, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Second Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Second Promissory Note are due until the Second Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC.  Only upon an event of default (as defined in the Second Promissory Note), the holder of the Second Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Second Promissory Note into newly issued shares of common stock of the Company. The initial conversion price was $0.0226 per share.

On February 9, 2012, the Company issued a Promissory Note (the "Third Promissory Note") in favor of St. George, a related party, in exchange for a loan in the amount of $350,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Third Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Third Promissory Note are due until the Third Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Third Promissory Note), the holder of the Third Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Third Promissory Note into newly issued shares of common stock of the Company.  The initial conversion price was $0.01903 per share.

On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George, a related party, in exchange for a loan in the amount of $75,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Fourth Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Fourth Promissory Note are due until the Fourth Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Fourth Promissory Note), the holder of the Fourth Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Fourth Promissory Note into newly issued shares of common stock of the Company.  The initial conversion price was $0.01793 per share.

On August 14, 2012,  The First, Second, Third and Fourth Promissory Notes were amended to make the indebtedness evidenced by each Promissory Note secured by a) all the assets of the Company, and b) all of the Company's ownership interest in Pulse pursuant to the terms of the St. George Pledge Agreement.
On August 14, 2012, the Company issued a Promissory Note (the "Fifth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $370,000 made by St. George to the Company. Loan proceeds from the Fifth Promissory Note were transferred by the Company to Pulse. The initial conversion price of the Fifth Promissory Note is $0.010277667. As required by the Purchase Agreement, Pulse entered into that certain Security Agreement by and between Pulse and St George dated August 14, 2012 ("Pulse Security Agreement'), thereby securing the Fifth Promissory Note and the Prior Promissory Notes with all of the assets of Pulse. Pulse also unconditionally guaranteed repayment of   and the Fifth Promissory Note Prior Notes by executing that certain Guaranty dated August 14, 2012, in favor of St George ("Pulse Guaranty").

If the Company issues any convertible security with a conversion price lower than that of the promissory notes issued by the Company to St. George, discussed above, the conversion prices for those promissory notes automatically reduces to the lower conversion price. Accordingly, the conversion price for each of the promissory notes is $0.00432 per share of the Company's common stock, which is the conversion price of the most recent promissory note. If the Company were to default on the promissory notes, and if St. George were then to elect to convert the $1,545,000 aggregate principal amount the promissory notes, the Company would be obligated to issue to St. George 357,638,880 shares of common stock. This number of shares exceeds the number of the Company's authorized shares of common stock that are available to be issued. An issuance of all of the Company's remaining authorized but unissued shares of common stock to St. George would be highly dilutive to the other holders of the Company's common stock.
The Company and St George entered into that certain Pledge and Security Agreement dated August 14, 2012 ("St George Pledge Agreement"), thereby providing that the Fifth Promissory Note is secured by all of the Company's ownership interests in its subsidiary, Pulse. The Fifth Promissory Note is also secured by all of the assets of the Company pursuant to that certain Security Agreement between the Company and St George dated August 14, 2012 ("St George Security Agreement").  St George required Pulse to guarantee repayment of the Fifth promissory Note and the Prior Notes, and to secure all such indebtedness by all of the assets of Pulse.  As such, Fifth Third Bank and St George entered into that certain Subordination Agreement dated August 17, 2012 ("Subordination Agreement"), thereby indicating that Fifth Third Bank was in a first lien position, and St George was in a subordinate lien position. St George was also required to execute that certain Membership Interest Pledge Agreement dated August 17, 2012, in favor of Fifth Third, thereby pledging to Fifth Third all of its preferred units in Pulse ("Preferred Unit Pledge Agreement").

Interest expense was approximately $58,000 and $157,000 for three months ended September 30, 2012 and 2011, respectively.  Accrued interest as of September 30, 2012 and June 30, 2012 was $13,000 and $384, respectively.

NOTE 7 – REDEEMABLE PREFERRED MEMBER UNITS

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the "Redemption Agreement"), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price was $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units was eliminated, subject to reinstatement if there is a default as explained in the next sentence. Failure to make any of the redemption payments results in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest  the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the September 30, 2012 and June 30, 2012 unaudited condensed balance sheets at a value of approximately $2.6 million and $2.5 million, respectively, net of a 12% discount.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share excluding dilution has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended September 30, 2011, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 10 –COMPREHENSIVE INCOME (LOSS)
There were no other items of comprehensive income or loss, resulting in comprehensive income being the same amount as net income for the three months ended September 30, 2012 and 2011.

NOTE 11 –SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company's consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. There was no stock-based compensation expense for the three months ended September 30, 2012.  The Company recorded stock-based compensation expense of $8,000 for the three months ended September 30, 2011.

NOTE 12 – RELATED PARTY TRANSACTIONS

Promissory Notes

On September 28, 2011, the Company issued a Promissory Note (the "Promissory Note") in favor of St. George, in exchange for a loan in the amount of $400,000 made by St. George to the Company.   See Note 6 "Notes Payable" for additional discussion of the Second Promissory Note.

On December 9, 2011, the Company issued a Promissory Note (the "Second Promissory Note") in favor of St. George, in exchange for a loan in the amount of $300,000

 made by St. George to the Company.   See Note 6 "Notes Payable" for additional discussion of the Second Promissory Note.

On February 9, 2012, the Company issued a Promissory Note (the "Third Promissory Note") in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company. See Note 6 "Notes Payable" for additional discussion of the Third Promissory Note.

On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George in exchange for a loan in the amount of $75,000 made by St. George to the Company. See Note 6 "Notes Payable" for additional discussion of the Fourth Promissory Note.

On August 14, 2012, the Company issued a Promissory Note (the "Fifth Promissory Note") in favor of St. George in exchange for a loan in the amount of $370,000 made by St. George to the Company. See Note 6 "Notes Payable" for additional discussion of the Fifth Promissory Note.

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

In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company's Board of Directors (the "Board") in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company is payable from the proceeds of the sale of artwork owned by the Company. However, the Company's payment obligation was due and payable upon the occurrence of the earlier of (i) the Company's receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company's credit facility with Fifth Third Bank dated March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012. The Company was unable to make the required payment at that time.  As of September 30, 2012, the $225,409 obligation is recorded in accrued expenses on the Consolidated Balance Sheet.  See Note 17 for subsequent events related to the Reimbursement Agreement.

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

Management Services Agreement

The Company paid approximately $28,000 and $27,000 for the three month ended September 30, 2012 and 2011, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

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

Under the Standstill Agreement, St. George and Dove each have the right (the "Put") to require the Company to purchase some or all of its shares of the Company's common stock ("Shares") at an exercise price of $1.26 per share. The Put may be exercised between October 1, 2012 and March 30, 2013 ("Put Exercise Period"). As of September 30, 2012, the put obligation is recorded at a fair value of $5,694,218 in current liabilities in the accompanying consolidated financial statements. If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at September 30, 2012, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.

The Company had the right (the "Call") to purchase all of the Shares owned by St. George and Dove at an exercise price of $1.26 per Share, if the Call was exercised between July 1, 2011 and September 30, 2011. The Call expired on September 30, 2011.

Also under the Standstill Agreement, the Company agreed to maintain certain reserves of its unrestricted cash on its balance sheet, initially equal to 20% of the Company's pro forma estimate of its 2010 fiscal year end shareholders' equity and then equal to the Company's actual 2010 fiscal year-end shareholders' equity thereafter. The Company was unable to maintain such cash reserves in 2010 and entered into the Amendment, whereby St. George and Dove waived such cash reserve requirement, provided that the Company replaced such cash reserves with other collateral that is reasonably acceptable to St. George. To date, the Company has not replaced such cash reserves with other collateral. As a result, the Company was in default of the Standstill Agreement, which gave St. George and Dove the right to exercise the Put at any time.

Pursuant to the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, each of St. George and Dove agreed to forbear from exercising its Put Option during the then-present Put Exercise Period in exchange for the Company's agreement to postpone the Put Commencement Date until October 1, 2012 (and either or both of St. George and Dove may exercise its Put Option during the Put Exercise Period commencing on such date), provided that the Put Commencement Date would accelerate, and either or both of St. George and Dove may elect to exercise the Put Option upon the occurrence of any one of certain events, including: 1) the Company or Pulse defaults under any loan agreement or debt instrument, including without limitation Pulse's credit facility with Fifth Third Bank, N.A. and any promissory note made by the Company in favor of St. George (including such promissory notes dated September 28, 2011, December 9, 2011, February 9, 2012, August 12, 2012 and at any time thereafter; 2) the Company ceases to be current in its periodic reporting, or 3) ceases to be subject to periodic reporting requirements, under Section 13 of the Securities Exchange Act of 1934, as amended.

On May 15, 2012, the Company entered into the Third Amendment to Voting and Standstill Agreement (the "Third Amendment"). Pursuant to the Third Amendment, St. George and Dove agreed to forbear from exercising their Put Option during the Put Exercise Period whose commencement was accelerated to December 31, 2011, as a result of defaults by the Company under certain loan covenants in its Loan and Security Agreement with Fifth Third Bank, as further described in Note 6 to these Financial Statements. The Third Amendment also reestablished October 1, 2012, as the Put Commencement Date under the Voting and Standstill Agreement and amended the Voting and Standstill Agreement such that any further acceleration of the Put Option will be at the discretion of St. George or Dove, upon the occurrence of certain specified events.

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

NOTE 15 – SETTLEMENT AGREEMENT

On March 27, 2011, the Company and William C. Brooks ("Brooks"), who is the former President and Chief Executive Officer of the Company, entered into a Settlement Agreement and Mutual Full General Release (the "Brooks Settlement Agreement").  In the Brooks Settlement Agreement, the Company agreed to pay Brooks $320,000 in (i) a lump sum of $60,000 on April 4, 2011, (ii) 10 monthly payments of $10,000 commencing June 1, 2011, and (iii) a payment of $160,000 on or before December 31, 2011, out of proceeds from the sale of artwork owned by the Company.  The Company made a portion of the payments in cash. On August 10, 2012, the Company transferred the ownership of the artwork with an estimated value of $153,100 to Mr. Brooks to satisfy the balance due under the Settlement Agreement.

NOTE 16 – UNAUDITED SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company's principal operations, as of and for the three months September 30, 2012 and 2011, is as follows (in thousands):

Three Months Ended September 30, 2012	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$1,910	$	−	$1,910
Revenue – intersegment		−			−
Total revenue	$	−	$1,910	$	−	$1,910
Earnings (loss) from continuing operations, before income taxes		$(216)	$212	$	−	$(4)
As of September 30, 2012
Segment assets		$10,417	$15,172		$(10,101)	$15,488

Three Months Ended September 30, 2011	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$1,731	$	−	$1,731
Revenue – intersegment		−			−
Total revenue	$	−	$1,731	$	−	$1,731
Earnings (loss) from continuing operations, before income taxes		$(658)	$1	$	−	$(657)
As of September 30, 2011
Segment assets		$10,861	$15,964		$(10,150)	$16,675

1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 17 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

On October 10, 2012, the Company issued a Promissory Note (the "Sixth Promissory Note") in favor of St. George, a related party, in exchange for a loan in the amount of $50,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes. Interest on the Sixth Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Sixth Promissory Note are due until the Sixth Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Sixth Promissory Note), the holder of the Sixth Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Sixth Promissory Note into newly issued shares of common stock of the Company.  The conversion price is $0.004323 per share.

On November 14, 2012, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with various parties (collectively, the "Parties"), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership ("STEP"), Bruce R. Galloway ("Galloway"), St. George Investments, LLC, an Illinois limited liability company ("St. George"), John M. Fife ("Fife"), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is the Company's Chairman, CEO and President.  Under the Settlement Agreement, the Company paid $125,410 to STEP on November 14, 2012.  The Company also agreed to assign the rights to the sale proceeds of certain artwork with a value of $58,500, of which the first installment and second installment totaling $22,500 were paid on November 14, 2012, with remaining installments due through April 2013.  The Company also agreed to assign an aggregate amount of up to $41,500 in net proceeds from the sale of certain other artwork to STEP which is payable by April 30, 2013.

Item 2	Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in our reports filed with the SEC, and in particular those set forth under "Risk Factors" in our Annual Report on Form 10-K for fiscal 2012.  Given such uncertainties, you should not place undue reliance on any such forward-looking statements.  The forward-looking statements included in this report are made as of the date hereof.  Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

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

Operating Results
For the Three Months Ended September 30, 2012 Compared
to the Three Months Ended  September 30, 2011
Total operating revenues increased $0.2 million to $1.9 million for the three months ended September 30 2012, over $1.7 million for the three months ended September 30, 2011.
Cost of contract manufacturing services increased by $0.1 million to $1.1 million for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011.  The increase in cost of manufacturing services is primarily due to the increase in sales.
Marketing, general and administrative expenses decreased $0.1 million to $0.6 million for the three months ended September 30, 2012 compared to $0.7 million for the three months ended September 30, 2011.  The decrease was principally due to decreases in legal and consulting expenses.
Total operating expenses primarily remained the same at $1.8 million for the three months ended September 30, 2012 and September 30, 2011 respectively.
There was no income tax expense for the three months ended September 30, 2012. Income tax expense was $8,000 for the three months ended September 30, 2011.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Loss from continuing operations was $4,000, or ($0.00) per basic share, for the quarter ended September 30, 2012, compared to loss from continuing operations of $665,000, or $(0.06) per basic share, for the quarter ended September 30, 2011.
Income from discontinued operations was $87,000 or $0.01 per basic share for the quarter ended September 30, 2012, compared to income from discontinued operations of $15,000, or $0.00 per basic share for the quarter ended September 30, 2011.
Net income was $83,000 or $0.01 per basic share for the quarter September 30, 2012 compared to net loss of $650,000, or $(0.06) for the quarter ended September 30, 2011.

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

As a result of the Pulse acquisition, the Company incurred and assumed certain debt obligations including, (a) a non-interest bearing note payable of $1.75 million (secured by a subordinated pledge of all the common units of Pulse) and (b) the funding of $2.5 million for certain obligations of Pulse.  The Company also assumed Pulse's outstanding term loan.  See "—Acquisition of Pulse Systems, LLC" above for additional discussion.

At September 30, 2012, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.2 million, compared to $0.2 million at June 30, 2012 and net negative working capital of $8.2 million, compared to net negative working capital of $10.2 million at June 30, 2012. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company's put obligation, as described further in Note 13 to the Unaudited Consolidated Financial Statements accompanying this report. In addition, the Company's subsidiary, Pulse Systems, LLC, may go into default on its obligation to make redemption payments on its preferred units, as described in Notes 7 the Unaudited Consolidated Financial Statements accompanying this report. The Company's management and auditors have concluded that these factors raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In addition, the Company has liquidated portions of its art collection and is actively pursuing the liquidation of its remaining pieces to raise cash.

Net cash provided by operating activities of $0.2 million in the three months ended September 30, 2012 was primarily due to reductions in other assets.
Net cash used in investing activities of $26,000 for the three months ended September 30, 2012 was due to equipment purchases.
Cash used in financing activities of $0.2 million for the three months ended September 30, 2012 was primarily attributable to payments made to the notes payable to a bank, offset by proceeds from debt borrowings.
Increase in cash was $1,000 compared to a increase in cash of $42,000 for the three months ended September 30, 2012 and 2011, respectively.
Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which no amounts were outstanding as of September 30, 2012 or June 30, 2012, and a $2.0 million term loan, with a remaining balance of $1.8 million as of September 30, 2012 and $2.4 million as of June 30, 2012.  See Note 6 to the Financial Statements accompanying this report.

The Company has incurred an obligation to St. George Investments, LLC ("St. George") and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of September 26, 2011, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.   For further details, see Note 13 to the Financial Statements accompanying this report.

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the "Redemption Agreement"), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. Failure to make any of the redemption payments results in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.  On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the September 30, 2012 and June 30, 2012 consolidated balance sheets at a value of approximately $2.6 million and $2.5 million, respectively, discounted using an interest rate of 12%.

On September 28, 2011, the Company issued a promissory note to St. George in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.  On December 9, 2011, the Company issued a Promissory Note (the "Second Promissory Note") in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes.  On February 9, 2012, the Company issued a Promissory Note (the "Third Promissory Note") in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company. On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $75,000 made by St. George to the Company.  On August 14, 2012, the Company issued a Promissory Note (the "Fifth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $370,000 made by St. George to the Company. Loan proceeds from the Fifth Promissory Note were transferred by the Company to Pulse.  See Notes 6 to the Financial Statements accompanying this report.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

Other than discussed below, there are no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and otherwise subsequently disclosed in our reports filed with the SEC. You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

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

Item 6.  Exhibits

4.1*	Settlement Agreement and Mutual Release dated November 14, 2012.
4.2*	Assignment and Assumption Agreement dated November 14, 2012.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        United American Healthcare Corporation

Date: November 19, 2012	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)