Form 10-K/A
period 2012-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2012-12-17
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

United American Healthcare Corporation  (the "Company") is filing Amendment No. 1 to the Annual Report on  Form 10-K/A to amend Item 8. Financial Statements and Supplementary Data, Report of Independent Registered Public Accounting Firm for the fiscal years ended June 30, 2012, as filed with the Securities and Exchange Commission on October 11,2012.  The report of the registered public accounting firm was amended to report on financial statements for the year ended June 30, 2011.  In addition, consolidated statements of operations and consolidated statements of cash flows for the year ended June 30, 2010 were removed.   The Notes to the Consolidated Statements were also revised to remove references to income statement information  related to the fiscal  year ended June 30, 2010.  This Amendment No.1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer have been included as exhibits  to this Amendment No. 1.

         UNITED AMERICAN HEALTHCARE CORPORATION

FORM 10-K/A

TABLE OF CONTENTS

PART II			Page
	Item 8.	Financial Statements and Supplementary Data	1

PART IV
	Item 15.	Exhibits and Financial Statement Schedules	1

		Financial Statements	F-1

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements of the Company and the Report of the Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report in Item 15 at page F-1 of this Annual Report on Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this report.
(3) The following exhibits are included in this report:
Exhibit Number	Description of Document	Filed Herewith
23	Consent of Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	*

1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on form 10K to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED AMERICAN HEALTHCARE CORPORATION (Registrant)
Dated: December 17, 2012
/s/ John M. Fife
John M. Fife
Chairman, President and Chief Executive Officer

2

Report of Independent Registered Public Accounting Firm

Board of Directors
United American Healthcare Corporation:
We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Bravos & Associates, CPA's

Bloomingdale, Illinois
October 11, 2012

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$215	$1,532
Accounts receivable - trade, net	883	895
Inventories	228	279
Prepaid expenses and other	118	53
Total current assets	1,444	2,759

Property and equipment, net	1,373	899
Goodwill	10,228	10,228
Other intangibles, net	2,062	2,509
Other assets	459	466
Assets of discontinued operations	-	55
Total assets	$15,566	$16,916

Liabilities and Shareholders' Equity
Current liabilities
Long-term debt, current portion and net of discount	$2,370	$1,250
Accounts payable	340	260
Accrued expenses	550	692
Redeemable preferred member units of subsidiary, current portion and net of discount	2,553	1,622
Put obligation on common stock	5,694	5,180
Other current liabilities	96	106
Total current liabilities	11,603	9,110

Long-term debt, less current portion	1,125	3,000
Deferred tax liability	301	301
Capital lease obligation, less current portion	8	103
Interest rate swap obligation, at fair value	32	63
Liabilities of discontinued operations	16	16
Total liabilities	13,085	12,593
Commitments and contingencies
Shareholders' equity
Preferred stock, 5,000,000 shares authorized; none issued	-	-
Common stock, no par, 150,000,000 shares authorized; 11,817,766 shares issued and outstanding at both June 30, 2012 and 2011	19,036	19,036
Additional paid-in capital	2,273	2,251
Accumulated deficit	(18,828)	(16,964)
Total shareholders' equity	2,481	4,323
Total liabilities and shareholders' equity	$15,566	$16,916
See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended June 30,
	2012	2011

Contract manufacturing revenue	$6,831	$8,352

Operating Expenses
Costs of contract manufacturing services	3,923	4,439
Marketing, general and administrative	2,769	5,169
Provision for legal settlement	-	230
Total operating expenses	6,692	9,838
Operating income (loss)	139	(1,486)
Interest and other income (expense), net	(518)	(840)
Change in value of preferred redemption units	(993)	-
Change in fair value of put obligation	(514)	(5,180)
Loss from continuing operations, before income taxes	(1,886)	(7,506)
Income tax expense (benefit)	31	16
Net loss from continuing operations	$(1,917)	$(7,522)

Discontinued Operations:
Income (loss) from discontinued operations, before income taxes	$53	$396
Income tax expense (benefit)	-	-
Net income (loss) from discontinued operations	53	396
Net loss	$(1,864)	$(7,126)

Continuing Operations:
Net loss per common share – basic and diluted
Net loss per common share	$(0.16)	$(0.77)
Weighted average shares outstanding	11,818	9,761

Discontinued Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$0.00	$0.04
Weighted average shares outstanding	11,818	9,761

Net loss per common share – basic and diluted
Net loss per common share	$(0.15)	$(0.73)
Weighted average shares outstanding	11,818	9,761

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
 (in thousands)
	Common Stock		Additional Paid-In	Retained Earnings (Accum.)	Accum. Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital Options	Deficit)	Income (loss)	Equity
Balance at June 30, 2010	8,164	$17,711	$2,147	$(9,838)	$(3)	$10,017

Issuance of common stock	1,643	920	-	-	-	920
Conversion of debt	2,011	405	-	-	-	405
Stock based compensation	-	-	49	-	-	49
Beneficial conversion feature	-	-	55	-	-	55
Comprehensive income: Net loss	-	-	-	(7,126)	-	(7,126)
Unrealized gain on marketable securities	-	-	-	-	3	3
Total comprehensive loss	-	-	-	(7,126)	3	(7,123)
Balance at June 30, 2011	11,818	$19,036	$2,251	$(16,964)	$-	$4,323

Issuance of common stock	-	-	-	-	-	-
Stock based compensation	-	-	22	-	-	22
Comprehensive income: Net loss	-	-	-	(1,864)	-	(1,864)
Total comprehensive loss						(1,864)
Balance at June 30, 2012	11,818	19,036	2,273	(18,828)	-	2,481

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year ended June 30,
	2012	2011
Operating Activities
Net loss	$(1,864)	$(7,126)
Less: Net income (loss) from discontinued operations	53	396
Net loss from continuing operations	(1,917)	(7,522)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock based compensation	22	85
Amortization of debt discount	178	368
Depreciation and amortization	721	1,135
Change in fair value of interest rate swap	(31)	(32)
Discount on redeemable preferred units	993	-
Change in fair value of put obligation	514	5,180
Changes in assets and liabilities
Accounts receivable and other receivables	12	15
Inventories	51	(70)
Prepaid expenses and other assets	65	231
Accounts payable and accrued expenses	(63)	(305)
Reserve for legal settlement	-	-
Other current liabilities	(10)	10
Net cash provided by (used in) operating activities of continuing operations	536	(905)
Net cash provided by (used in) operating activities of discontinued operations	2	226
Net cash provided by (used in) operating activities	538	(679)

Investing Activities
Purchase of marketable securities	-	-
Proceeds from sale of marketable securities	-	900
Acquisition of Pulse Systems, LLC, net of cash acquired	-	(210)
Purchase of equipment	(765)	(306)
Net cash provided by (used in) investing activities of continuing operations	(765)	384
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by (used in) investing activities	(765)	384

Financing Activities
Payments of long-term debt	(1,880)	(2,312)
Proceeds from long-term debt borrowings	-	828
Proceeds from debt borrowings	1,125	400
Redemption of preferred stock	(240)	(440)
Payment on capital lease obligations	(95)	(92)
Debt issuance costs	-	(15)
Net cash used in financing activities of continuing operations	(1,090)	(1,631)
Net cash provided by (used in) financing activities of discontinued operations	-	-
Net cash used in financing activities	(1,090)	(1,631)
Net decrease) in cash and cash equivalents	(1,317)	(1,926)
Cash and cash equivalents at beginning of year	1,532	3,458
Cash and cash equivalents at end of year	$215	$1,532

	Year ended June 30,
	2012	2011

Supplemental disclosure of cash flow information:
Income taxes paid	$124	$-
Interest paid	$322	$496
Supplemental noncash financing activities:
Stock issued as part of acquisition of Pulse Systems, LLC	$-	$884
Stock issued upon conversion of debt and accrued interest	$-	$405
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

g.
Goodwill. Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There were no goodwill impairment charges recorded during fiscal years 2012 and 2011.

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

k.
Earnings (Loss) Per Share. Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options and warrants.  For the years ended June 30, 2012 and 2011, the Company had outstanding stock options and warrants which were not included in the computation of net loss per share because the shares would be anti-dilutive due to the net loss each period.

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

Depreciation expense for each of the years ended June 30, 2012, and 2011 was $285,000 and $302,000, respectively.

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

NOTE 7 – INCOME TAXES

The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of June 30, 2012 and 2011. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statement of operations for the years ended June 30,2012 and 2011, or in the consolidated balance sheet as of June 30, 2012 and 2011.   The Company's tax returns for fiscal 2008 and later remain subject to examination by the Internal Revenue Service and the respective states.
The components of income tax expense (benefit) from continuing operations for each year ended June 30 are as follows (in thousands):

	2012	2011

Current expense (benefit)	$31	$16
Deferred expense (benefit)	(523)	(784)
Change in valuation allowance	523	784
Income tax expense (benefit)	$31	$16

A reconciliation of the provision for income taxes from continuing operations for each year ended June 30 is as follows (in thousands):

	2012	2011

Income tax benefit at the statutory tax rate	$(642)	$(2,552)
State and city income tax, net of federal effect	13	11
Permanent differences	136	1,761
Change in valuation allowance	523	784
Other, net	1	12
Income tax expense (benefit)	$31	$16

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
Management Services Agreement
The Company paid $160,000 and $74,000 for fiscal 2012 and 2011, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for rent, insurance and utilities of shared office space.

NOTE 9 - BENEFITS, OPTION PLANS, WARRANTS AND SHARE BASED COMPENSATION
The Company offers a 401(k) retirement and savings plan that covers substantially all of its Pulse employees. Under this plan, the Company matches 100% of an employee's contribution up to 3% of the employee's salary, then 50% of an employee's contribution on the next 2% of the employee's salary. The Company offered a 401(k) retirement and savings plan that covered substantially all of its Michigan and Tennessee employees, which terminated on November 15, 2011.  Expenses related to the 401(k) plans were $64,255, and $65,606 for the fiscal years ended June 30, 2012 and 2011, respectively.
The Company's Board of Directors received stock awards as part of their compensation for 2011.  There was no stock awards for 2012.   Information regarding the stock awards for fiscal 2011 is as follows:
Year	Shares	Amount
2011	34,952	$36,000

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
Information regarding the stock options outstanding at June 30, 2012 and 2011, are as follows (shares in thousands):

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
In accordance with GAAP, the Company records compensation cost relating to share-based payment transactions in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The Company recorded stock option expense of $23,000 and $49,000 for fiscal 2012 and 2011, respectively.

The options have terms of 10.0 years and typically vest quarterly over 3 or 4 years.  As of June 30, 2012, there is no future compensation expense to be related to these options.  There were no grants in fiscal 2012 and 2011, and there were no exercises in fiscal 2012 and 2011.
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
Interest expense was approximately $515,000 and $875,000 for fiscal year 2012 and 2011, respectively.  Accrued interest as of June 30, 2012 and 2011 was $384 and $8,324, respectively.

NOTE 11 – LEASES
The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through March 2015. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.
Rent expense for the years ended June 30, 2012 and 2011, totaled $0.2 million and $0.2 million, respectively.  Minimum future lease payments under the operating leases as of June 30, 2012 are as follows (in thousands):
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

	June 30, 2012	June 30, 2011
Assets:
Prepaid expenses and other	$-	$55
Liabilities:
Medical claims payable	$16	$16

A summary of revenues and income (loss) from discontinued operations is a follows (in thousands):

	For the Year Ended June 30,
	2012	2011
Revenues	$53	$357
Income (loss) from discontinued operations, before income taxes	53	396

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

NOTE 15 – SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal continuing operations for fiscal 2012 and 2011 is as follows (in thousands):

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