Form 10-Q
period 2012-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2013-02-19
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (313) 393-4571

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
The number of outstanding shares of registrant's common stock as of February 19, 2013 is 11,817,766.

United American Healthcare Corporation

Form 10-Q

Part I.                          FINANCIAL INFORMATION

Item 1.  Financial Statements
United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2012	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$11	$215
Accounts receivable, trade net	943	883
Inventories	374	228
Prepaid expenses and other	57	118
Total current assets	1,385	1,444

Property and equipment, net	1,450	1,373
Goodwill	10,228	10,228
Other intangibles, net	1,846	2,062
Other assets	243	459
Total assets	$15,152	$15,566
Liabilities and Shareholders' Equity
Current liabilities
Long-term debt, current portion	$667	$2,370
Accounts payable	344	340
Accrued expenses	218	550
Redeemable preferred member units of subsidiary, current portion and net of discount	2,748	2,553
Put obligation on common stock	5,694	5,694
Other current liabilities	43	96
Total current liabilities	9,714	11,603

Long-term debt, less current portion	2,545	1,125
Deferred tax liability	301	301
Capital lease obligations, less current portion	10	8
Interest rate swap obligation, at fair value	19	32
Liabilities of discontinued operations	-	16
Total liabilities	$12,589	$13,085

Commitments and contingencies
Shareholders' equity
Preferred stock, 5,000,000 shares authorized; none issued	-	-
Common stock, no par, 15,000,000 shares authorized; 11,817,766 shares issued and outstanding at both December 31, 2012 and June 30, 2012	19,036	19,036
Additional paid in capital	2,273	2,273
Accumulated deficit	(18,746)	(18,828)
Total shareholders' equity	$2,563	2,481
Total liabilities and shareholders' equity	$15,152	$15,566

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Contract manufacturing revenue	$1,924	$1,433	$3,834	$3,164

Operating Expenses
Cost of contract manufacturing services	$1,149	$933	$2,259	$1,935
Marketing, general and administrative	670	668	1,317	1,429
Total operating expenses	1,819	1,601	3,576	3,364
Operating income (loss)	105	(168)	258	(200)
Discount on preferred member units of subsidiary	(84)	-	(195)	-
Change in fair value of put obligation	-	(186)	-	(653)
Interest and other income (expense), net	(38)	(154)	(84)	(310)
Loss from continuing operations, before income tax	(17)	(508)	(21)	(1,163)
Income tax expense	—	13	-	21
Loss from continuing operations	(17)	(521)	(21)	(1,184)

Discontinued Operations
Income from discontinued operations	16	18	103	33
Income tax expense from discontinued operations	-	-	-	-
Income from discontinued operations	16	18	103	33

Net Income (loss)	$(1)	$(503)	$82	$(1,151)

Continuing Operations:
Net income (loss) per common share - basic and diluted
Net income (loss) per common share	$(0.00)	$(0.04)	$(0.00)	(0.10)
Weighted average shares outstanding	11,818	11,818	11,818	11,818

Discontinued Operations:
Net income (loss) per common share - basic and diluted
Net income (loss) per common share	$(0.00)	$(0.00)	$0.01	(0.00)
Weighted average shares outstanding	11,818	11,818	11,818	11,818

Net income (loss) per common share - basic and diluted
Net income (loss) per common share	$(0.00)	$(0.04)	$0.01	(0.10)
Weighted average shares outstanding	11,818	11,818	11,818	11,818

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,
	2012	2011
Operating activities
Net income (loss)	$82	$(1,151)
Less: Net income from discontinued operations	103	33
Net loss from continuing operations	(21)	(1,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	377	434
Amortization of debt discount	7	111
Discount on preferred member units of subsidiary	195	-
Change in fair value of put obligation	-	653
Change in fair value of interest rate swap	13	-
Stock-based compensation	-	15
Net changes in other operating assets and liabilities	(310)	202
Net cash used in operating activities of continuing operations	261	231
Net cash provided by operating activities of discontinued operations	87	88
Net cash provided by operating activities	348	319

Investing activities
Purchase of equipment	(211)	(377)
Net cash used in investing activities by continuing operations	(211)	(377)
Net cash used in investing activities by discontinued operations	-	-
Net cash used in investing activities	(211)	(377)

Financing activities
Payments of long-term debt	(704)	(1,006)
Redemption of preferred stock	-	(200)
Proceeds from debt borrowings	420	700
Payment on capital lease obligation	(57)	(62)
Net cash used in financing activities by continuing operations	(341)	(568)
Net cash used in financing activities by discontinued operations	-	-
Net cash used in financing activities	(341)	(568)

Net decrease in cash and cash equivalents	(204)	(626)
Cash and cash equivalents at beginning of period	$215	1,532
Cash and cash equivalents at end of period	$11	$906

Supplemental disclosure of cash flow information
Interest paid	$98	$318

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2013 ("fiscal 2013") or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 11, 2012 and the Form10-K/A filed with the SEC on December 17, 2012.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Goodwill.  Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There was no goodwill impairment charges recorded during the six months ended December 31, 2012 or 2011.

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at December 31, 2012 and June 30, 2012, (in thousands):

	December 31,	June 30,
	2012	2012
Raw materials	$81	61
Work in process	286	143
Finished goods	7	24
Inventories	$374	228

c.
Other Intangibles.  Intangibles assets are amortized over their estimated useful lives using the straight-line method.  The following is a summary of intangible assets subject to amortization as of December 31, 2012 and June 30, 2012, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	December 31,	June 30,
	2012	2012
Customer list	$2,927	2,927
Backlog	425	425
Total intangible assets	3,352	3,352
Less: accumulated amortization	(1,506)	(1,290)
Other intangible assets, net	$1,846	2,062

The backlog was amortized over a six month period and is fully amortized. The customer list is amortized over seven years.  Amortization expense was $0.2 million for the six months ended December 31, 2012 and 2011, respectively.

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

The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of December 31, 2012 and June 30, 2012:

December 31, 2012	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$19	$-	$19
Put obligation on common stock	$-	$5,694	$-	$5,694

June 30, 2012	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$32	$-	$32
Put obligation on common stock	$-	$5,694	$-	$5,694

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable. As interest rates change, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  As of December 31, 2012, the fair value of the interest rate swap was determined to be $19,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.

As of December 31, 2012, the aggregate notional amount of the swap agreements was $1.5 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements.  The interest rate swaps are classified within level 2 of the fair market measurements.

The total gain included in earnings for the six months end December 31, 2012 related to the change in fair value of the interest rate swap was $13,000.

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

The major classes of assets related to discontinued operations, were as follows (in thousands):

	December 31,	June 30,
	2012	2012
Assets:
Prepaid expenses and other	$—	$55

Liabilities
Medical claims payable	$—	$16

	For the Six Months Ended December 31,
	2012	2011
Revenues	$—	$—

Income from discontinued operations, before income taxes	$103	$15

NOTE 6 – NOTES PAYABLE

The Company's long-term borrowings consist of the following at December 31, 2012, and June 30, 2012, respectively (in thousands):

	December 31,	June 30,
	2012	2012
Notes payable to bank	$1,667	$2,370
Notes payable to related party	1,545	1,125
Total debt	3,212	3,495
Less: current portion	(667)	(2,370)
Total long-term debt	$2,545	$1,125

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which no amounts were outstanding as of December 31, 2012 or June 30, 2012, and a $2.0 million term loan, with a remaining balance of $1.7 million as of December 31, 2012 and $2.4 million as of June 30, 2012. The revolving loan matures January 31, 2014 and bears interest at LIBOR plus 6.00%. The term loan interest is payable monthly and as of December 31, 2012 is calculated based on LIBOR plus 6.25%, with $167,667 quarterly principal payments due through December 31, 2013, and a final balloon payment of $1,000,000 on January 31, 2014.  The term loan effective interest rate is 6.60% as of December 31, 2012. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At December 31, 2012, the Company was in compliance with the financial covenants.

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
If the Company issues any convertible security with a conversion price lower than that of the promissory notes issued by the Company to St. George, discussed above, the conversion prices for those promissory notes automatically reduces to the lower conversion price. Accordingly, the conversion price for each of the promissory notes is $0.004323 per share of the Company's common stock, which is the conversion price of the most recent promissory note. If the Company were to default on the promissory notes, and if St. George were then to elect to convert the $1,545,000 aggregate principal amount the promissory notes, the Company would be obligated to issue to St. George 357,638,880 shares of common stock. This number of shares exceeds the number of the Company's authorized shares of common stock that are available to be issued. An issuance of all of the Company's remaining authorized but unissued shares of common stock to St. George would be highly dilutive to the other holders of the Company's common stock.
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

Interest expense was approximately $98,000 and $314,000 for six months ended December 31, 2012 and 2011, respectively.

NOTE 7 - REDEEMABLE PREFERRED MEMBER UNITS

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the December 31, 2012 and June 30, 2012 unaudited condensed balance sheets at a value of approximately $2.7 million and $2.5 million, respectively, net of a 12% discount.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share excluding dilution has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For the six months ended December 31, 2011, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 10 –COMPREHENSIVE INCOME (LOSS)
There were no other items of comprehensive income or loss, resulting in comprehensive income being the same amount as net income for the six months ended December 31, 2012 and 2011.

NOTE 11 –SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company's consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. There was no stock-based compensation expense for the six months ended December 31, 2012.  The Company recorded stock-based compensation expense of $18,000 for the six months ended December 31, 2011.

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

On October 10, 2012, the Company issued a Promissory Note (the "Sixth Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company. See Note 6 "Notes Payable" for additional discussion of the Sixth Promissory Note.

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

On November 14, 2012, the Company entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with various parties (collectively, the "Parties"), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership ("STEP"), Bruce R. Galloway ("Galloway"), St. George Investments, LLC, an Illinois limited liability company ("St. George"), John M. Fife ("Fife"), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is the Company's Chairman, CEO and President.  Under the Settlement Agreement, the Company paid $125,410 to STEP on November 14, 2012.  The Company also agreed to assign to STEP the rights to the sale proceeds of certain artwork with a value of $58,500, of which the first installment and second installment totaling $22,500 were paid on November 14, 2012.  The Company also assigned to STEP the right to receive an aggregate amount of up to $41,500 in net proceeds from the sale of certain other artwork or from the release of money from an escrow account maintained with the State of Tennessee, whichever occurs first.  In exchange for these payments and assignments, which total $225,410, STEP, Galloway and their affiliates have released UAHC from making the $225,410 payment required under the Reimbursement Agreement.

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC ("St. George"), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the "Standstill Agreement"). See Note 13 for additional discussion of the Standstill Agreement.

Management Services Agreement

The Company paid approximately $58,000 and $51,000 for the six month ended December 31, 2012 and 2011, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

NOTE 13 - COMMITMENT & CONTINGENCIES

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

Under the Standstill Agreement, St. George and Dove each have the right (the "Put") to require the Company to purchase some or all of its shares of the Company's common stock ("Shares") at an exercise price of $1.26 per share. The Put may be exercised between October 1, 2012 and March 30, 2013 ("Put Exercise Period"). As of December 31, 2012, the put obligation is recorded at a fair value of $5,694,218 in current liabilities in the accompanying consolidated financial statements. If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at December 31, 2012, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.

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

See Note 17 for discussion of subsequent event related to the Standstill Agreement.

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

NOTE 14 - RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 15 - SETTLEMENT AGREEMENT

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

NOTE 16 - UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the six months December 31, 2012 and 2011, is as follows (in thousands):

Six Months Ended December 31, 2012	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$3,834	$	−	$3,834
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$3,834	$	−	$3,834
Earnings (loss) from continuing operations, before income taxes		$(424)	$403	$	−	(21)
As of December 31, 2012
Segment assets		$10,344	$14,900		$(10,092)	$15,152

Six Months Ended December 31, 2011	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$3,164	$	−	$3,164
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$3,164	$	−	$3,164
Earnings (loss) from continuing operations, before income taxes		$(1,092)	$(71)	$	−	$(1,163)
As of December 31, 2011
Segment assets		$10,826	$15,345		$(10,145)	$16,026

1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 17 - SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

On January 10, 2013, the Company entered into a Fourth Amendment to Voting and Standstill Agreement (the "Fourth Amendment") with St. George and Dove.
The Fourth Amendment further amends the Voting and Standstill Agreement dated March 19, 2010, between the Company and St. George, which was previously amended by (i) the Amendment to Voting and Standstill Agreement dated June 7, 2010, (ii) the Agreement to Join the Voting and Standstill Agreement by Dove dated June 7, 2010, (iii) the Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010, (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, and (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012 (as so amended, the "Voting and Standstill Agreement").
In connection with the Fourth Amendment, St. George and Dove have agreed to forbear on exercising their rights to cause the Company to purchase their respective shares of the Company's common stock, and the Company has agreed to postpone the "Put Commencement Date" (as defined in the Voting and Standstill Agreement) until October 1, 2013. As a result, the "Put Exercise Period" (as defined in the Voting and Standstill Agreement) will end on March 30, 2014.

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

Operating Results

For the Three Months Ended December 31, 2012 Compared
to the Three Months Ended  December 31, 2011
Total operating revenues increased $0.5 million to $1.9 million for the three months ended December 31, 2012, over $1.4 million the three months ended December 31, 2011.   The increase in revenues is primarily attributable to increased customer order run rates from existing customers as well as new customers.  The increase is also attributable to expanded capibilities resulting from the recent equipment investments.

Cost of contract manufacturing services increased by $0.2 million to $1.1 million for the three months ended December 31, 2012 compared to $0.9 million for the three months ended December 31, 2011.  The increase in cost of manufacturing services is primarily due to the increase in sales.

Marketing, general and administrative expenses substantially remained the same at $0.6 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  Total operating expenses increased $0.2 million to $1.8 million for the three months ended December 31, 2012 as compared to $1.6 million for the three months ended December 31, 2011.

There was no income tax expense for the three months ended December 31, 2012. Income tax expense was $13,000 for the three months ended December 31, 2011.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations was $17,000, or $(0.00) per basic share, for the quarter ended December 31, 2012, compared to loss from continuing  operations of $0.5 million, or $(0.04) per basic share, for the quarter ended December 31, 2011.

Income from discontinued operations for the quarter ended December 31, 2012 was $16,000 as compared to income from discontinued operations of $18,000 for the quarter ended December 31, 2011.  Income from discontinued operations result from claim overpayments that are periodically refunded to UAHC.

Net loss was $1,000 or $(0.00) per basic share for the quarter December 31, 2012 compared to net loss of $0.5 million, or $(0.04) per basic share for the quarter ended December 31, 2011.

For the Six Months Ended December 31, 2012 Compared
to the Six Months Ended  December 31, 2011

Total operating revenues were $3.8 million for the six months ended December 31, 2012, compared to $3.2 million for the six months ended December 31, 2011.    The increase in revenues of $0.6 million was primarily due to increased customer orders.

Total operating expenses increased $0.2 million or6% to $3.6 million for the six months ended December 31, 2012 as compared to $3.4 million for the six months ended December 31, 2011.  The increase is primarily due to the increase in cost of manufacturing services offset by decreased legal costs.

Cost of contract manufacturing services increased $0.4 million to $2.3 million for the six months ended December 31, 2012, as compared to $1.9 million for the six months ended December 31, 2011  The increase in cost of contract manufacturing services is primarily due to increased customer orders.

Marketing, general and administrative expenses decreased $0.1 million or 8% to $1.3 million for the six months ended December 31, 2012 from $1.4 million for the six months ended December 31, 2011.  The decrease was principally due to decreased legal expenses.

There was no income tax expense for the six months December 31, 2012. Income tax expense was $21,000 for the six months ended December 31, 2011. The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations before income taxes was $21,000 for the six months ended December 31, 2012 compared to loss from continuing operations before income taxes of $1.2 million for the six months ended December 31, 2011.

Income from discontinued operations was $103,000, or $0.01 per basic and diluted share, for the six months ended December 31, 2012, compared to income from discontinued operations of $33,000 or $0.00 per basic share, for the six months ended December 31, 2011.

Net income was $82,000, or ($0.01) per basic share, for the six months ended December 31, 2012 compared to net loss of $1.2 million, or ($0.10) per basic share.

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

At December 31, 2012, the Company had (i) cash and cash equivalents and short-term marketable securities of $11,000, compared to $0.2 million at June 30, 2012 and net negative working capital of $8.3 million, compared to net negative working capital of $10.2 million at June 30, 2012. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company's put obligation, as described further in Note 13 to the Unaudited Consolidated Financial Statements accompanying this report. In addition, the Company's subsidiary, Pulse Systems, LLC, went into default on its obligation to make redemption payments on its preferred units, as described in Notes 7 the Unaudited Consolidated Financial Statements accompanying this report. The Company's management and auditors have concluded that these factors raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to provide the Company with the ability to continue its operations, the Company's management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance our debt or other obligations, or fund capital expenditures or acquisitions, we will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings. These financings will probably be highly dilutive to existing shareholders. Market and economic conditions may continue to limit our sources of funds for these activities and our ability to finance our debts or other obligations. We may seek financing from members of our Board of Directors, including Mr. Fife, and their affiliates. We may have no alternatives other than to seek and accept additional financing from these affiliates.

In addition, the Company has liquidated portions of its art collection and is actively pursuing the liquidation of its remaining works to raise cash.
Net cash provided by operating activities of $0.3 million for the six months ended December 31, 2012 was primarily due to increased revenues and claim payment refunds related to the discontinued Medicare operations.
Net cash used in investing activities of $0.2 million for the six months ended December 31, 2012 was due to equipment purchases.
Cash used in financing activities of $0.3 million for the six months ended December 31, 2012 was primarily attributable to payments made to the notes payable to Fifth Third Bank, offset by proceeds from debt borrowings.
Decrease in cash was $0.2 million compared to a decrease in cash of $0.6 million for the six months ended December 31, 2012 and 2011, respectively.
Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which no amounts were outstanding as of December 31, 2012 or June 30, 2012, and a $2.0 million term loan, with a remaining balance of $1.7 million as of December 31, 2012 and $2.4 million as of June 30, 2012.  See Note 6 to the Financial Statements accompanying this report.

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

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the "Redemption Agreement"), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. Failure to make any of the redemption payments would result in the increase of the redemption price for its preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.  On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the December 31, 2012 and June 30, 2012 consolidated balance sheets at a value of approximately $2.7 million and $2.5 million, respectively, discounted using an interest rate of 12%.

On September 28, 2011, the Company issued a promissory note to St. George in the principal amount of $400,000, in exchange for a loan in the amount of $400,000 by St. George to the Company.  On December 9, 2011, the Company issued a Promissory Note (the "Second Promissory Note") in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. On February 9, 2012, the Company issued a Promissory Note (the "Third Promissory Note") in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company. On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $75,000 made by St. George to the Company.  On August 14, 2012, the Company issued a Promissory Note (the "Fifth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $370,000 made by St. George to the Company.  Loan proceeds from the Fifth Promissory Note were transferred by the Company to Pulse.  On October 10, 2012, the Company issued a Promissory Note (the "Sixth Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company. See Note 6 to the Financial Statements accompanying this report.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        United American Healthcare Corporation

Date: February 19, 2013	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2013	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)