Form 10-Q
period 2013-05-21
UNITED AMERICAN HEALTHCARE CORP
filed 2013-05-22
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (313) 393-4571

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
(Do not check if a smaller reporting company)
ndicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒.
The number of outstanding shares of registrant's common stock as of May 13, 2013 is 11,817,766.

United American Healthcare Corporation

Form 10-Q

Part I.                          FINANCIAL INFORMATION

Item 1.  Financial Statements
United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	June 30, 2012
Assets
Current assets
Cash and cash equivalents	$16	$215
Accounts receivable, trade net	887	883
Inventories	599	228
Prepaid expenses and other	547	118
Total current assets	2,049	1,444

Property and equipment, net	1,292	1,373
Goodwill	10,228	10,228
Other intangibles, net	1,737	2,062
Other assets	242	459
Total assets	$15,548	$15,566
Liabilities and Shareholders' Equity
Current liabilities
Long-term debt, current portion	$690	$2,370
Accounts payable	517	340
Accrued expenses	215	550
Redeemable preferred member units of subsidiary, current portion and net of discount	2,831	2,553
Put obligation on common stock	5,694	5,694
Other current liabilities	32	96
Total current liabilities	9,979	11,603

Long-term debt, less current portion	2,378	1,125
Deferred tax liability	301	301
Capital lease obligations, less current portion	—	8
Interest rate swap obligation, at fair value	12	32
Liabilities of discontinued operations	—	16
Total liabilities	$12,670	$13,085

Commitments and contingencies
Shareholders' equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 15,000,000 shares authorized; 11,817,766 shares issued and outstanding at both March 31, 2013 and June 30, 2012	19,036	19,036
Additional paid in capital	2,273	2,273
Accumulated deficit	(18,431)	(18,828)
Total shareholders' equity	$2,878	2,481
Total liabilities and shareholders' equity	$15,548	$15,566

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Contract manufacturing revenue	$2,225	1,642	6,059	4,806

Operating Expenses
Cost of contract manufacturing services	$1,156	1,066	3,414	3,000
Marketing, general and administrative	667	769	1,960	2,198
Total operating expenses	1,823	1,835	5,374	5,198
Operating income (loss)	402	(193)	685	(392)
Discount on preferred member units of subsidiary
Change in fair value of put obligation	—	46	—	(607)
Change in value of preferred redemption units	(84)	(909)	(278)	(909)
Interest and other income (expense), net	(29)	(126)	(113)	(437)
Income (loss) from continuing operations, before income tax	289	(1,182)	294	(2,345)
Income tax expense	—	12	—	33
Income (loss) from continuing operations	289	(1,194)	294	(2,378)

Discontinued Operations
Income from discontinued operations	17	14	104	47
Income tax expense from discontinued operations	—	—	—	—
Income from discontinued operations	17	14	104	47

Net Income (loss)	$306	(1,180)	398	(2,331)

Continuing Operations:
Net income (loss) per common share - basic and diluted
Net income (loss) per common share	$0.02	(0.10)	0.02	(0.20)
Weighted average shares outstanding	11,818	11,818	11,818	11,818

Discontinued Operations:
Net income (loss) per common share - basic and diluted
Net income (loss) per common share	$0.00	0.00	0.01	0.00
Weighted average shares outstanding	11,818	11,818	11,818	11,818

Net income (loss) per common share - basic and diluted
Net income (loss) per common share	$0.02	(0.10)	0.03	(0.20)
Weighted average shares outstanding	11,818	11,818	11,818	11,818

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$398	(2,331)
Less: Net income from discontinued operations	(104)	(47)
Net income (loss) from continuing operations	294	(2,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	567	610
Amortization of debt discount	27	167
Change in fair value of put obligation	—	607
Change in value of preferred redemption units	278	909
Change in fair value of interest rate swap	21	—
Stock-based compensation	—	22
Net changes in other operating assets and liabilities	(811)	94
Net cash provided by operating activities of continuing operations	376	31
Net cash provided by operating activities of discontinued operations	88	8
Net cash provided by operating activities	464	39

Investing activities
Purchase of equipment, net	(160)	(468)
Net cash used in investing activities by continuing operations	(160)	(468)
Net cash used in investing activities by discontinued operations	—	—
Net cash used in investing activities	(160)	(468)

Financing activities
Payments of long-term debt	(871)	(1,394)
Proceeds from line of credit	750	—
Payments of line of credit	(726)	—
Redemption of preferred stock	—	(240)
Proceeds from debt borrowings	420	1,050
Payment on capital lease obligation	(76)	(96)
Net cash used in financing activities by continuing operations	(503)	(680)
Net cash used in financing activities by discontinued operations	—
Net cash used in financing activities	(503)	(680)

Net decrease in cash and cash equivalents	(199)	(1,109)
Cash and cash equivalents at beginning of period	$215	1,532
Cash and cash equivalents at end of period	$16	423

Supplemental disclosure of cash flow information
Interest paid	$129	463

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2013 ("fiscal 2013") or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 11, 2012 and the Form10-K/A filed with the SEC on December 17, 2012.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Goodwill.  Goodwill resulting from business acquisitions is carried at cost.  The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of.  There was no goodwill impairment charges recorded during the nine months ended  March 31, 2013 or 2012.

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at March 31, 2013 and June 30, 2012, (in thousands):

	March 31,	June 30,
	2013	2012
Raw materials	$222	61
Work in process	350	143
Finished goods	27	24
Inventories	$599	228

c.
Other Intangibles.  Intangibles assets are amortized over their estimated useful lives using the straight-line method.  The following is a summary of intangible assets subject to amortization as of March 31, 2013and June 30, 2012, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	March 31,	June 30,
	2013	2012
Customer list	$2,927	2,927
Backlog	425	425
Total intangible assets	3,352	3,352
Less: accumulated amortization	(1,615)	(1,290)
Other intangible assets, net	$1,737	2,062

The backlog was amortized over a six month period and is fully amortized. The customer list is amortized over seven years.  Amortization expense was $0.3 million for the nine months ended March 31, 2013 and 2012, respectively.

d.
Fair Value Measurements.  To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2013 and June 30, 2012:

March 31, 2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$12	$-	$12
Put obligation on common stock	$-	$5,694	$-	$5,694

June 30, 2012	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$32	$-	$32
Put obligation on common stock	$-	$5,694	$-	$5,694

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable. As interest rates change, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  As of March 31, 2013, the fair value of the interest rate swap was determined to be $12,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.

As of March 31, 2013, the aggregate notional amount of the swap agreements was $1.2 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements.  The interest rate swaps are classified within level 2 of the fair market measurements.

The total gain included in earnings for the nine months end March 31, 2013 related to the change in fair value of the interest rate swap was $21,000.

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

	March 31,	June 30,
	2013	2012
Assets:
Prepaid expenses and other	$—	$55

Liabilities
Medical claims payable	$—	$16

	For the Nine Months Ended March 31,
	2013	2012
Revenues	$—	$—

Income from discontinued operations, before income taxes	$87	$47

NOTE 6 – NOTES PAYABLE

The Company's long-term borrowings consist of the following March 31, 2013 and June 30, 2012, respectively (in thousands):

	March 31	June 30,
	2013	2012
Notes payable to bank	$1,500	$2,370
Notes payable to related party	1,545	1,125
Revolving loan	23	—
Total debt	3,068	3,495
Less: current portion	(690)	(2,370)
Total long-term debt	$2,378	$1,125

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which $23,000  was outstanding as of March 31, 2013 and no amounts outstanding at June 30, 2012, and a $2.0 million term loan, with a remaining balance of $1.5 million as of March 31, 2013 and $2.4 million as of June 30, 2012. The revolving loan matures January 31, 2014 and bears interest at LIBOR plus 6.00%. The term loan interest is payable monthly and as of March 31, 2013 is calculated based on LIBOR plus 6.25%, with $167,667 quarterly principal payments due through December 31, 2013, and a final balloon payment of $1,000,000 on January 31, 2014.  The term loan effective interest rate is 6.60% as of March 31, 2013. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At March 31, 2013, the Company was in compliance with the financial covenants.

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

Interest expense was approximately $0.1 million and $0.5 million for nine months ended March 31, 2013 and 2012, respectively.

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2013 and June 30, 2012 unaudited condensed balance sheets at a value of approximately $2.8 million and $2.5 million, respectively, net of a 12% discount.

NOTE 9 – NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share excluding dilution has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the treasury stock method for outstanding stock options and warrants.  For the nine months ended March 31, 2012, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 10 –COMPREHENSIVE INCOME (LOSS)
There were no other items of comprehensive income or loss, resulting in comprehensive income being the same amount as net income for the nine months ended March 31, 2013 and 2012.

NOTE 11 –SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company's consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. There was no stock-based compensation expense for the nine months ended March 31, 2013.  The Company recorded stock-based compensation expense of $21,000 for the nine months ended March 31, 2013.

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

Management Services Agreement

The Company paid approximately $90,000 and $101,000 for the nine month ended March 31, 2013 and 2012, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

NOTE 13 – COMMITMENTS & CONTINGENCIES

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

Under the Standstill Agreement, St. George and Dove each have the right (the "Put") to require the Company to purchase some or all of its shares of the Company's common stock ("Shares") at an exercise price of $1.26 per share. The Put may be exercised between October 1, 2012 and March 30, 2013 ("Put Exercise Period"). As of March 31, 2013, the put obligation is recorded at a fair value of $5,694,218 in current liabilities in the accompanying consolidated financial statements. If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at March 31, 2013, then the costs to the Company would be $3,860,319 and $2,020,595, respectively.

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

NOTE 16 – UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company's principal operations, as of and for the nine months March 31, 2013 and 2012, is as follows (in thousands):

Nine Months Ended March 31, 2013	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$6,059	$	−	$6,059
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$6,059	$	−	$6,059
Earnings (loss) from continuing operations, before income taxes		$(589)	$883	$	−	294
As of March 31, 2013
Segment assets		$10,610	$15,297		$(10,360)	$15,548

Nine Months Ended March 31, 2012	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$4,806	$	−	$4,806
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$4,806	$	−	$4,806
Loss from continuing operations, before income taxes		$(2,176)	$(169)	$	−	$(2,345)
As of March 31, 2012
Segment assets		$9,694	$15,147		$(9,166)	$15,675

1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

NOTE 17 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

Item 2	Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Operating Results

For the Three Months Ended March 31, 2013 Compared
to the Three Months Ended  March 31, 2012
Total operating revenues increased $0.5 million (35%) to $2.2 million for the three months ended March 31, 2013, over $1.6 million for the three months ended March 31, 2012.   The increase in revenues is primarily attributable to increased customer order run rates from existing customers as well as new customers.  The increase is also attributable to expanded capibilities resulting from the recent equipment investments.
Cost of contract manufacturing services increased $0.1 million (8%) to $1.2 million for the three months ended March 31, 2013 compared to $1.1 million for the three months ended March 31, 2012.  The increase in cost of manufacturing services is primarily due to the increased sales.
Marketing, general and administrative expenses decreased $0.1 million to $0.7 million for the three months ended March 31, 2013 compared to $0.8 million the three months ended March 31, 2012.  The decrease in marketing, general and administrative expenses is primarily due to decreased corporate overhead charges.
There was no income tax expense for the three months ended December March 31, 2013. Income tax expense was $12,000 for the three months ended March 31, 2012.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Income from continuing operations was $0.3 million, or $0.02 per basic share, for the quarter ended March 31, 2013, compared to loss from continuing  operations of $1.2 million, or $(0.10) per basic share, for the quarter ended March 31, 2012.
Income from discontinued operations for the quarter ended March 31, 2013  was $17,000 as compared to income from discontinued operations of $14,000 for the quarter ended March 31, 2012.  Income from discontinued operations result from claim overpayments that are periodically refunded to UAHC.
Net income was $0.3 million or  $0.02 per basic share for the quarter March 31, 2013 compared to net loss of $ 1.2 million, or $(0.10) per basic share for the quarter ended March 31, 2012.

For the Nine Months Ended March 31, 2013 Compared
to the Nine Months Ended  March 31, 2012
Total operating revenues were $6.1 million for the nine months ended March 31, 2013, compared to $4.8 million for the nine months ended March 31, 2012.    The increase in revenues of $1.3 million (26%) was primarily due to increased customer orders.
Total operating expenses increased $0.2 million or 3% to $5.4 million for the nine months ended March 31, 2013 as compared to $5.2 million for the nine months ended March 31, 2012.  The increase is primarily due to the increase in cost of manufacturing services offset by decreased legal costs.
Cost of contract manufacturing services increased $0.4 million to $3.4 million for the nine  months ended March 31, 2013, as compared to $3.0 million for the nine months ended March 31, 2012.  The increase in cost of contract manufacturing services is primarily due to increased customer orders.
Marketing, general and administrative expenses decreased $0.2 million or 11% to $2.0 million for the nine months ended March 31, 2013 from $2.2 million for the nine months ended March 31, 2012.  The decrease was principally due to decreased legal and salaried related costs.
There was no income tax expense for the nine months March 31, 2013. Income tax expense was $33,000 for the nine months ended March 31, 2012. The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.
Income from continuing operations before income taxes was $0.3 million for the nine months ended March 31, 2013 compared to loss from continuing operations before income taxes of $2.3 million for the nine months ended March 31, 2012.
Income from discontinued operations was $104,000, or $0.01 per basic and diluted share, for the nine  months ended March 31, 2013, compared to income from discontinued operations of $47,000 or $0.00 per basic share, for the nine months ended March 31, 2012.

Net income was $0.4 million, or $0.03 per basic share, for the nine months ended March 31, 2013 compared to net loss of $2.3 million, or ($0.20) per basic share.

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

At March 31, 2013, the Company had (i) cash and cash equivalents and short-term marketable securities of $16,000, compared to $215,000 at June 30, 2012 and net negative working capital of $8.3 million, compared to net negative working capital of $7.9 million at June 30, 2012. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company's put obligation, as described further in Note 13 to the Unaudited Consolidated Financial Statements accompanying this report. In addition, the Company's subsidiary, Pulse Systems, LLC, went into default on its obligation to make redemption payments on its preferred units, as described in Note 7 the Unaudited Consolidated Financial Statements accompanying this report. The Company's management and auditors have concluded that these factors raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Net cash provided by operating activities of $0.5 million for the nine  months ended March 31, 2013 was primarily due to increased revenues and claim payment refunds related to the discontinued Medicare operations.
Net cash used in investing activities of $0.2 million for the nine months ended March 31, 2013 was due to equipment purchases.
Cash used in financing activities of $0.5 million for the nine months ended March 31, 2013 was primarily attributable to payments made to the notes payable to Fifth Third Bank, offset by proceeds from debt borrowings.
Decrease in cash was $0.2 million compared to a decrease in cash of $1.1 million for the nine months ended March 31, 2013 and 2012, respectively.
Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the "Loan Agreement"), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which $23,000  was outstanding as of March 31, 2013 and no amounts outstanding at June 30, 2012, and a $2.0 million term loan, with a remaining balance of $1.5 million as of March 31, 2013 and $2.4 million as of June 30, 2012.   See Note 6 to the Financial Statements accompanying this report.

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

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the "Redemption Agreement"), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in

 Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. Failure to make any of the redemption payments would result in the increase of the redemption price for its preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.  On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2013 and June 30, 2012 consolidated balance sheets at a value of approximately $2.8 million and $2.5 million, respectively, discounted using an interest rate of 12%.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our third quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        United American Healthcare Corporation

Date: May 21, 2013	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2013	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)