Form 10-K
period 2013-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2013-10-16
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
___________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission file number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒.

The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2012 computed by reference to the OTCQB closing price on such date, was $52,430.

The number of outstanding shares of registrant’s common stock as of September 23, 2013 was 18,292,766.

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

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse was only allowed to redeem the preferred units if UAHC made additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unitholders on June 18, 2010. Pulse agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unitholders and the $750,000 payment to the bank by UAHC were considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loan are not included in the $9.46 million purchase price listed above.

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

Business

Pulse Systems is a provider of contract manufacturing services to the medical device industry. In business since 1998, Pulse has developed an expertise in laser-based metal fabrication services, supplying precision components to customers developing products for use in a wide range of medical specialties, including cardiology, neurology, orthopedics, gynecology, ophthalmology and urology. For the twelve months ended June 30, 2013, approximately 73% of Pulse’s total revenue was related to products with cardiovascular applications. Components produced by Pulse Systems are used in medical device applications such as cardiovascular stents, heart valve replacements, arterial wound closures, spinal repairs, breast biopsies and brain aneurysm repairs.

Pulse Systems specializes in the following contract manufacturing services for the medical device industry:

•	Laser Cutting. Pulse’s core business is providing precision laser cutting of thin-wall metal tubes. For the twelve months ended June 30, 2013, laser cutting represented approximately 95% of Pulse’s total revenue. Pulse has expertise in processing a variety of medical-grade materials, such as stainless steel, certain nickel-titanium alloys known as “Nitinol”, precious metals such as platinum and gold (often used as radio-opaque location markers for implants), as well as tantalum and cobalt chromium. Pulse utilizes automated processing workstations which deliver precise amounts of laser energy to vaporize metal materials in the specific pattern required for the customer’s part. Laser processing has technical advantages over other conventional machining techniques in processing these thin, delicate materials.

•	Laser Welding. In addition to its laser cutting capabilities, Pulse provides customers with laser welding services for joining metal components into sub-assemblies. Pulse maintains a certified Class 10,000 (International Organization for Standardization (“ISO”) Class 7) cleanroom for its sub-assembly work. Similar to laser cutting, laser welding is performed by highly accurate computer-controlled equipment and is advantageous for use in medical device manufacturing because of its precision. From a biocompatibility and cleanliness perspective, the medical-grade materials of the components themselves are melted by the laser energy to form the weld, so no that additional materials or contaminants are introduced to the finished product.

•	CNC Machining. During fiscal year 2013, Pulse Systems added capabilities in CNC Machining to its array of contract manufacturing services for the medical device industry. In addition to its well-established capabilities in precision laser services and implant manufacturing, Pulse Systems now offers precision CNC machining of small custom components for medical devices. The Company’s newly-acquired CNC machining equipment is capable of a variety of operations, including milling, turning, boring, and drilling of very small features on a range of biocompatible materials. In addition to machining solid metal materials such as stainless steel, Nitinol, and titanium, this equipment is also capable of handling tubular or cannulated starting materials. This wide range of machining capability was designed to leverage Pulse Systems’ existing skills in laser machining and laser welding to provide medical device manufacturers with turn-key, ISO-certified sub-assembly services.

•	Nitinol Processing. Pulse has developed particular expertise in Nitinol heat-treating techniques, which enable medical device developers to utilize the shape-memory properties of the Nitinol material. In heat-treating Nitinol, components are formed into a desired shape in a fixture, then exposed to a precise transition temperature for a specific amount of time. Heat-treated Nitinol components will retain their desired shape while maintaining flexibility of the spring-like material. This process is referred to as “shape-setting”. Nitinol is often used in the design of catheter-delivered implants which can assume a desired shape when deployed inside the body.

•	Surface Treatments. Pulse offers an array of surface treatment options for medical device manufacturers to meet specific design requirements:

o	Electropolishing. Using electrical energy to remove precise amounts of material from metal parts, electropolishing produces bright, clean surfaces, and provides the corrosion resistance required for long-term metallic implants.

o	Passivation. For certain materials, especially stainless steel, chemical passivation techniques are used to provide corrosion resistance.

o	Grit-blasting. In situations where roughened surfaces are desired, such as for bonding or overmolding, parts are blasted with a stream of pressurized air carrying fine particles of aluminum oxide grit to produce the required surface roughness.

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

For the twelve months ended June 30, 2013, Pulse Systems provided contract manufacturing services to 106 medical device customers, with approximately 61% of revenue arising from customers located in the San Francisco Bay Area. For the twelve-months ended June 30, 2013, 2012 and 2011 Pulse’s largest customer accounted for approximately 43%, 37% and 41% of its total revenue, respectively, and its second largest customer accounted for approximately 14%, 15% and 12% of its total revenue, respectively. For the twelve months ended June 30, 2013, the ten largest customers accounted for 81% of Pulse’s total revenue. Although such customers represent a significant portion of Pulse’s business, we do not believe the company is substantially dependent on any one customer.

Pulse does not have any long-term contracts with its customers. Although we obtain firm purchase orders from customers, such customers do not typically make firm orders for delivery more than 120 days in advance. In addition, such customers may reschedule or cancel firm orders on short notice in accordance with contractual terms. While firm purchase orders remain our best predictor of future shipments in the near term, we do not believe that the backlog of sales at any point time is a meaningful measure of future long-term sales. As of June 30, 2013, we had a sales backlog of approximately $2.46 million.

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

Employees

As of June 30, 2013, the Company had 31 full-time employees, including 30 full-time employees of Pulse. The Company’s employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

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

Our revenue and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the twelve months ended June 30, 2013, Pulse’s two largest and ten largest customers accounted for approximately 57% and 81%, respectively, of Pulse’s total revenue. In addition, for the twelve months ended June 30, 2013 approximately 61% of Pulse’s revenue related to customers located in the San Francisco Bay Area. We are likely to continue to experience a high degree of customer concentration. The loss or a significant reduction of business from any of our major customers or from customers in the San Francisco Bay Area would adversely affect our results of operations.

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

The market for outsourced manufacturing services to the medical device industry is very competitive and includes seven companies that account for approximately 49% of the approximately $1 billion market, with thousands of companies accounting for the remaining market share. As more medical device companies seek to outsource more of the prototyping and manufacturing of their products, we will face increasing competitive pressures to grow our business in order to maintain our competitive position, and we may encounter competition from and lose customers to other companies with technological and manufacturing capabilities similar to or better than ours. Some of our potential competitors have greater name recognition, greater operating revenues, larger customer bases, longer customer relationships and greater financial, technical, personnel and marketing resources than we have. Further, we believe that there are few barriers to enter into many of our product markets. As a result, we have experienced, and may continue to experience, competition from new manufacturers. When new manufacturers enter the market or existing manufacturers increase capacity, they frequently reduce prices to achieve increased market share.

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

As of June 30, 2013, goodwill of approximately $10.2 million represented 64% of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. We could be required to recognize reductions in our earnings caused by the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

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

U.S. generally accepted accounting principles (“GAAP”) and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, or the adoption of new pronouncements could significantly affect our stated results of operations.

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

In March 2010, President Obama signed both the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, commonly referred to together as the “ACA”. This legislation enacts comprehensive changes to the U.S. health care system, components of which will be phased in at various stages over the next eight years. The legislation also imposes a franchise tax or premium excise tax of $8 billion starting in 2014, with increasing annual amounts thereafter. Such assessment may not be deductible for income tax purposes.

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

John M. Fife, who is our President, Chief Executive Officer, and Chairman of the Board of Directors, is also our largest beneficial shareholder, because he beneficially owns, through his affiliates St. George Investments, LLC, and Chicago Venture Partners, 53% of our outstanding shares of common stock. We expect to remain dependent on our largest shareholder as our primary, and possibly only, source of financing during rest of the current fiscal year. Loan covenants under the credit facility of our subsidiary, Pulse Systems, LLC, prohibit it from distributing any cash from its operations to us, except for tax distributions.

Our largest shareholder has purchased the preferred units in Pulse Systems and would benefit from Pulse Systems’ failure to make redemption payments.

On June 18, 2010, Pulse Systems Corporation and Pulse Systems, LLC entered into a Redemption Agreement, whereby Pulse Systems, LLC agreed to redeem all of its preferred units over a two-year period for an aggregate redemption price of $3.9 million, which consists $1.75 million that was paid on or around June 18, 2010, 22 monthly installments of $40,000 starting August 31, 2010, and a final payment of $1.36 million due in June 2012. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. Under the Redemption Agreement, Pulse Systems was obligated to redeem its preferred units from St. George by making the remaining redemption payments in the amount of $40,000 each month through May 2012 and a final payment of $1.36 million in June 2012. On January 1, 2012, Pulse Systems was in default, and remains in default, of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the June 30, 2013 and 2012 consolidated balance sheets at a value of approximately $2.9 million and $2.5 million, respectively. The $0.4 million and $0.9 million impact of the default of the Redemption Agreement has been reflected in the years ended June 30, 2013 and 2012 consolidated statements of operations.

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

Mr. Fife, who is our largest beneficial shareholder, owning (through his affiliates) 53% of the outstanding shares of our common stock, has the ability to have a significant influence on the election of our Board of Directors and the outcome of corporate actions requiring shareholder approval, including dividend policy, mergers, share capital increases, going-private transactions, the sale of Pulse Systems, LLC, and other extraordinary transactions. The investment time horizon and financial incentives for Mr. Fife may differ from those of other shareholders. For example, as a result of a previous transaction with the Company, Mr. Fife’s affiliates have the right to put all of their shares of the Company’s common stock to the Company at $1.26 per share at any time between October 1, 2013 and March 30, 2014. (See “MD&A – Liquidity and Capital Resources – Source of Liquidity.”)

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

The trading price of our common stock has been, and may continue to be, volatile. From July 1, 2012 to June 30, 2013, the trading price of our stock has ranged from $0.00 to $0.07. We believe this volatility is due to, among other things, recent financial performance, current expectations of our future financial performance, delisting from the Nasdaq Capital Market and the volatility of the stock market in general.

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

ITEM 2. PROPERTIES

The principal offices of the Company are located at 303 East Wacker Drive, Suite 1200, Chicago, Illinois, where it shares approximately 1,000 square feet of office space with Chicago Venture Partners LP, an affiliate of John M. Fife, the Company’s Chairman, President and Chief Executive Officer. Pulse leases approximately 18,000 square feet of office and manufacturing space in Concord, California. The Company believes that its current facilities provide sufficient space suitable for all of its activities and sufficient other space will be available on reasonable terms, if needed.

ITEM 3. LEGAL PROCEEDINGS

As part of the 2004 purchase of Pulse Systems by Chicago Venture Partners, Grayson Beck and John Gill signed non-compete agreements for eight years ending on June 1, 2012 (California law governing). As part of the June 18, 2010 sale of Pulse Systems LLC to UAHC and the pre-payment of a portion of the preferred stock held by Pulse Corp; Grayson Beck and John Gill extended the 2004 non-compete by one year to 2013. Additionally, as part of the June 18, 2010 sale of the Pulse LLC membership interest to UAHC, (Michigan law governing), Vince Barletta, Demian Backs and Pulse Corp signed new five year non-compete agreements ending June 17, 2015.

On July 29, 2013, Pulse filed a lawsuit against Aduro Laser (“Aduro”), Grayson Beck (“Beck”), Demian Backs (Back’s), and Vince Barletta and obtained a Temporary Restraining Order against misappropriation, transfer, or use of Pulse's confidential information. The Order also required a thorough evidence preservation process whereby Aduro's computer systems and Backs's and Beck's personal computers were forensically preserved and imaged.

On August 19, 2013, UAHC filed a separate lawsuit against Backs and Barletta (signatories to the 2010 UAHC transaction) in Michigan federal court alleging breach of their contractual agreements to keep confidential information and to not compete for Pulse's customers.

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

	2013 Sales Price		2012 Sales Price
Fiscal Quarter	High	Low	High	Low
First	$0.02	$0.00	$0.18	$0.05
Second	$0.03	$0.00	$0.06	$0.01
Third	$0.07	$0.01	$0.03	$0.01
Fourth	$0.06	$0.02	$0.03	$0.01

As of September 23, 2012, the high and low bid quotations on the OTCQB were $0.10 and $0.13 per share, respectively. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

As of September 23, 2012, there were approximately 93 shareholders of record of the Company. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other persons or entities.

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

The discontinuance of the TennCare and Medicare contracts have had a material adverse effect on the Company’s operations, earnings, financial condition and cash flows in fiscal 2010 .

Acquisition of Pulse Systems, LLC

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. See Note 6 to the Notes to the Consolidated Financial Statements for additional discussion of the purchase terms.

Review of Consolidated Results of Operations – Fiscal 2013 Compared to Fiscal 2012

Total operating revenues increased $1.7 million or 25% to $8.5 million for the fiscal year ended June 30, 2013 compared to $6.8 million for the fiscal year ended June 30, 2012. The increase in operating revenue was primarily due to increased in customer orders.

Total operating expenses increased by $0.8 million or 12% to $7.5 million for the fiscal year ended June 30, 2013 compared to $6.7 million for the prior fiscal year. The increase in total operating expenses was primarily the result of the increase in operating revenues.

Cost of contract manufacturing services increased $1.0 million or 25% to $4.9 million for the fiscal year ended June 30, 2013 compared to $3.9 million for the fiscal year ended June 30, 2012. The increase in cost of contract manufacturing services was primarily due to increase in revenues.

General and administrative expenses were $2.7 million for the fiscal year ended June 30, 2013, as compared with $2.8 million for the prior fiscal year, a decrease of $0.1 million. The decrease was principally due to reduced corporate overhead costs, including salaries and legal fees.

Income from continuing operations before income taxes was $0.5 million for the fiscal year ended June 30, 2013 compared to loss from continuing operations before income taxes of $1.9 million for the fiscal year ended June 30, 2012.

Income tax expense was $43,000 for the fiscal year ended June 30, 2013 compared to income tax expense of $31,000 for the prior fiscal year. The Company's effective tax rate for the fiscal year ended June 30, 2013 differs from the statutory rate primarily due to the change in the valuation allowance. The Company established its deferred tax asset valuation allowance due to uncertainties in its expected utilization.

Income from discontinued operations before income taxes was $104,000 or $0.01 per basic share for the year ended June 30, 2013, compared to income from discontinued operations before income taxes of $53,000, or $0.00 per basic share for the fiscal year ended June 30, 2012. Income from discontinued operations was primarily due to claim refunds received during fiscal 2013. As described in Note 12 to the Consolidated Financial Statements, the Medicare operations were reclassified to discontinued operations.

Net income was $537,000, or $0.05 per basic share, for the fiscal year ended June 30, 2013 compared to net loss of $1.9 million, or (0.16) per basic share, for the fiscal year ended June 30, 2012.

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

Liquidity and Capital Resources

Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and to fund planned capital spending and other commitments and contingencies. The Company's ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at their present interest rates and other terms. The Company expects that it will require additional capital within the next 6 months. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during fiscal 2014. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in significant dilution of the Company’s existing shareholders.

The Company had a working capital deficiency of $8.4 million. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which related to a revolving loan and a term loan. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems. Under the Loan Agreement, the maximum loan amount under the revolving loan is $0.5 million and $2.0 million under the term loan with a maturity date of January 31, 2014. The Loan Agreement requires $167,667 quarterly principal payments due through December 31, 2013 and a final balloon payment of $1,000,000 on January 31, 2014.

The Loan Agreement contains financial covenants. On May 29, 2013, the Company reported to Fifth Third that the Company had failed to meet a financial covenant against capital expenditures in excess of $200,000 for the period between July 1, 2012, through June 30, 2013, and that such failure had continued for more than 30 days. Pulse System’s failure to cure its breach, continuing for a period of more than 30 days, of the Loan Agreement thus constituted an Event of Default under the Note. Management has not been able to obtain a waiver of this covenant default from the lender.

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

At June 30, 2013, the Company had (i) cash and cash equivalents of $70,000, compared to $215,000 at June 30, 2012; (ii) negative working capital of ($8.4) million, compared to negative working capital of ($10.2) million at June 30, 2012; and (iii) a current assets-to-current liabilities ratio of 0.19 to 1 at June 30, 2013, compared to 0.12 to 1 at June 30, 2012.

Net cash provided by operating activities was $0.9 million in fiscal 2013 compared to net cash provided by operating activities of $0.5 million in fiscal 2012. Cash used in investing activities of $0.7 million was due to the purchase of equipment. Net cash used in financing activities was $0.4 million was primarily due to debt payments of $2.8 million offset by additional debt borrowings of $2.5 million. The net decrease in total cash flow was $0.2 million for the fiscal year ended June 30, 2013, compared to a net decrease in cash flow of $1.3 million for the prior fiscal year.

The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010. If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of June 30, 2013, then the costs to the Company would be $10,916,319 and $3,123,095, respectively. The put exercise period runs from October 1, 2013, through March 30, 2014. St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, Chief Executive Officer and President. For further details, see Note 16 to the Financial Statements accompanying this report.

The Company’s wholly owned subsidiary Pulse Systems LLC was obligated under the Redemption Agreement with the holder of its preferred units to redeem the preferred units by making monthly payments in the amount of $40,000 through May 2012 and a final payment of $1,360,000 in June 2012. Pulse Systems was dependent on funds from the Company to make these redemption payments. Failure to make any of the redemption payments would result in the increase of the redemption price for its preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments, a related party, purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.

On January 1, 2012, Pulse Systems was in default, and remains in default, of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the June 30, 2013 and 2012 consolidated balance sheets at a value of approximately $2.9 million and $2.5 million, respectively. The $0.4 million and $0.9 million impact of the default of the Redemption Agreement has been reflected in the years ended June 30, 2013 and 2012 consolidated statements of operations.

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

On May 16, 2012, the Company issued a Promissory Note (the “Fourth Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $75,000 made by St. George to the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 2012, the Audit Committee of the Board of Directors of the Company approved the dismissal of UHY LLP (“UHY”) as our independent auditor.

Through UHY’s dismissal on January 27, 2012, there was: (i) no disagreement with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the subject matter of the disagreement in connection with its report, and (ii) no reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss UHY as our independent auditor, the Company appointed Bravos & Associates CPAs (“Bravos”) as our independent auditor.

Through the date hereof, neither the Company nor anyone acting on its behalf consulted Bravos with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Bravos concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event as described in Item 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on such assessment, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2013 based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended June 30, 2013 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 25, 2013, St. George elected to convert $24,208.80 of the outstanding balance of the Fifth Promissory Note at the conversion price of $0.004323 per share, whereupon the Company issued 5,600,000 shares of its Common Stock to St. George.

On June 25, 2013, Dove elected to convert $3,782.62 of the outstanding balance of the Sixth Promissory Note at the conversion price of $0.004323 per share, whereupon the Company issued 875,000 shares of its Common Stock to Dove.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive offices of the Company as of September 23, 2013. Under the Company’s Amended and Restated Amended and Restated Bylaws, at least three of the Company’s directors must not be officers or employees of the Company or its subsidiaries.

Name	Age	Title	Term Ending
John M. Fife	52	Chairman, President and Chief Executive Officer	2014
William C. Brooks	80	Director	2013
Scott Leece	37	Director	2014
Karl Fife	44	Director	2014
Tom A. Goss	67	Director	2012*
Emmet S. Moten, Jr.	69	Director	2012*
Herbert J. Bellucci	63	President, Secretary and Chief Executive Officer of Pulse Systems, LLC, Director	2013
Ronald E. Hall, Sr.	70	Director	2013
Richard M. Brown, D.O.	78	Director	2013
John T. Woolley	29	Director	2014
Robert T. Sullivan	66	Chief Financial Officer, Secretary and Treasurer	N/A

*Term extended until the 2013 Shareholders' Meeting.

John M. Fife has served as the President and Chief Executive Officer of the Company since November 2010 and Chairman of the Board since October 2010. Mr. Fife has served as President of Chicago Venture Management, Inc. since 1998. CVM, Inc. is the manager of Chicago Venture Management, LLC, which is the general partner of Chicago Venture Partners, L.P., a private equity fund based in Chicago, Illinois. Mr. Fife also has served as President and Chief Executive Officer of ISP Holdings, Inc., an internet service provider formed in June 2001 and MStar.net, LLC, since 2010 and the President of Utah Resources International, Inc., a Utah-based real estate and oil & gas investment company, since 1996. Mr. Fife also has served as Chairman of Typenex Medical, LLC, a manufacturer of bands for patient identification in connection with blood transfusions, since 2004 and a board member of Strategix Performance, Inc., since 2004, all of which are portfolio companies of Chicago Venture Partners, L.P. Mr. Fife holds an MBA from Harvard Business School.

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

Karl Fife has served as a director since 2011. He has been the Chief Technology Officer of Chicago Venture Partners, L.P., a venture capital fund with a broad range of investments in medical devices, software, manufacturing and public equity markets since 2002. Karl Fife served as a member of the board of directors of UAHC’s subsidiary Pulse Systems.

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

John T. Woolley has served as a Director of the Company since 2012. Mr. Woolley is a consultant with The Boston Consulting Group in Chicago, Illinois since 2011. He also co-founded Un Futoro Seguro in 2006. Mr. Woolley holds a Bachelors of Arts in Economics and Public Policy and a Masters of Business Administration from Stanford University Graduate School of Business.

Robert T. Sullivan has served as Chief Financial Officer and Treasurer of the Company since November 2010. Mr. Sullivan became Secretary of the Company in September 2011. Mr. Sullivan has been Chief Financial Officer of Pulse Systems, LLC since 2010. Mr. Sullivan has been the Chief Financial Officer of Chicago Venture Partners, L.P. since 2002. Previously, Mr. Sullivan held a number of finance-related positions, including Treasurer at Evangelical Health Systems (now Advocate Health). Mr. Sullivan holds a bachelor degree from Roosevelt University in Chicago and an Masters of Business Administration from the University of Chicago.

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

The table below sets forth the membership in fiscal 2013 (and as of the date hereof):

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

Director Compensation

The compensation program for non-employee directors is intended to encourage directors to continue Board service, to further align the interests of the Board and shareholders and to attract new directors with outstanding qualifications. Directors who are employees of the Company do not receive any additional compensation for Board service. All directors are reimbursed for expenses reasonably incurred in connection with Board service. There was no compensation paid to directors during fiscal 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation earned by the named executive officers during the years shown below.

			All Other
Name and	Fiscal	Salary	Compensation	Total
Principal Position	Year	($)	($)	($)

John M. Fife	2013	$—	$—	$—
President and CEO	2012	$—	$—	$—

Robert T. Sullivan	2013	$—	$—	$—
Chief Financial Officer and Treasurer	2012	$—	$—	$—

Herbert J. Bellucci	2013	$225,000	$70,875	$295,875
President and Chief Executive Office of Pulse Systems, LLC	2012	$225,000	$39,375	$264,375

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

Outstanding Equity Awards at June 30, 2013

Mr. Fife, Mr. Sullivan and Mr. Bellucci do not have any outstanding option awards as of such date. There are no unvested or unearned stock awards held by named executive officers as of June 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the common stock as of September 23, 2013 with respect to (i) each director, nominee and named executive officer, (ii) all of the directors, nominees and executive officers as a group, and (iii) to the Company’s knowledge, each beneficial owner of more than 5% of the outstanding common stock (including their respective address). Unless otherwise indicated, each owner (1) holds such shares directly and (2) has sole voting and investment powers with respect to the shares listed below. The percentage of common stock owned is based on 18,292,766 shares of common stock outstanding as of September 23, 2013.

Name (and Address) of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
John M. Fife	9,732,304	(2)	53%
Richard M. Brown, D.O.	541,136	(3)	3%
William C. Brooks	249,717		*
Ronald E. Hall, Sr.	157,278		*
Tom A. Goss	155,030		*
Herbert J. Bellucci	153,000		*
Emmett S. Moten, Jr.	136,099		*
Scott Leece	—		*
Karl Fife	—		*
John T. Woolley	—		*
Robert T. Sullivan	—		*
Directors and Executive Officers as a group (10 persons)	11,124,564		61%
The Dove Foundation	2,478,647	(4)	14%
c/o James M. Delahunt, Esq.
5812 S. Homan Avenue
Chicago, Illinois 60629
John M. Fife and related persons	9,732,304	(2)	53%
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

* Less than 1%

1)	Includes the following number of shares of common stock subject to options exercisable within 60 days of September 23, 2013: Mr. Brooks, 198,500; Mr. Goss, 101,000; Dr. Brown, 116,000; Mr. Hall, 116,000; and Mr. Moten, 101,000.

2)	Based on Schedule 13D/A filed with the SEC on July 9, 2013 by John M. Fife, Fife Trading, Inc., St. George Investments, LLC, Chicago Venture Partners, L.P., Chicago Venture Management, L.L.C. and CVM, Inc. Mr. Fife may be deemed to beneficially own, in the aggregate, 9,732,304 shares. Fife Trading, Inc and St. George Investments, LLC has shared voting power and shared dispositive power with regard to 8,663,745 shares. Chicago Venture Partners, L.P., Chicago Venture Management, L.L.C. and CVM, Inc. have shared voting power and shared dispositive power with regard to 1,068,559 shares. John M. Fife is the president of CVM, Inc., which is the manager of Chicago Venture Management, L.L.C. Chicago Venture Management, L.L.C. is the general partner of Chicago Venture Partners, L.P., a private equity fund based in Chicago, Illinois. Mr. Fife is also the President of Fife Trading, Inc., which is the manager of St. George Investments, LLC. John M. Fife beneficially owns approximately 53% of the Company’s common stock.

3)	Includes 364,858 shares held indirectly, as trustee of the Richard M. Brown, D.O. Revocable Trust u/a/d 1/18/74.

4)	Based on Schedule 13D filed with the SEC on July 9, 2013 by The Dove Foundation relating to shares sold by St. George Investments, LLC to The Dove Foundation.

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

Related Person Transactions Since July 1, 2012

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

On June 25, 2013, St. George elected to convert $24,208.80 of the outstanding balance of the Note at the conversion price of $0.004323 per share, whereupon the Company issued 5,600,000 shares of Common Stock to St. George.

On June 25, 2013, Dove elected to convert $3,782.62 of the outstanding balance of the Sixth Promissory Note at the conversion price of $0.004323 per share, whereupon the Company issued 875,000 shares of its Common Stock to Dove.

For further details regarding related-person transactions, see Note 8 to the Financial Statements accompanying this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Dismissal of Previous Independent Registered Public Accounting Firm

On January 27, 2012, the Audit Committee of the Board of Directors of the Company approved the dismissal of UHY LLP (“UHY”) as our independent auditor.

Through UHY’s dismissal on January 27, 2012, there was: (i) no disagreement with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of UHY, would have caused UHY to make reference to the subject matter of the disagreement in connection with its report, and (ii) no reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

On January 27, 2012, the Company appointed Bravos & Associates (“Bravos”) as our independent auditor.

Through the date hereof, neither the Company nor anyone acting on its behalf consulted Bravos with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Bravos concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event as described in Item 304(a)(1)(iv) or (v), respectively, of Regulation S-K.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Finance and Audit Committee’s charter affirms its responsibility to approve in advance audit and non-audit services to be performed by our independent registered public accounting firm. In accordance with Section 10A(i) of the Exchange Act, before UHY LLP and or Bravos was engaged by us to render audit or non-audit services, the engagement is approved by our Finance and Audit Committee. All of the audit-related, tax and other services described in the table above were approved by the Finance and Audit Committee pursuant to Rule 2-01c (7) of Regulation S-X.

Fees of the Independent Registered Public Accounting Firm

The following table sets forth the fees the Company was billed for audit and other services provided by UHY LLP in fiscal 2012 and audit services provided by Bravos in fiscal 2013 and 2012. All of such services were approved in conformity with the pre-approval policies and procedures described above. The Finance and Audit Committee, based on its reviews and discussions with management and UHY LLP and Bravos noted above, determined that the provision of these services was compatible with maintaining UHY LLP’s and Bravos' independence.

	Fiscal 2013	Fiscal 2012
Audit Fees	$29,650	$62,565
Tax Fees	—	30,480
Total Fees	$29,650	$93,045

Audit Fees. Audit fees include services rendering in reviewing quarterly financial information and auditing our annual consolidated financial statements for fiscal 2013.

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

Dated: October 15, 2013
/s/ John M. Fife
John M. Fife
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each as of October 15, 2013.

Signature	Capacity
/s/ JOHN M. FIFE	Chairman, President and Chief Executive Officer
John M. Fife	(Principal Executive Officer)
/s/ ROBERT T. SULLIVAN	Chief Financial Officer, Secretary and Treasurer
Robert T. Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ EMMETT S. MOTEN, JR.	Director
Emmett S. Moten, Jr.

/s/ WILLIAM C. BROOKS	Director
William C. Brooks

/s/ TOM A. GOSS	Director
Tom A. Goss

/s/ RICHARD M. BROWN, D.O.	Director
Richard M. Brown, D.O.

/s/ KARL FIFE	Director
Karl Fife

/s/ RONALD E. HALL, SR.	Director
Ronald E. Hall, Sr.

/s/ HERBERT J. BELLUCCI	Director
Herbert J. Bellucci

/s/ SCOTT LEECE	Director
Scott Leece

/s/ John T. Woolley	Director
John T. Woolley

Bravos & Associates
Certified Public Accountants
324 Ridgewood Drive
Bloomingdale, Illinois 60108
(630) 893 - 6753
Fax (630) 893-7296 Email: Bravostw@Comcast.net

Report of Independent Registered Public Accounting Firm

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had a working capital deficiency of $8.4 million. As discussed in Note 2 to the consolidated financial statements, the Company’s liabilities and working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bravos & Associates, CPA’s
Bloomingdale, Illinois
September 20, 2013

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$70	$215
Accounts receivable - trade, net	1,163	883
Inventories	578	228
Prepaid expenses and other	118	118
Total current assets	1,929	1,444

Goodwill	10,228	10,228
Property and equipment, net	1,795	1,373
Other intangibles, net	1,629	2,062
Other assets	242	459
Total assets	$15,823	$15,566

Liabilities and Shareholders’ Equity
Current liabilities
Put obligation on common stock	$5,694	$5,694
Redeemable preferred member units of subsidiary, current portion and net of discount	2,915	2,553
Long-term debt, current portion and net of discount	961	2,370
Accounts payable	414	340
Accrued expenses	270	550
Other current liabilities	32	96
Total current liabilities	10,286	11,603

Long-term debt, less current portion	2,184	1,125
Deferred tax liability	301	301
Capital lease obligation, less current portion	—	8
Interest rate swap obligation, at fair value	6	32
Liabilities of discontinued operations	—	16
Total liabilities	12,777	13,085
Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 25,000,000 shares authorized; 18,292,766 and 11,817,766 shares issued and outstanding at June 30, 2013 and 2012, respectively	19,064	19,036
Additional paid-in capital	2,273	2,273
Accumulated deficit	(18,291)	(18,828)
Total shareholders’ equity	3,046	2,481
Total liabilities and shareholders’ equity	$15,823	$15,566

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	2013	2012

Contract Manufacturing Revenue	$8,489	$6,831

Operating Expenses
Costs of contract manufacturing services	4,865	3,923
Marketing, general and administrative	2,643	2,769
Provision for legal settlement	—	—
Total operating expenses	7,508	6,692
Operating income (loss)	981	139
Interest and other expense, net	(143)	(518)
Change in value of preferred redemption units	(362)	(993)
Change in fair value of put obligation	—	(514)
Income (loss) from continuing operations, before income taxes	476	(1,886)
Income tax expense (benefit)	43	31
Net income (loss) from continuing operations	$433	$(1,917)

Discontinued Operations:
Income from discontinued operations, before income taxes	$104	$53
Income tax expense (benefit)	—	—
Net income from discontinued operations	104	53
Net income (loss)	$537	$(1,864)

Continuing Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$0.004	$(0.16)
Weighted average shares outstanding	11,906	11,818

Discontinued Operations:
Net income per common share – basic and diluted
Net income per common share	$0.01	$0.00
Weighted average shares outstanding	11,906	11,818

Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$0.05	$(0.15)
Weighted average shares outstanding	11,906	11,818

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accum.)	Accum. Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity
Balance at June 30, 2011	11,818	$19,036	$2,251	$(16,964)	$—	$4,323

Issuance of common stock	—	—	—	—	—	—
Stock based compensation	—	—	22	—	—	22
Comprehensive income:
Net loss	—	—	—	(1,864)	—	(1,864)
Total comprehensive loss					—	(1,864)
Balance at June 30, 2012	11,818	$19,036	$2,273	$(18,828)	$—	$2,481

Conversion of debt	6,475	28	—	—	—	28
Comprehensive income:
Net income	—	—	—	537	—	537
Total comprehensive income	—	—	—	—	—	537
Balance at June 30, 2013	18,293	19,064	2,273	(18,291)	—	3,046

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2013	2012
Operating Activities
Net income (loss)	$537	$(1,864)
Less: Net income from discontinued operations	104	53
Net income (loss) from continuing operations	433	(1,917)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	770	721
Stock based compensation	—	22
Amortization of debt discount	—	178
Change in fair value of interest rate swap	(25)	(31)
Discount on redeemable preferred units	362	993
Change in fair value of put obligation	—	514
Changes in assets and liabilities
Accounts receivable and other receivables	(280)	12
Inventories	(350)	51
Prepaid expenses and other assets	217	65
Accounts payable and accrued expenses	(207)	(62)
Reserve for legal settlement	—	—
Other current liabilities	(65)	(10)
Net cash provided by (used in) operating activities of continuing operations	855	536
Net cash provided by (used in) operating activities of discontinued operations	88	2
Net cash provided by (used in) operating activities	943	538

Investing Activities
Purchase of equipment	(652)	(765)
Proceeds from sale of marketable securities	—	—
Acquisition of Pulse Systems, LLC, net of cash acquired	—	—
Net cash provided by (used in) investing activities of continuing operations	(652)	(765)
Net cash provided by investing activities of discontinued operations	—	—
Net cash provided by (used in) investing activities	(652)	(765)

Financing Activities
Payments of long-term debt	(1,037)	(1,880)
Proceeds from line of credit	2,052	—
Payments of line of credit	(1,757)	—
Proceeds from debt borrowings	420	1,125
Redemption of preferred stock	—	(240)
Payment on capital lease obligations	(114)	(95)
Debt issuance costs	—	—
Net cash used in financing activities of continuing operations	(436)	(1,090)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(436)	(1,090)
Net decrease in cash and cash equivalents	(145)	(1,317)
Cash and cash equivalents at beginning of year	215	1,532
Cash and cash equivalents at end of year	$70	$215

	Year ended June 30,
	2013	2012

Supplemental disclosure of cash flow information:
Income taxes paid	$21	$124
Interest paid	$529	$322
Supplemental noncash financing activities:
Stock issued as part of acquisition of Pulse Systems, LLC	$—	$—
Stock issued upon conversion of debt and accrued interest	$28	$—

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

On June 18, 2010, UAHC acquired Pulse Systems, LLC (referred to as “Pulse Systems” or “Pulse” or “Pulse Sellers”) for consideration with a fair value of $8.6 million. With the acquisition of Pulse Systems, LLC on June 18, 2010, UAHC now provides contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation. The consolidated financial statements include the accounts of United American Healthcare Corporation, its wholly owned subsidiary, United American of Tennessee, Inc. (“UA-TN”) and its wholly owned subsidiary Pulse Systems, LLC. UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) (“UAHC-TN”) is a wholly owned subsidiary of UA-TN. All significant intercompany transactions and balances have been eliminated in consolidation.

b.	Use of Estimates. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant.

c.	Cash and Cash Equivalents. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

d.	Accounts Receivable – Trade, Net. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The Company determines the allowance for doubtful accounts by identifying trouble accounts and by using historical experience applied to an aging of accounts. The Company also determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $41,000 as of June 30, 2013 and 2012, respectively.

e.	Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures – 5 years; equipment – 7 years; and computer software – 3 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life. The Company uses accelerated methods for income tax purposes.

f.	Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There were no goodwill impairment charges recorded during fiscal years 2013, 2012 and 2011.

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

	Management Companies (1)	Contract Manufacturing Services (Pulse)(2)
June 30, 2011 balance	$—	$10,228
Fiscal 2012 changes	—	—
Fiscal 2012 impairment	—	—
June 30, 2012 balance	$—	$10,228
Fiscal 2013 changes	—	—
Fiscal 2013 impairment	—	—
June 30, 2013 balance	$—	$10,228

1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

g.	Long-Lived Assets. Long-lived assets are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are not impaired.

h.	Revenue Recognition. Contract manufacturing service revenue is recognized when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable, which generally occurs at shipment.

i.	Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets and liabilities to the amount expected to be realized. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the period.

j.	Earnings (Loss) Per Share. Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options and warrants. For the years ended June 30, 2012 and 2011, the Company had outstanding stock options and warrants which were not included in the computation of net loss per share because the shares would be anti-dilutive due to the net loss each period.

k.	Segment Information. The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Financial information is reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

l.	Inventories. Inventories are valued at the lower of cost, on a first-in, first- out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at June 30, 2013 and 2012, (in thousands):

	2013	2012
Raw materials	$213	$61
Work in process	327	143
Finished goods	38	24
Inventories	$578	$228

m.	Other Intangibles. Intangible assets are amortized over their estimated useful lives using the straight-line method.

The following is a summary of intangible assets subject to amortization as of June 30, 2013 and 2012, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	2013	2012
Customer list	$2,927	$2,927
Less: accumulated amortization	(1,298)	(865)
Intangible assets, net	$1,629	$2,062

Amortization expense was $433,000 for fiscal year 2013 and 2012, respectively. Amortization expense for the next five fiscal years is as follows (in thousands):

2013	$432
2014	432
2015	432
2016	333
$1,629

n.	Shipping and Handling. Shipping and handling costs are included in cost of goods sold.

o.	Reclassifications. Certain items in the prior periods consolidated financial statements have been reclassified to conform to the June 30, 2013 presentation.

p.	Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had a working capital deficiency of $8.4 million. As a result, the Company could go into default on certain long-term debt arrangements or on the redeemable preferred units of Pulse Systems, LLC. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern. In order to provide the Company with the ability to continue its operations:, the Company’s Management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance its debts or other obligations, or fund capital expenditures or acquisitions, the Company will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings.

NOTE 3 – FAIR VALUE

To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value on a recurring basis in the Consolidated Balance Sheet as of June 30, 2013 and 2012:

2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap	$—	$6	$—	$6
Put obligation on common stock	$—	$5,694	$—	$5,694

2012
Liabilities
Interest rate swap	$—	$32	$—	$32
Put obligation on common stock	$—	$5,694	$—	$5,694

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable. As interest rates change, the differential paid or received is recognized in interest expense for the period. In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period. The fair value of the interest rate swap was determined to be $6,000 using inputs other than quoted prices in active markets. The fixed interest rate of the interest rate swap is 4.78%. The Company has not designated this interest rate swap for hedge accounting.

As of June 30, 2013, the aggregate notional amount of the swap agreement was $0.9 million, which will mature on March 31, 2014. The notional amount of the swap will decrease by $0.3 million each quarter. The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreement. The interest rate swap is classified within level 2 of the fair market measurements. The total gain included in earnings attributable to the change in fair value of the interest rate swap was $25,182 and $30,690 for the years ended June 30, 2013 and 2012, respectively.

NOTE 4 - CONCENTRATION OF RISK

Pulse Systems provided contract manufacturing services to 106 medical device customers, with approximately 61% of revenue arising from customers located in the San Francisco Bay Area. For the twelve-months ended June 30, 2013 Pulse’s two largest customers accounted for approximately 57% of its total revenue and the ten largest customers accounted for 81% of Pulse’s total revenue. Pulse was acquired late in fiscal 2010.

The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits. Management has deemed this as a normal business risk.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at each June 30 consists of the following (in thousands):

	2013	2012
Machinery and equipment	$2,008	$1,329
Furniture and fixtures	613	569
Computer software	107	70
	2,728	1,968
Less accumulated depreciation and amortization	(933)	(595)
	$1,795	$1,373

Depreciation expense for each of the years ended June 30, 2013 and, 2012 was $338,000, $285,000, respectively.

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

NOTE 7 – INCOME TAXES

The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of June 30, 2013 and 2012. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2013. The Company has no interest or penalties relating to income taxes recognized in the consolidated statement of operations for the years ended June 30, 2013 and 2012 or in the consolidated balance sheet as of June 30, 2013 and 2012. The Company’s tax returns for fiscal 2009 and later remain subject to examination by the Internal Revenue Service and the respective states.

The components of income tax expense (benefit) from continuing operations for each year ended June 30 are as follows (in thousands):

	2013	2012

Current expense (benefit)	$43	$31
Deferred expense (benefit)	283	(523)
Change in valuation allowance	(283)	523
Income tax expense (benefit)	$43	$31

A reconciliation of the provision for income taxes from continuing operations for each year ended June 30 is as follows (in thousands):

	2013	2012

Income tax benefit at the statutory tax rate	$155	$(642)
State and city income tax, net of federal effect	21	13
Permanent differences	126	136
Change in valuation allowance	(283)	523
Other, net	24	1
Income tax expense (benefit)	$43	$31

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

Components of the Company’s deferred tax assets and liabilities at each year ended June 30 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Accrued compensation	$27	$45
Net operating loss carryforward of consolidated losses	8,681	8,999
Capital loss carryforward	1,350	1,350
Alternative minimum tax credit carryforward	735	735
Stock based compensation	595	595
Property and equipment	53	—
Total deferred tax assets	11,441	11,724
Deferred tax liability – investment basis difference	(334)	(334)
Net deferred tax asset	11,107	11,390
Valuation allowance	(11,408)	(11,691)
Net deferred tax liability	$(301)	$(301)

As of June 30, 2013, the net operating loss carry forward for federal income tax purposes was approximately $25.5 million and expires beginning 2023.

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

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) to St. George, an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer, in exchange for a loan in the amount of $400,000 made by St. George to the Company. See Note 10 “Notes Payable” for additional discussion of the Promissory Note.

December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. See Note 10 “Notes Payable” for additional discussion of the Second Promissory Note.

On February 9, 2012, the Company issued a Promissory Note (the “Third Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company. See Note10 “Notes Payable” for additional discussion of the Third Promissory Note.

On May 16, 2012, the Company issued a Promissory Note (the "Fourth Promissory Note") in favor of St. George in exchange for a loan in the amount of $75,000 made by St. George to the Company. See Note 10 “Notes Payable” for additional discussion of the Fourth Promissory Note.

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

On June 25 2013, the Company issued 5,600,000 to St. George, at a price of $0.004323 per share, representing $24,208.80 of the outstanding balance of the Fifth Promissory Note. In addition, the Company issued 875,000 shares of its common shares to Dove Foundation, a related party, in lieu of cash, at a price of $0.004323 per share, representing $3,782.63 of the outstanding balance of the Sixth Promissory Note. See Note 6 "Notes Payable" for additional discussion.

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

In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company’s Board of Directors (the “Board”) in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company was payable from the proceeds of the sale of artwork owned by the Company. Additionally, the Company’s payment obligation was due and payable upon the occurrence of the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012. The Company was unable to make the payment as required. As of June 30, 2013, the obligation is recorded in accrued expenses on the Consolidated Balance Sheet.

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

On November 14, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with various parties (collectively, the “Parties”), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership (“STEP”), Bruce R. Galloway (“Galloway”), St. George Investments, LLC, an Illinois limited liability company (“St. George”), John M. Fife (“Fife”), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President. Under the Settlement Agreement, the Company paid $125,410 to STEP on November 14, 2012. The Company also agreed to assign to STEP the rights to the sale proceeds of certain artwork with a value of $58,500, of which the first installment and second installment totaling $22,500 were paid on November 14, 2012. The Company also assigned to STEP the right to receive an aggregate amount of up to $41,500 in net proceeds from the sale of certain other artwork or from the release of money from an escrow account maintained with the State of Tennessee, whichever occurs first. In exchange for these payments and assignments, which total $225,410, STEP, Galloway and their affiliates have released UAHC from making the $225,410 payment required under the Reimbursement Agreement.

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). See Note 16 for additional discussion of the Standstill Agreement.

On January 10, 2013, registrant United American Healthcare Corporation (the "Company") entered into a Fourth Amendment to Voting and Standstill Agreement (the "Fourth Amendment") with St. George Investments, LLC, an Illinois limited liability company ("St. George"), and The Dove Foundation, an Illinois trust ("Dove").

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

Management Services Agreement

The Company paid $131,000 and $160,000 for fiscal 2013 and 2012, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for rent, insurance and utilities of shared office space.

NOTE 9 - BENEFITS, OPTION PLANS, WARRANTS AND SHARE BASED COMPENSATION

The Company offers a 401(k) retirement and savings plan that covers substantially all of its Pulse employees. Under this plan, the Company matches 100% of an employee’s contribution up to 3% of the employee’s salary, then 50% of an employee’s contribution on the next 2% of the employee’s salary. The Company offered a 401(k) retirement and savings plan that covered substantially all of its Michigan and Tennessee employees, which terminated on November 15, 2011. Expenses related to the 401(k) plans were $68,865 and $64,255 for the fiscal years ended June 30, 2013and 2012, respectively.

The Company’s Board of Directors did not received stock awards for 2013 and 2012. On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company’s shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by five years to August 6, 2013. On November 5, 2004 the Company’s shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 1,000,000 to 1,500,000 shares.

Information regarding the stock options outstanding at June 30, 2013 and 2012, are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
	Shares	Weighted average exercise price	Weighted Average remaining contractual life	Number of shares exercisable	Weighted average exercise price
Options outstanding at June 30, 2011	855	$3.68	3.79 years	832	$3.74
Granted	—	—	—	—	—
Vested	—	—	—	23	1.67
Exercised	—	—	—	—	—
Expired	(79)	—	—	(79)	—
Forfeited	(19)	1.67	—	(19)	1.67
Options Outstanding at June 30, 2012	757	$3.59	4.07 years	757	$3.59
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Exercised	—	—	—	—	—
Expired	—	—	—	—	—
Forfeited	—	—	—	—	—
Options outstanding at June 30, 2013	757	3.59	2.08 years	757	3.59

Options for 255,792 common shares were available for grant under the amended and restated 1998 Plan at the end of fiscal 2012.

In accordance with GAAP, the Company records compensation cost relating to share-based payment transactions in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. There was no stock option expense in 2013. The Company recorded stock option expense of $23,000 for fiscal, respectively.

The options have terms of 10.0 years and typically vest quarterly over 3 or 4 years. As of June 30, 2013, there is no future compensation expense to be related to these options. There were no grants in fiscal 2013 and 2012, and there were no exercises in fiscal 2013 and 2012.

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions used for previous grants, depending on the date of issuance:

Dividend yield	0%
Expected volatility	29% to 66%
Risk free interest rate	3.44% to 4.81%
Expected life	5.0 to 10.0 years

NOTE 10 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at June 30, 2013 and 2012 (in thousands):

	2013	2012
Notes payable to bank	$1,333	$2,370
Notes payable to related party	1,517	1,125
Revolving loan	295	—
Total debt	3,145	3,495
Less: current portion	(961)	(2,370)
Total long-term debt	$2,184	$1,125

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which $0.3 million outstanding as of June 30, 2013. There were no amounts outstanding as of June 30, 2012. In addition, a $2.0 million term loan, with a remaining balance of $1.3 million as of June 30, 2013 and $2.4 million as of June 30, 2012. The revolving loan matures January 31, 2014 and bears interest at LIBOR plus 3.75%. The term loan interest is payable monthly and as of June 30, 2013 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2013 and a final balloon payment of $1,000,000 on January 31, 2014. The term loan effective interest rate is 4.19% as of June 30, 2013. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. On May 29, 2013, the Company reported to Fifth Third that the Company had failed to meet a financial covenant against capital expenditures in excess of $200,000 for the period between July 1, 2012, through June 20, 2013, and that such failure had continued for more than 30 days. Pulse System’s failure to cure its breach, continuing for a period of more than 30 days, of the Loan Agreement thus constituted an Event of Default under the Note. Management has not been able to obtain a waiver of this covenant default from the lender.

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

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) to St. George, an affiliate of John M. Fife, who is the Company’s Chairman, President and Chief Executive Officer, in exchange for a loan in the amount of $400,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Promissory Note accrued at an annual rate of 10%. Principal and interest payments were due at the maturity date of December 31, 2014, or if the Company were to sell substantially all of its assets before then. However, the Company can pay, without penalty, the Convertible Note before maturity. In the case of default, St. George can convert all or part of the principal amount and the unpaid interest into newly issued shares of the Company’s common stock. The initial conversion price was $0.0447 per share.

On December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes. Interest on the Second Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Second Promissory Note are due until the Second Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Second Promissory Note), the holder of the Second Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Second Promissory Note into newly issued shares of common stock of the Company at an initial conversion price of $0.0226 per share.

On February 9, 2012, the Company issued a Promissory Note (the “Third Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $350,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes. Interest on the Third Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Third Promissory Note are due until the Third Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Third Promissory Note), the holder of the Third Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Third Promissory Note into newly issued shares of common stock of the Company at an initial conversion price of $0.01903 per share.

On May 16, 2012, the Company issued a Promissory Note (the “Fourth Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $75,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes. Interest on the Fourth Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Fourth Promissory Note are due until the Fourth Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Fourth Promissory Note), the holder of the Fourth Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Fourth Promissory Note into newly issued shares of common stock of the Company at an initial conversion price of $0.01793 per share.

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

If the Company issues any convertible security with a conversion price lower than that of the promissory notes issued by the Company to St. George, discussed above, the conversion prices for those promissory notes automatically reduces to the lower conversion price. Accordingly, the conversion price for each of the promissory notes is $0.004323 per share of the Company’s common stock, which is the conversion price of the most recent promissory note. If the Company were to default on the promissory notes, and if St. George were then to elect to convert the $1,545,000 aggregate principal amount the promissory notes, the Company would be obligated to issue to St. George 357,638,880 shares of common stock. This number of shares exceeds the number of the Company’s authorized shares of common stock that are available to be issued. An issuance of all of the Company’s remaining authorized but unissued shares of common stock to St. George would be highly dilutive to the other holders of the Company’s common stock.

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

As stated above, the Company failed to meet a financial covenant against capital expenditures in excess of $200,000 for the period between July 1, 2012 through June 20, 2013. As a result of St. George’s exercise its remedy upon the occurrence of a default event, on June 25 2013, the Company issued 5,600,000 to St. George, at a price of $0.004323 per share, representing $24,208.80 of the outstanding balance of the Fifth Promissory Note. In addition, the Company issued 875,000 shares of its common shares to Dove Foundation in lieu of cash, at a price of $0.004323 per share, representing $3,782.63 of the outstanding balance of the Sixth Promissory Note.

The schedule of maturities of the long-term notes payable as of June 30, 2013 are as follows (in thousands):

Fiscal 2014	$1,628
Fiscal 2015	1,517
Total	$3,145

Interest expense was approximately $0.5 million for fiscal years 2013 and 2012, respectively. Accrued interest as of June 30, 2013 and 2012 was $192 and $384, respectively.

NOTE 11 – LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through March 2015. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the years ended June 30, 2013 and 2012, totaled $0.3 million and $0.2 million, respectively. Minimum future lease payments under the operating leases as of June 30, 2013 are as follows (in thousands):

Fiscal 2014	$207
Fiscal 2015	214
Fiscal 2016	221
Fiscal 2017	227
Fiscal 2018 and beyond	115
Total	$984

The Company leases equipment under various noncancelable capital leases which expire at various dates through July 2014. Lease payments totaling $9,600 are payable monthly and include interest at approximately 8 to 9 percent. The leases are collateralized by the underlying assets. Minimum future lease payments under capital leases as of June 30, 2013 are approximately $3,000 payable in fiscal year 2014. As of both June 30, 2013 and 2012, fixed assets with a cost basis of $416,816 related to these capital leases were recorded on the consolidated balance sheets.

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

	June 30, 2013	June 30, 2012
Assets:
Prepaid expenses and other	$-	$-
Liabilities:
Medical claims payable	$-	$16

A summary of revenues and income (loss) from discontinued operations is a follows (in thousands):

	For the Year Ended June 30,
	2013	2012
Revenues	$104	$53
Income from discontinued operations, before income taxes	104	53

NOTE 13 – RECENTLY ENACTED PRONOUNCEMENTS

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the June 30, 2013 and 2012 consolidated balance sheets at a value of approximately $2.9 million and $2.5 million, respectively. The June 30, 2011 amount is net of the 12% discount. The $0.9 million impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations.

NOTE 15 – SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal continuing operations for fiscal 2013 and 2012 is as follows (in thousands):

2013	Management Companies (1)		Contract Manufacturing Services (Pulse) (2)	Eliminations		Consolidated Company
Revenues – external customers	$	−	$8,489	$	−	$8,489
Revenues – intersegment		−	−		−	−
Total revenues	$	−	$8,489		4	$8,489
Interest expense	$	−	$167	$	−	$167
Earnings (loss) from continuing operations, before income taxes		(711)	1,187		−	476
Segment assets		10,831	15,573		(10,580)	15,823
2012
Revenues – external customers	$	−	$6,831	$	−	$6,831
Revenues – intersegment		−	−		−	−
Total revenues	$	−	$6,831	$	−	$6,831
Interest expense		$2	$515	$	−	$517
Earnings (loss) from continuing operations, before income taxes		(2,250)	364		−	(1,886)
Segment assets		10,124	15,070		(9,628)	15,566

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
(2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

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

On May 15, 2012, the Company entered into the Third Amendment to Voting and Standstill Agreement (the “Third Amendment”). Pursuant to the Third Amendment, St. George and Dove agreed to forbear from exercising their Put Option during the Put Exercise Period whose commencement was accelerated to December 31, 2012, as a result of defaults by the Company under certain loan covenants in its Loan and Security Agreement with Fifth Third Bank, as further described in Note 10 to these Financial Statements. The Third Amendment also reestablished October 1, 2012, as the Put Commencement Date under the Voting and Standstill Agreement and amended the Voting and Standstill Agreement such that any further acceleration of the Put Option will be at the discretion of St. George or Dove, upon the occurrence of certain specified events.

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

As of June 30, 2013, the put obligation is recorded at a fair value of $5,694,218 in current liabilities in the accompanying consolidated financial statements. If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at June 30, 2013, then the costs to the Company would be $10,916,319 and $3,123,095, respectively.

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.

On July 29, 2013, Pulse filed a lawsuit against Aduro Laser (“Aduro”), Grayson Beck (“Beck”), Demian Backs (Back’s), and Vince Barletta (“Barletta”) and obtained a Temporary Restraining Order against misappropriation, transfer, or use of Pulse's confidential information. The Order also required a thorough evidence preservation process whereby Aduro's computer systems and Backs's and Beck's personal computers were forensically preserved and imaged.

On August 19, 2013, UAHC filed a separate lawsuit against Backs and Barletta (signatories to the 2010 UAHC transaction) in Michigan federal court alleging breach of their contractual agreements to keep confidential information and to not compete for Pulse System’s customers.

Too the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

NOTE 17 – SUBSEQUENT EVENT

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
Exhibit 2.2 to Form 8-K filed June 24, 2010

2.4	Redemption Agreement, dated June 18, 2010, by and between Pulse Systems, LLC and Pulse Systems Corporation	Exhibit 2.3 to Form 8-K filed June 24, 2010

3.1	Restated Articles of Incorporation of Registrant	Exhibit 3.1 to the Registrant’s Form S-1 Registration Statement under the Securities Act of 1933, as amended, declared effective on April 23, 1991 (“1991 S-1”)

3.2	Certificate of Amendment to the Articles of Incorporation of Registrant	Exhibit 3.1(a) to 1991 S-1

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
3.3	Amended and Restated Bylaws of United American Healthcare Corporation	Exhibit 3.3 to Registrant’s 2010 From 10-K

4.1	Form of Common Share Certificate	Exhibit 4.2 to the Registrant’s 1995 Form 10-K

4.2	Form of Common Stock Purchase Warrant, dated December 13, 2006, issued by United American Healthcare Corporation	Exhibit 4.1 to Form 8-K filed December 15, 2006

4.3	Form of Registration Rights Agreement, dated December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.2 to Form 8-K filed December 15, 2006

4.4
Loan and Security Agreement, dated March 31, 2009, as amended by the First Amendment to the Loan and Security, dated September 23, 2009, and by the Second Amendment to the Loan and Security Agreement, dated June 18, 2010, each by and between Fifth Third Bank and Pulse Systems, LLC
Exhibit 4.1 to Form 8-K filed June 24, 2010

4.5	Membership Interest Pledge Agreement, dated June 18, 2010, delivered by United American Healthcare Corporation to Fifth Third Bank	Exhibit 4.2 to Form 8-K filed June 24, 2010

4.6	Convertible Promissory Note, dated May 18, 2011 by and among United American Healthcare Corporation and St. George Investments, LLC	Exhibit 4.6 to Form 10-K filed October 13, 2011

4.7	Third Amendment to Loan and Security Agreement, dated June 30, 2011, between Pulse Systems, LLC and Fifth Third Bank	Exhibit 4.7 to Form 10-K filed October 13, 2011

4.8	Promissory Note, dated September 28, 2011 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed October 4, 2011

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
4.9	Promissory Note, dated December 9, 2011 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed December 14, 2011

4.10	Promissory Note, dated February 9, 2012 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed February 15, 2012

4.11	Promissory Note dated May 16, 2012, made by the Company in favor of St George Investments, LLC.	Exhibit 4.1 to form 10-Q filed May 21, 2012

4.12	Fourth Amendment to Loan and Security Agreement dated May 15, 2012, between Pulse Systems, LLC and Fifth Third Bank.	Exhibit 4.2 to form 10-Q filed May 21, 2012

4.13	Term Note A dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.	Exhibit 4.3 to form 10-Q filed May 21, 2012

4.14	Revolving Note dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.	Exhibit 4.4 to form 10-Q filed May 21, 2012

4.15	Reaffirmation of Pledge Agreement dated May 15, 2012, executed by the Company	Exhibit 4.5 to form 10-Q filed May 21, 2012

4.16	Note Purchase Agreement by and between the Company and St George dated August 14, 2012.	Exhibit 4.1 to form 8-K filed on August 22, 2012

4.17	Secured Promissory Note made by the Company in favor of St George dated August 14, 2012.	Exhibit 4.2 to form 8-K filed on August 22, 2012

4.18	Fourth Amend Fourth Amendment to Loan and Security Agreement by and between Pulse and Fifth Third dated August 14, 2012.	Exhibit 4.3 to form 8-K filed on August 22, 2012

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
4.19	Note Purchase Agreement by and between the Company and St George dated August 14, 2012 (Purchase Agreement).	Exhibit 4.1 to form 8-KA filed on August 26, 2012

4.20	Secured Promissory Note made by the Company in favor of St George dated August 14, 2012 (Note #5).	Exhibit 4.2 to form 8-KA filed on August 26, 2012

4.21	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #1).	Exhibit 4.3 to form 8-KA filed on August 26, 2012

4.22	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #2).	Exhibit 4.4 to form 8-KA filed on August 26, 2012

4.23	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #3).	Exhibit 4.5 to form 8-KA filed on August 26, 2012

4.24	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #4).	Exhibit 4.6 to form 8-KA filed on August 26, 2012

4.25	Security Agreement by and between the Company and St George dated August 14, 2012 (St George Security Agreement).	Exhibit 4.7 to form 8-KA filed on August 26, 2012

4.26	Pledge and Security Agreement by and between the Company and St George dated August 14, 2012 (St George Pledge Agreement).	Exhibit 4.8 to form 8-KA filed on August 26, 2012

4.27	Security Agreement by and between Pulse and St George dated August 14, 2012 (Pulse Security Agreement).	Exhibit 4.9 to form 8-KA filed on August 26, 2012

4.28	Guaranty made by Pulse in favor of St George dated August 14, 2012 (Pulse Guaranty).	Exhibit 4.10 to form 8-KA filed on August 26, 2012

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
4.29	Fourth Amendment to Loan and Security Agreement by and between Pulse and Fifth Third dated August 17, 2012 (Fourth Amendment).	Exhibit 4.11 to form 8-KA filed on August 26, 2012

4.30	Revolving Note made by Pulse in favor of Fifth Third dated August 17, 2012 (Revolving Note).	Exhibit 4.12 to form 8-KA filed on August 26, 2012

4.31	Term Note A made by Pulse in favor of Fifth Third dated August 17, 2012 (Term Note A).	Exhibit 4.13 to form 8-KA filed on August 26, 2012

4.32	First Amendment and Reaffirmation of Membership Interest Pledge Agreement by and between the Company and Fifth Third dated August 17, 2012 (First Amendment to Pledge Agreement).	Exhibit 4.14 to form 8-KA filed on August 26, 2012

4.33	Subordination Agreement by and between St George and Fifth Third dated August 17, 2012 (Subordination Agreement).	Exhibit 4.15 to form 8-KA filed on August 26, 2012

4.34	Membership Interest Pledge Agreement made by St George in favor of Fifth Third dated August 17, 2012 (Preferred Unit Pledge Agreement).	Exhibit 4.16 to form 8-KA filed on August 26, 2012

4.35	Settlement Agreement and Mutual Release dated November 14, 2012	Exhibit4.1 to form 10-Q filed on November 18, 2012

4.36	Assignment and Assumption Agreement dated November 14, 2012	Exhibit 4.2 form 10-Q Filed on November 18, 2013

10.1**	Summary of Director Compensation

10.2	Contract #H6934, effective September 29, 2006, by and between Centers for Medicare & Medicaid Services and UAHC Health Plan of Tennessee, Inc. with its Attachment A and Addendum D	Exhibit 10.1 to Form 8-K filed October 16, 2006

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
10.3	Form of Purchase Agreement, dated as of December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.1 to Form 8-K filed December 15, 2006

10.4**	United American Healthcare Corporation Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2005 and dated November 9, 2006	Exhibit 10.1 to Form 10-Q filed January 25, 2007

10.5**	Amended and Restated United American Healthcare Corporation 1998 Stock Option Plan

10.6**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.68 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.7**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.69 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.8	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.71 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.9	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.72 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.10	Form of Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and each of its non-employee directors	Exhibit 10.74 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.11**	Employment Agreement, dated August 28, 2009, by and between the United American Healthcare Corporation and Anita R. Davis.	Exhibit 10.1 to Form 8-K filed August 31, 2009

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
10.12**	Employment Agreement, dated January 16, 2010, by and between United American Healthcare Corporation and William L. Dennis	Exhibit 10.1 to Form 8-K filed January 21, 2010

10.13	Voting and Standstill Agreement, dated March 19, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.1 to Form 8-K filed March 22, 2010

10.14	Amendment to Voting and Standstill Agreement, dated June 7, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010

10.15	Agreement to Join the Voting and Standstill Agreement, dated June 7, 2010, by and among The Dove Foundation, United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010

10.16
Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement, dated June 18, 2010, by and among United American Healthcare Corporation, St. George Investments, LLC and The Dove Foundation
Exhibit 10.2 to Form 8-K filed June 24, 2010

10.17**	Employment Agreement, dated July 24, 2007, by and between Pulse Systems, LLC and Herbert J. Bellucci	Exhibit 10.1 to Form 8-K filed June 24, 2010

10.18**	Settlement Agreement and Mutual Full General Release by and between United American Healthcare and William L. Dennis	Exhibit 10.18 to Form 10-K filed October 13, 2011

10.19	Settlement Agreement and Mutual Full General Release by and between United American Healthcare and William C. Brooks	Exhibit 10.19 to Form 10-K filed October 13, 2011

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
10.20
Reimbursement Agreement and Mutual Release by and among United American Healthcare Corporation, Strategic Turnaround Equity Partners, LP, Bruce Galloway, St. George Investments, John M. Fife and several of their other affiliates
Exhibit 10.20 to Form 10-K filed October 13, 2011

10.21	Third Amendment to Voting and Standstill Agreement dated May 15, 2012, between the Company, St George Investments, LLC and The Dove Foundation	Exhibit 10.1 to Form 10-Q filed May 21, 2012

10.22	Fourth Amendment to Voting and Standstill Agreement	Exhibit 10.1 to form 8-K filed on January 10, 2013

21	Subsidiaries of the Registrant		*

23	Consents of Independent Registered Public Accounting Firms		*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350		*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		*

** Indicates a management contract or compensatory arrangement required to be filed