Form 10-Q
period 2013-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2013-12-13
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (313) 393-4571

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

The number of outstanding shares of registrant’s common stock as of November 18, 2013 is 18,292,766.

United American Healthcare Corporation

Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$301	$70
Accounts receivable, net	704	1,163
Inventories	461	578
Prepaid expenses and other	131	118
Total current assets	1,597	1,929

Goodwill	10,228	10,228
Property and equipment, net	1,796	1,795
Other intangibles, net	1,521	1,629
Other assets	242	242
Total assets	$15,384	$15,823
Liabilities and Shareholders’ Equity
Current liabilities
Put obligation on common stock	$5,694	$5,694
Redeemable preferred member units of subsidiary, current portion and net of discount	2,998	2,915
Long-term debt, current portion	1,167	961
Accounts payable	517	414
Accrued expenses	221	270
Other current liabilities	80	32
Total current liabilities	10,677	10,286

Long-term debt, less current portion	1,517	2,184
Deferred tax liability	301	301
Capital lease obligations, less current portion	183	—
Interest rate swap obligation, at fair value	3	6
Total liabilities	$12,681	$12,777

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 25,000,000 shares authorized; 18,292,766 shares issued and outstanding at both September 30, 2013 and June 30, 2013	19,064	19,064
Additional paid in capital	2,273	2,273
Accumulated deficit	(18,634)	(18,291)
Total shareholders’ equity	2,703	3,046
Total liabilities and shareholders’ equity	$15,384	$15,823

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2013	2012

Contract manufacturing revenue	$1,824	$1,910

Operating Expenses
Cost of contract manufacturing services	$1,409	$1,110
Marketing, general and administrative	649	647
Total operating expenses	2,058	1,757
Operating income (loss)	(234)	153
Discount on preferred member units of subdiary	(84)	(111)
Interest and other income (expense), net	(30)	(46)
Loss from continuing operations, before income tax	(348)	(4)
Income tax expense	-	-
Loss from continuing operations	(348)	(4)
Discontinued Operations
Income from discontinued operations	5	87
Income tax expense from discontinued operations	-	-
Income from discontinued operations	5	87

Net income (loss)	$(343)	$83

Continuing Operations:
Net loss per common share – basic and diluted
Net loss per common share	$(0.02)	$(0.00)
Weighted average shares outstanding	18,293	11,818
Discontinued Operations:

Net income per common share – basic and diluted
Net income per common share	$0.00	$0.01
Weighted average shares outstanding	18,293	11,818

Net Income (Loss) per common share – basic and diluted
Net income (loss) per common share	$(0.02)	$0.01
Weighted average shares outstanding	18,293	11,818

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(343)	$83
Less: Net income from discontinued operations	5	87
Net loss from continuing operations	(348)	(4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	205	187
Amortization of debt discount	-	3
Discount on preferred member units of subdiary	84	111
Change in fair value of interest rate swap	(4)	(5)
Net changes in other operating assets and liabilities	667	(132)
Net cash used in operating activities of continuing operations	604	160
Net cash provided by operating activities of discontinued operations	5	71
Net cash provided by operating activities	609	231

Investing activities
Purchasing Equipment	(100)	(26)
Net cash used in investing activities by continuing operations	(100)	(26)
Net cash provided by investing activities by discontinued operations	-	-
Net cash used in investing activities	(100)	(26)

Financing activities
Payments of long-term debt	(167)	(537)
Net proceeds (payment) of debt borrowings	(86)	370
Payment on capital lease obligation	(25)	(37)
Net cash used in financing activities by continuing operations	(278)	(204)
Net cash used in financing activities by discontinued operations	-	-
Net cash used in financing activities	(278)	(204)

Net decrease in cash and cash equivalents	231	1
Cash and cash equivalents at beginning of period	70	215
Cash and cash equivalents at end of period	$301	$216

Supplemental disclosure of cash flow information
Interest paid	$30	$17

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTE 1 – DESCRIPTION OF BUSINESS

United American Healthcare Corporation (the “Company” or “UAHC”) was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985.

Since June 18, 2010,  UAHC has provided contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.  The contract manufacturing services are provided by the  Company's wholly-owned subsidiary, Pulse Systems, LLC (referred to as "Pulse Systems" or "Pulse".) See Note 4 for discussion of Pulse acquisition.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the three months and are not necessarily indicative of the results of operations expected for the full fiscal year ended June 30, 2014 (“fiscal 2014”) or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 16, 2013.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There was no goodwill impairment charges recorded during the three months ended September 30, 2013 or 2012.

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at September 30, 2013 and June 30, 2013, (in thousands):

	September 30,	June 30,
	2013	2013
Raw materials	$254	$213
Work in process	185	327
Finished goods	22	38
Inventories	$461	$578

c.	Other Intangibles. Intangibles assets are amortized over their estimated useful lives using the straight-line method. The following is a summary of intangible assets subject to amortization as of September 30, 2013 and June 30, 2013, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	September 30,	June 30,
	2013	2013
Customer list	$2,927	2,927
Less: accumulated amortization	(1,406)	(1,298)
Other intangible assets, net	$1,521	1,629

Amortization expense was $0.1 million for the three months ended September 30, 2013 and 2012, respectively.

d.	Fair Value Measurements. To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2013 and June 30, 2013:

September 30, 2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$3	$-	$3
Put obligation on common stock	$-	$5,694	$-	$5,694

June 30, 2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$6	$-	$6
Put obligation on common stock	$-	$5,694	$-	$5,694

The Company uses an interest swap to manage the risk associated with its floating long-term notes payable.  As interest rates changes, the differential paid or received is recognized in interest expense for the period.  In addition, the change in fair value of the swaps is recognized as interest expense or income during each reporting period.  As of September 30, 2013, the fair value of the interest rate swap was determined to be $3,000 using valuation models rather than actual quotes. The Company has not designated these interest rate swaps for hedge accounting.

As of September 30, 2013, the aggregate notional amount of the swap agreements was $0.6 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter or $1.2 million each year.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreements.  The interest rate swaps are classified within level 2 of the fair market measurements.

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

For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Companys managed care business is classified as discontinued operations.  Starting December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.   There were no major classes of assets or liabilities related to discontinued operations.  A summary of revenues and income from discontinued operations were as follows (in thousands):

	For the Three Months Ended September 30,
	2013	2012
Revenues	$—	$—
Income from discontinued operations, before income taxes	5	87

NOTE 6 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at September 30, 2013, and June 30, 2013, respectively (in thousands):

	September 30,	June 30,
	2013	2013
Notes payable to bank	$1,167	$1,333
Notes payable to related party	1,517	1,517
Revolving loan	—	295
Total debt	2,684	3,145
Less: current portion	(1,167)	(961)
Total long-term debt	$1,517	$2,184

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million. At September 30, 2013 there were no amounts outstanding.  As of June 30, 2013, there was $0.3 million outstanding. The revolving loan matures January 31, 2014 and bears interest at LIBOR plus 3.75%. In addition, a $2.0 million term loan, with a remaining balance of $0.7 million as of September 30, 2013 and $1.3 million as of June 30, 2013. The term loan interest is payable monthly and as of September 30, 2013 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2013 and a final balloon payment of $1,000,000 on January 31, 2014. The term loan effective interest rate is 4.19% as of September 30, 2013. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At September 30, 2013, the Company was not in compliance with certain financial covenants regarding and adjusted earnings before interest, income tax, depreciation and amortization.  Management has not been able to obtain a waiver of this covenant default from the lender.

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

On December 9, 2011, the Company issued a Promissory Note (the “Second Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $300,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.  Interest on the Second Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Second Promissory Note are due until the Second Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC.  Only upon an event of default (as defined in the Second Promissory Note), the holder of the Second Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Second Promissory Note into newly issued shares of common stock of the Company (“Common Stock”) at an initial conversion price of $0.0226 per share.

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

On August 14, 2012, the Company issued a Promissory Note (the "Fifth Promissory Note") in favor of St. George, in exchange for a loan in the amount of $370,000 made by St. George to the Company. Loan proceeds from the Fifth Promissory Note were transferred by the Company to Pulse. The initial conversion price of the Fifth Promissory Note was $0.010277667. As required by the Purchase Agreement, Pulse entered into that certain Security Agreement by and between Pulse and St George dated August 14, 2012 ("Pulse Security Agreement'), thereby securing the Fifth Promissory Note and the Prior Promissory Notes with all of the assets of Pulse. Pulse also unconditionally guaranteed repayment of   and the Fifth Promissory Note Prior Notes by executing that certain Guaranty dated August 14, 2012, in favor of St George ("Pulse Guaranty").

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

On May 29, 2013, the Company reported to Fifth Third Bank that the Company had failed to meet a financial covenant against capital expenditures in excess of $200,000 for the period between July 1, 2012 through June 3, 2013.  As a result of St. George’s exercised its remedy upon the occurrence of a default event, on June 25, 2013, the Company issued 5,600,000 to St. George, at a price of $0.004323 per share, representing $24,208.80 of the outstanding balance of the Fifth Promissory Note. In addition, the Company issued 875,000 shares of its common shares to Dove Foundation in lieu of cash, at a price of $0.004323 per share, representing $3,782.63 of the outstanding balance of the Sixth Promissory Note.

Interest expense was approximately $34,000 and $58,000 for three months ended September 30, 2013 and 2012, respectively.  Accrued interest as of September 30, 2013 and June 30, 2013 was $208 and $192, respectively.

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the September 30, 2013 and June 30, 2013 consolidated balance sheets at a value of approximately $3.0 million and $2.9 million, respectively, discounted using an interest rate of 12%.

NOTE 8 – NET LOSS PER COMMON SHARE

Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended September 30, 2013, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 9 –COMPREHENSIVE LOSS

There were no other items of comprehensive income or loss, resulting in comprehensive income being the same amount as net income for the three months ended September 30, 2013 and 2012.

NOTE 10 –SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company's consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. There was no stock-based compensation expense for the three months ended September 30, 2013 and 2012.

NOTE 11 – RELATED PARTY TRANSACTIONS

Promissory Notes

On September 28, 2011, the Company issued a Promissory Note (the “Promissory Note”) in favor of St. George, in exchange for a loan amount of $400,000 made by St. George to the Company.

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

See Note 6 "Notes Payable" for additional discussion of the Promissory Notes discussed above.

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

In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company’s Board of Directors (the “Board”) in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company is payable from the proceeds of the sale of artwork owned by the Company. However, the Company’s payment obligation will be due and payable upon the occurrence of the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012. The Company was unable to make the required payments at that time.

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

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). See Note 13 for additional information on the Standstill Agreement.

Management Services Agreement

The Company paid approximately $29,000 and  $28,000 for the three month ended September 30, 2013 and 2012, respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

NOTE 12 – COMMITMENT & CONTINGENCIES

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

As of September 30, 2013, the put obligation is recorded at a fair value of $5,694,218 in current liabilities in the accompanying consolidated financial statements. If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at September 30, 2013, then the costs to the Company would be $10,916,319 and $3,123,095, respectively.

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

NOTE 13 – RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 14 – UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations, as of and for the three months September 30, 2013 and 2012, is as follows (in thousands):

Three Months Ended September 30, 2013	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$1,824	$	−	$1,824
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$1,824	$	−	$1,824
Loss from continuing operations, before income taxes		$(94)	$(249)	$	−	$(343)
As of September 30, 2013
Segment assets		$10,498	$15,133		$(10,247)	$15,384

Three Months Ended September 30, 2012	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$1,910	$	−	$1,910
Revenue – intersegment		−	−		−
Total revenue	$	−	$1,910	$	−	$1,910
Earnings (loss) from continuing operations, before income taxes		$(216)	$212	$	−	$(4)
As of September 30, 2012
Segment assets		$10,417	$15,172		$(10,101)	$15,488

1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 15 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

On October 10, 2013, the Company issued a Promissory Note (the “Seventh Promissory Note”) in favor of St. George, in exchange for a loan in the amount of $50,000 made by St. George to the Company. The Company will use the proceeds of the loan for working capital purposes.

The principal amount of the Note is $50,000. Interest on the Note accrues at an annual rate of 10%. No payments of principal or interest on the Note are due until the Note matures, which is on the earlier of (a) December 31, 2015, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems.

Only upon an event of default (as defined in the Note), the holder of the Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Note into newly issued shares of common stock of the Company (“Common Stock”) at a conversion price of $0.09614 per share.  The conversion price is based on 110% of the average of the closing bid prices for the Common Stock on the 30 trading days ending October 9, 2013, which was the date on which the Company’s Board of Directors (the “Board”) approved the Note and the related loan transaction.

On October 9, 2013, the Company entered into a Fifth Amendment to Voting and Standstill Agreement (the “Fifth Amendment”) with St. George, and Dove.  St. George is an affiliate of John M. Fife, who is the President, CEO, Chairman, and controlling shareholder of the Company.

The Fifth Amendment further amends the Voting and Standstill Agreement dated March 19, 2010, between the Company and St. George, which was previously amended by (i) the Amendment to Voting and Standstill Agreement dated June 7, 2010, (ii) the Agreement to Join the Voting and Standstill Agreement by Dove dated June 7, 2010, (iii) the Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010, (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012, and (vi) the Fourth Amendment to Voting and Standstill Agreement dated January 10, 2013 (as so amended, the “Voting and Standstill Agreement”).

In connection with the Fifth Amendment, St. George and Dove have agreed to forbear on exercising their rights to cause the Company to purchase their respective shares of the Company’s common stock, and the Company has agreed to postpone the “Put Commencement Date” (as defined in the Voting and Standstill Agreement) until October 1, 2014.  As a result, the “Put Exercise Period” (as defined in the Voting and Standstill Agreement) will end on March 30, 2015.  In addition, the Fifth Amendment deletes certain provisions in the Voting and Standstill Agreement which have become inapplicable or obsolete, such as proxy and standstill provisions, call options, preferred stock calls and board observation rights, and it revises the definition of “Conversion Shares” therein to include share of the Company’s common stock issuable upon conversion of any security or instrument issued by the Company, including any promissory note.

At a meeting held on October 9, 2013, The Company's Board of Directors set December 13, 2013 as the date for the 2013 annual meeting of the Company's shareholders, and set November 1, 2013 as the record date for the 2013 annual meeting.

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in our reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Annual Report on Form 10-K for fiscal 2013.  Given such uncertainties, you should not place undue reliance on any such forward-looking statements.  The forward-looking statements included in this report are made as of the date hereof.  Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

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

Operating Results
For the Three Months Ended September 30, 2013 Compared
to the Three Months Ended  September 30, 2012

Total operating revenues decreased $0.1 million to $1.8 million for the three months ended September 30, 2013, over $1.9 million for the three months ended September 30, 2012.
Cost of contract manufacturing services increased by $0.3 million to $1.4 million for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012.  The increase in cost of manufacturing services is primarily due to inventory adjustments.

Marketing, general and administrative expenses remained substantially the same at $0.6 million for the three months ended September 30, 2013 and 2012.

Total operating expenses primarily increased $0.3 million to $2.1 million for the three months ended September 30, 2013 compared to $1.8 million for the three months ended September 30, 2012.

There was no income tax expense for the three months ended September 30, 2013 and September 30, 2012.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations was $235,000, or 0.02 per basic share, for the quarter ended September 30, 2013 , compared to loss from continuing operations of $4,000, or $(0.00) per basic share, for the quarter ended September 30, 2012.

Income from discontinued operations was $5,000 or $0.00 per basic share for the quarter ended September 30, 2013, compared to income from discontinued operations of $87,000, or $0.01 per basic share for the quarter ended September 30, 2012.

Net income was $0.3 million or $0.02 per basic share for the quarter September 30, 2013 compared to net income of $83,000, or $0.01 per basic share for the quarter ended September 30, 2012.
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

At September 30, 2013, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.3 million, compared to $0.1 million at June 30, 2013 and net negative working capital of $9.1 million, compared to net negative working capital of $8.4 million at June 30, 2013. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company’s put obligation, as described further in Note 13 to the Unaudited Consolidated Financial Statements accompanying this report. In addition, the Company’s subsidiary, Pulse Systems, LLC, may go into default on its obligation to make redemption payments on its preferred units, as described in Notes 7 the Unaudited Consolidated Financial Statements accompanying this report. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net cash provided by operating activities of $0.6 million in the three months ended September 30, 2013 was primarily due to decrease of accounts receivables.   Net cash used in investing activities of $0.1 million for the three months ended September 30, 2013 was due to equipment purchases. Cash used in financing activities of $0.3 million for the three months ended September 30, 2013 was primarily attributable to payments made to the notes payable to a bank, offset by proceeds from debt borrowings. Increase in cash was $226 compared to an increase in cash of $1,000 for the three months ended September 30, 2013 and 2012, respectively.

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million. At September 30, 2013 there were no amounts outstanding.  As of June 30, 2013, there was $0.3 million outstanding. The revolving loan matures January 31, 2014 and bears interest at LIBOR plus 3.75%. In addition, a $2.0 million term loan, with a remaining balance of $0.7 million as of September 30, 2013 and $1.3 million as of June 30, 2013. The term loan interest is payable monthly and as of September 30, 2013 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2013 and a final balloon payment of $1,000,000 on January 31, 2014. The term loan effective interest rate is 4.19% as of September 30, 2013. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At September 30, 2013, the Company was not in compliance with certain financial covenants regarding EBITDA exceeding $1.8 million.  Management has not been able to obtain a waiver of this covenant default from the lender.

The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010. If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of September 30, 2013, then the costs to the Company would be $10,916,319 and $3,123,095, respectively. The put exercise period runs from October 1, 2013, through March 30, 2014. St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, Chief Executive Officer and President.  For further details, see Note 13 to the Financial Statements accompanying this report.

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the "Redemption Agreement"), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, subject to reinstatement if there is a default as explained in the next sentence. Failure to make any of the redemption payments results in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.  On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the September 30, 2013 and June 30, 2013 consolidated balance sheets at a value of approximately $3.0 million and $2.9 million, respectively, discounted using an interest rate of 12%.

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

See Note 6 to the Financial Statements Accompanying this report for additional information on the above obligations.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.      OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Other than discussed below, there are no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and otherwise subsequently disclosed in our reports filed with the SEC. You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

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

United American Healthcare Corporation

Date: November 18, 2013	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2013	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)