Form 10-KT
period 2013-12-31
UNITED AMERICAN HEALTHCARE CORP
filed 2014-04-16
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from July 1, 2013 to December 31, 2013

Commission file number:  001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the common stock of the registrant held by non-affiliates as of December 31, 2013 computed by reference to the OTCQB closing price on such date, was $359,254.

The number of outstanding shares of registrant’s common stock as of April 4, 2014 was 18,292,766.

UNITED AMERICAN HEALTHCARE CORPORATION

FORM 10-KT

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

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse was only allowed to redeem the preferred units if UAHC makes additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unit holders on June 18, 2010. Pulse agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unit holders and the $750,000 payment to the bank by UAHC are considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loan are not included in the $9.46 million purchase price listed above.

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

Business

Pulse Systems is a provider of contract manufacturing services to the medical device industry. In business since 1998, Pulse has developed an expertise in laser-based metal fabrication services, supplying precision components to customers developing products for use in a wide range of medical specialties, including cardiology, neurology, orthopedics, gynecology, ophthalmology and urology.  For the six months ended December 31, 2013, approximately 80% of Pulse’s total revenue was related to products with cardiovascular applications. Components produced by Pulse Systems are used in medical device applications such as cardiovascular stents, heart valve replacements, arterial wound closures, spinal repairs, breast biopsies and brain aneurysm repairs.

Pulse Systems specializes in the following contract manufacturing services for the medical device industry:

•	Laser Cutting. Pulse’s core business is providing precision laser cutting of thin-wall metal tubes. For the six months ended December 31, 2013, laser cutting represented approximately 92% of Pulse’s total revenue. Pulse has expertise in processing a variety of medical-grade materials, such as stainless steel, certain nickel-titanium alloys known as “Nitinol”, precious metals such as platinum and gold (often used as radio-opaque location markers for implants), as well as tantalum and cobalt chromium. Pulse utilizes automated processing workstations which deliver precise amounts of laser energy to vaporize metal materials in the specific pattern required for the customer’s part. Laser processing has technical advantages over other conventional machining techniques in processing these thin, delicate materials.

•	Laser Welding. In addition to its laser cutting capabilities, Pulse provides customers with laser welding services for joining metal components into sub-assemblies. Pulse maintains a certified Class 10,000 (International Organization for Standardization (“ISO”) Class 7) cleanroom for its sub-assembly work. Similar to laser cutting, laser welding is performed by highly accurate computer-controlled equipment and is advantageous for use in medical device manufacturing because of its precision. From a biocompatibility and cleanliness perspective, the medical-grade materials of the components themselves are melted by the laser energy to form the weld, so no that additional materials or contaminants are introduced to the finished product.

•	CNC Machining. During fiscal year 2013, Pulse Systems added capabilities in CNC Machining to its array of contract manufacturing services for the medical device industry. In addition to its well-established capabilities in precision laser services and implant manufacturing, Pulse Systems now offers precision CNC machining of small custom components for medical devices. The Company’s newly-acquired CNC machining equipment is capable of a variety of operations, including milling, turning, boring, and drilling of very small features on a range of biocompatible materials. In addition to machining solid metal materials such as stainless steel, Nitinol, and titanium, this equipment is also capable of handling tubular or cannulated starting materials. This wide range of machining capability was designed to leverage Pulse Systems’ existing skills in laser machining and laser welding to provide medical device manufacturers with turn-key, ISO-certified sub-assembly services.

•	Nitinol Processing. Pulse has developed particular expertise in Nitinol heat-treating techniques, which enable medical device developers to utilize the shape-memory properties of the Nitinol material. In heat-treating Nitinol, components are formed into a desired shape in a fixture, then exposed to a precise transition temperature for a specific amount of time. Heat-treated Nitinol components will retain their desired shape while maintaining flexibility of the spring-like material. This process is referred to as “shape-setting”. Nitinol is often used in the design of catheter-delivered implants which can assume a desired shape when deployed inside the body.

•	Surface Treatments. Pulse offers an array of surface treatment options for medical device manufacturers to meet specific design requirements:

o	Electropolishing. Using electrical energy to remove precise amounts of material from metal parts, electropolishing produces bright, clean surfaces, and provides the corrosion resistance required for long-term metallic implants.

o	Passivation. For certain materials, especially stainless steel, chemical passivation techniques are used to provide corrosion resistance.

o	Grit-blasting. In situations where roughened surfaces are desired, such as for bonding or overmolding, parts are blasted with a stream of pressurized air carrying fine particles of aluminum oxide grit to produce the required surface roughness.

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

For the six months ended December 31, 2013, Pulse Systems provided contract manufacturing services to 67 medical device customers, with approximately 80% of revenue arising from customers located in the San Francisco Bay Area.  For the six months ended December 31, 2013 and, 2012 Pulse’s largest customer accounted for approximately 60% and 43% of its total revenue, respectively, and its second largest customer accounted for approximately 4% and 18% of its total revenue, respectively.  For the six months ended December 31, 2013, the ten largest customers accounted for 85% of Pulse’s total revenue.  Although such customers represent a significant portion of Pulse’s business, we do not believe the company is substantially dependent on any one customer.

Pulse does not have any long-term contracts with its customers.  Although we obtain firm purchase orders from customers, such customers do not typically make firm orders for delivery more than 120 days in advance.  In addition, such customers may reschedule or cancel firm orders on short notice in accordance with contractual terms.  While firm purchase orders remain our best predictor of future shipments in the near term, we do not believe that the backlog of sales at any point time is a meaningful measure of future long-term sales.  As of December 31, 2013, we had a sales backlog of approximately $2.86 million.

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

Employees

As of December 31, 2013, the Company had 33 full-time employees, including 32 full-time employees of Pulse. The Company’s employees do not belong to a collective bargaining unit and management considers its relations with employees to be good.

Further information about Pulse Systems can be found on the Internet at www.pulsesystems.com.  The references to the website address of Pulse are not intended to function as a hyperlink and, except as specified herein, the information contained on such website is not part of this Transition Report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Transition Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations, results of operations, financial condition and liquidity. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

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

Our revenue and profitability are highly dependent on our relationships with a limited number of large medical device companies. For the six months ended December 31, 2013, Pulse’s two largest and ten largest customers accounted for approximately 64% and 61%, respectively, of Pulse’s total revenue. In addition, for the six months ended December 31, 2013 approximately 80% of Pulse’s revenue related to customers located in the San Francisco Bay Area. We are likely to continue to experience a high degree of customer concentration.  The loss or a significant reduction of business from any of our major customers or from customers in the San Francisco Bay Area would adversely affect our results of operations.

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

As of December 31, 2013, goodwill of approximately $10.2 million represented 67.1% of our total assets. Goodwill is generated in acquisitions where the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on a comparison of the fair value of the reporting unit to its carrying value. If an impairment is indicated from this first step, the implied fair value of the goodwill must be determined. We could be required to recognize reductions in our earnings caused by the impairment of goodwill, which if significantly impaired, could materially and adversely affect our results of operations.

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

  In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). To help offset the cost of the healthcare reforms provided therein, the legislation imposes a 2.3% excise tax on all domestic sales of medical devices after December 31, 2012. With the addition of the 2.3% excise tax, the medical device industry will bear a significant additional cost burden, or be required to find ways to pass such costs on to its customers. We cannot predict with certainty the ultimate effect the federal health care reform will have on us. Many of the details of the federal legislation have not yet been finalized or are slated for implementation in the future. Accordingly, while it is too early to estimate the ultimate impact of the excise tax or any health care reform, in general, on our business, the legislation could have a material adverse effect on our customers’ businesses and our business, cash flows, financial condition and results of operations.

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

On June 18, 2010, Pulse Systems Corporation and Pulse Systems, LLC entered into a Redemption Agreement, whereby Pulse Systems, LLC agreed to redeem all of its preferred units over a two-year period for an aggregate redemption price of $3.9 million, which consists $1.75 million that was paid on or around June 18, 2010, 22 monthly installments of $40,000 starting August 31, 2010, and a final payment of $1.36 million due in June 2012.  On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement. Under the Redemption Agreement, Pulse Systems was obligated to redeem its preferred units from St. George by making the remaining redemption payments in the amount of $40,000 each month through May 2012 and a final payment of $1.36 million in June 2012.  On January 1, 2012, Pulse Systems was in default, and remains in default, of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the December 31, 2013 and June 30, 2013 consolidated balance sheets at a value of approximately $3.1 million and $2.9 million, respectively. The $0.2 million impact of the default of the Redemption Agreement has been reflected in the six months ended December 31, 2013 and 2012 consolidated statements of operations.

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

The trading price of our common stock has been, and may continue to be, volatile. From July 1, 2013 to December 31, 2013, the trading price of our stock has ranged from $0.00 to $0.16.  We believe this volatility is due to, among other things, recent financial performance, current expectations of our future financial performance, delisting from the Nasdaq Capital Market and the volatility of the stock market in general.

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

Since July 12, 2010, our common stock is quoted under the symbol “UAHC” on the OTCQB Marketplace, which is a market tier for over-the-counter-traded U.S. companies that are registered and reporting with the Securities and Exchange Commission (“SEC”) or a U.S. banking or insurance regulator.  The table below sets forth for the common stock the range of the high and low sales prices per share on the OTCQB for each quarter within the transition period from July 1, 2013 through December 31, 2013.

	2013 Sales Price		2013
Quarter	High	Low	High	Low
First	$0.16	$0.02	$0.02	$0.00
Second	$0.03	$0.00	$0.03	$0.00

As of March 20, 2014, the high and low bid quotations on the OTCQB were $0.07 per share, respectively.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

As of March 20, 2014, there were approximately 93 shareholders of record of the Company.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other persons or entities.

The Company has not paid any cash dividends on its common stock since its initial public offering in fiscal 1991 and does not anticipate paying such dividends in the foreseeable future.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in reports filed with or furnished to the SEC, and in particular those set forth under “Risk Factors” in Part 1 Item 1A in this Transition report on Form 10-KT.  Given such uncertainties, you should not place undue reliance on any such forward-looking statements.  Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

Overview

This section discusses the Company's results of operations, financial position and liquidity. This discussion should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this Transition report on Form 10-KT.

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

Review of Consolidated Results of Operations – Six Month Period Ended December 31, 2013  Compared to Six Month Period Ended December 31, 2012

Total operating revenues decreased $0.6 million or 16% to $3.2 million for the six months ended December 31, 2013 compared to $3.8 million for the six months ended December 31, 2012.  Sales revenue for the six months ended December 31, 2013 decreased relative to the six month ended December 31, 2012 due to decreased customer orders.

Total operating expenses increased by $0.2 million or 9% to $2.4 million for the six months ended December 31, 2013 compared to $2.2 million for the six months ended December 31, 2012.  The increase in total operating expenses was primarily the result of the increase in cost of manufacturing services.

Cost of contract manufacturing services increased $0.2 million or 5% to $3.8 million for the six months ended December 31, 2013 compared to $3.6 million for the six months ended December 31, 2013.  The increase in cost of contract manufacturing services was primarily due to the change in product mix of orders to products with a higher material costs.  In addition, labor costs increased slightl due to modest wage increases and high medical benefit costs.

General and administrative expenses essentially remained the same at $1.3 million for the six months ended December 31, 2013 and 2012.

Loss from continuing operations before income taxes was $0.6 million for the six months ended December 31, 2013 compared to income from continuing operations before income taxes of  $0.3 million for the six months ended December 31, 2012.

There was no income tax expense for the six months ended December 31, 2013 and 2012.  The Company's effective tax rate for the six months ended December 31, 2013 differs from the statutory rate primarily due to the change in the valuation allowance.  The Company established its deferred tax asset valuation allowance due to uncertainties in its expected utilization.

Income from discontinued operations before income taxes was $1,000 or $0.00 per basic share for the six months December 31, 2013, compared to income from discontinued operations before income taxes of $103,000, or $0.01 per basic share for the six months ended December 31, 2012. Income from discontinued operations was primarily due to claim refunds received during 2013 and 2012.  As described in Note 12 to the Consolidated Financial Statements, the Medicare operations were reclassified to discontinued operations.

Net loss was $769,000, or ($0.04) per basic share, for the six months ended December 31, 2013 compared to net income of $82,000, or $0.00 per basic share, for the six months ended December 31, 2012.

Review of Consolidated Results of Operations – Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

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

  Income from discontinued operations before income taxes was $104,000 or $0.01 per basic share for the year ended June 30, 2013, compared to income from discontinued operations before income taxes of $53,000, or $0.00 per basic share for the fiscal year ended June 30, 2012. Income from discontinued operations was primarily due to claim refunds received during fiscal 2013. As described in Note 12 to the Consolidated Financial Statements, the Medicare operations were reclassified to discontinued operations .

  Net income was $537,000, or $0.05 per basic share, for the fiscal year ended June 30, 2013 compared to net loss of $1.9 million, or (0.16) per basic share, for the fiscal year ended June 30, 2012.

Liquidity and Capital Resources

Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and to fund planned capital spending and other commitments and contingencies. The Company's ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at their present interest rates and other terms. The Company expects that it will require additional capital within the next 6 months. Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during the six months ended December 31, 2013. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors. Any such equity financing may result in significant dilution of the Company’s existing shareholders.

The Company had a working capital deficiency of $9.3 million. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

  Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which related to a revolving loan and a term loan. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems. Under the Loan Agreement, the maximum loan amount under the revolving loan is $0.5 million and $2.0 million under the term loan with a maturity date of January 31, 2014. The Loan Agreement requires $167,667 quarterly principal payments due through December 31, 2013 and a final balloon payment of $1,000,000 on January 31, 2014. See Note 17 – Subsequent Events for additional details related to these payments.

  The Loan Agreement contains financial covenants. At December 31, 2013, the Company was in compliance with the financial covenants.

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

At December 31, 2013, the Company had (i) cash and cash equivalents of $335,000, compared to $70,000 at June 30, 2013; (ii) negative working capital of ($9.3) million, compared to negative working capital of ($8.4) million at June 30, 2013; and (iii) a current assets-to-current liabilities ratio of 0.15 to 1 at December 31, 2013, compared to 0.19 to 1 at June 30, 2013.

Net cash provided by operating activities was $0.7 million for the six months ended December 31, 2013 compared to net cash provided by operating activities of $0.3 million for the six months ended December 31, 2012.    Cash used in investing activities of $0.1 million was due to the purchase of equipment. Net cash used in financing activities was $0.3 million was primarily due to debt payments of $0.4 million offset by additional debt borrowings of $0.6 million. The net increase in total cash flow was $0.3 million for the six months ended December 31, 2013, compared to a net decrease in cash flow of $0.2 million for the six months eded December 31, 2012.

  The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of December 31, 2013, then the costs to the Company would be $10,916,319 and $3,123,095, respectively.  The put exercise period runs from October 1, 2014, through March 30, 2015.  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, Chief Executive Officer and President.  For further details, see Note 16 to the Financial Statements accompanying this report.

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

On January 1, 2012, Pulse Systems was in default, and remains in default, of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% interest on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the December 31, 2013 and June 30 2013 consolidated balance sheets at a value of approximately $3.1 million and $2.9 million, respectively. The $0.2 million impact of the default of the Redemption Agreement has been reflected in the six months ended December 31, 2013 and 2012 consolidated statements of operations.

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

On October 10, 2013, the Company issued a Promissory Note (the "Seventh Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company.

See Note 10 to the financial statements for additional discussion of the Promissory Notes discussed above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and the Report of the Independent Registered Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report in Item 15 at page F-1 of this Transition Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.  This Transition Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on such assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended December 31, 2013 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the directors and executive offices of the Company as of February 28, 2014.  Under the Company’s Amended and Restated Amended and Restated Bylaws, at least three of the Company’s directors must not be officers or employees of the Company or its subsidiaries.

Name	Age	Title	Term Ending
John M. Fife	53	Chairman, President and Chief Executive Officer	2014
William C. Brooks	80	Director	2016
Scott Leece	37	Director	2014
Karl Fife	44	Director	2014
Tom A. Goss	67	Director	2015
Emmet S. Moten, Jr.	70	Director	2015
Herbert J. Bellucci	64	President, Secretary and Chief Executive Officer of Pulse Systems, LLC, Director	2016
Ronald E. Hall, Sr.	70	Director	2016
Richard M. Brown, D.O.	78	Director	2016
John T. Woolley	29	Director	2015
Robert T. Sullivan	67	Chief Financial Officer, Secretary and Treasurer	N/A

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

Board Committee

The Board has delegated various responsibilities and authority to the Finance and Audit Committee. The Finance and Audit Committee regularly reports on its activities to the Board. The Finance and Audit Committee has regularly scheduled meetings. The committee operates under a written charter approved by the Board, which is reviewed annually by the Board.

The Finance and Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Finance and Audit Committee has the sole authority and responsibility to appoint, determine the compensation of, evaluate and, when appropriate, replace the Company’s independent registered public accounting firm. The Finance and Audit Committee  also assist the Board of Directors in fulfilling its oversight responsibilities relating to the integrity of the financial statements, the compliance with certain legal and regulatory requirements, risk management, the qualifications and the adequacy of accounting and internal control systems.  The members of the Finance and Audit Committee are Tom A. Goss (Chair), Richard M. Brown and Ronald E. Hall.

Director Compensation

  The compensation program for non-employee directors is intended to encourage directors to continue Board service, to further align the interests of the Board and shareholders and to attract new directors with outstanding qualifications. Directors who are employees of the Company do not receive any additional compensation for Board service. All directors are reimbursed for expenses reasonably incurred in connection with Board service.  There was no compensation paid to directors during the six months ended December 31, 2013.

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

The following table sets forth the total compensation earned by the named executive officers during the six months ended December 31, 2013 shown below.

All Other
Name and	Salary	Compensation	Total
Principal Position	($)	($)	($)

John M. Fife	$—	$—	$—
President and CEO

Robert T. Sullivan	$—	$—	$—
Chief Financial Officer and Treasurer

Herbert J. Bellucci	$112,500	$6,750	$119,250
President and Chief Executive Office of Pulse Systems, LLC

Narrative Disclosure of Summary Compensation Table

Compensation for key executives is determined by the Board of Directors. Salaries, bonuses and other compensation of key executives generally are based upon a subjective analysis of profitability, revenue growth, return on equity and market share. The Board of Directors believes that compensation of key executives should be sufficient to attract and retain highly qualified personnel and also provide meaningful incentives for measurable superior performance.

Outstanding Equity Awards at December 31, 2013

Mr. Fife, Mr. Sullivan and Mr. Bellucci do not have any outstanding option awards as of such date. There are no unvested or unearned stock awards held by named executive officers as of December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the common stock as of February 28, 2014 with respect to (i) each director, nominee and named executive officer, (ii) all of the directors, nominees and executive officers as a group, and (iii) to the Company’s knowledge, each beneficial owner of more than 5% of the outstanding common stock (including their respective address). Unless otherwise indicated, each owner (1) holds such shares directly and (2) has sole voting and investment powers with respect to the shares listed below. The percentage of common stock owned is based on 18,292,766 shares of common stock outstanding as of February 28, 2014.

Name (and Address) of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
John M. Fife	9,732,304	(2)	53%
Richard M. Brown, D.O.	504,698	(3)	3%
William C. Brooks	212,217		1 *
Ronald E. Hall, Sr.	120,840		*
Tom A. Goss	143,593		*
Herbert J. Bellucci	153,000		*
Emmett S. Moten, Jr.	124,661		*
Scott Leece	—		*
Karl Fife	—		*
John T. Woolley	—		*
Robert T. Sullivan	—		*
Directors and Executive Officers as a group (10 persons)	10,991,313	(1)	60%
The Dove Foundation	2,478,647	(4)	14%
c/o James M. Delahunt, Esq.
5812 S. Homan Avenue
Chicago, Illinois 60629
John M. Fife and related persons	9,732,304	(2)	53%
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601

*	Less than 1%

1)	Includes the following number of shares of common stock subject to options exercisable within 60 days of September 23, 2013: Mr. Brooks, 127,834; Mr. Goss, 71,833; Dr. Brown, 74,333; Mr. Hall, 74,333; and Mr. Moten, 71,833.

2)	Based on Schedule 13D/A filed with the SEC on July 9, 2013 by John M. Fife, Fife Trading, Inc., St. George Investments, LLC, Chicago Venture Partners, L.P., Chicago Venture Management, L.L.C. and CVM, Inc. Mr. Fife may be deemed to beneficially own, in the aggregate, 9,732,304 shares. Fife Trading, Inc and St. George Investments, LLC has shared voting power and shared dispositive power with regard to 8,663,745 shares. Chicago Venture Partners, L.P., Chicago Venture Management, L.L.C. and CVM, Inc. have shared voting power and shared dispositive power with regard to 1,068,559 shares. John M. Fife is the president of CVM, Inc., which is the manager of Chicago Venture Management, L.L.C. Chicago Venture Management, L.L.C. is the general partner of Chicago Venture Partners, L.P., a private equity fund based in Chicago, Illinois. Mr. Fife is also the President of Fife Trading, Inc., which is the manager of St. George Investments, LLC. John M. Fife beneficially owns approximately 53% of the Company’s common stock.

3)	Includes 364,858 shares held indirectly, as trustee of the Richard M. Brown, D.O. Revocable Trust u/a/d 1/18/74.

4)	Based on Schedule 13D filed with the SEC on July 9, 2013 by The Dove Foundation relating to shares sold by St. George Investments, LLC to The Dove Foundation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

The Board of Directors has adopted a written Related Party Transactions policy. In general, it is the Board’s policy to avoid related-party transactions. If a “Related Party Transaction” is offered that appears to be in the Company’s best interests, then the policy provides a process to review and approve the transaction. Under this policy, a Related Party Transaction will be consummated or will continue only if:

•	the Finance and Audit Committee approves or ratifies the transaction and the transaction is on terms comparable to, or more beneficial to the Company than, those that could be obtained in arm’s length dealings with an unrelated third party; or

•	the transaction is approved by disinterested members of the Board of Directors; or

•	the transaction involves compensation approved by the Board of Directors.

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

Related Person Transactions Since July 1, 2013

  On October 10, 2013, the Company issued a Promissory Note (the "Seventh Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company.

For further details regarding related-person transactions, see Note 8 to the Financial Statements accompanying this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures for Audit and Non-Audit Services

The Finance and Audit Committee’s charter affirms its responsibility to approve in advance audit and non-audit services to be performed by our independent registered public accounting firm. In accordance with Section 10A(i) of the Exchange Act, before Bravos & Associates ("Bravos") is engaged by us to render audit or non-audit services, the engagement is approved by our Finance and Audit Committee. All of the audit-related, tax and other services described in the table above were approved by the Finance and Audit Committee pursuant to Rule 2-01c (7) of Regulation S-X.

Fees of the Independent Registered Public Accounting Firm

The following table sets forth the fees the Company was billed for audit services provided by Bravos in six months ended December 31, 2013.   All of such services were approved in conformity with the pre-approval policies and procedures described above.  The Finance and Audit Committee, based on its reviews and discussions with management and Bravos noted above, determined that the provision of these services was compatible with maintaining Bravos' independence.

	2013	2012
Audit Fees	$5,950	$13,500

Audit Fees.  Audit fees include services rendering in reviewing quarterly financial information for the six months ended December 31, 2013 and 2012 .

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) & (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements at page F-1 are filed as part of this Form 10-KT report.

(3) The Exhibit Index lists the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-KT report. The Exhibit Index is hereby incorporated by reference into this Item 15.

(b) The list of exhibits filed with this report is set forth in response to Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED AMERICAN HEALTHCARE CORPORATION (Registrant)

Dated: April 11, 2014
/s/ John M. Fife
John M. Fife
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, each as of April 11, 2014.

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
Bloomingdale, Illinois 60108
(630) 893 - 6753
Fax (630) 893-7296    Email: Bravostw@Comcast.net

Report of Independent Registered Public Accounting Firm

Board of Directors
United American Healthcare Corporation:

We have audited the accompanying consolidated balance sheets of United American Healthcare Corporation and Subsidiaries as of December 31, 2013 and June 30, 2013, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the period ended December 31, 2013 and year 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United American Healthcare Corporation and Subsidiaries as of December 31, 2013 and June 30, 2013, and the results of their operations and their cash flows for the period ended December 31, 2013 and year 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company had a working capital deficiency of $9.3 million.  As discussed in Note 2 to the consolidated financial statements, the Company’s liabilities and working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bravos & Associates, CPA’s
Bloomingdale, Illinois
April 11, 2014

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	June 30, 2013
Assets
Current assets
Cash and cash equivalents	$335	$70
Accounts receivable - trade, net	483	1,163
Inventories	647	578
Prepaid expenses and other	117	118
Total current assets	1,582	1,929

Goodwill	10,228	10,228
Property and equipment, net	1,730	1,795
Other intangibles, net	1,413	1,629
Other assets	242	242
Total assets	$15,195	$15,823

Liabilities and Shareholders’ Equity
Current liabilities
Put obligation on common stock	$5,694	$5,694
Redeemable preferred member units of subsidiary, current portion and net of discount	3,082	2,915
Long-term debt, current portion and net of discount	1,150	961
Accounts payable	646	414
Accrued expenses	212	270
Other current liabilities	103	32
Total current liabilities	10,887	10,286

Long-term debt, less current portion	1,567	2,184
Deferred tax liability	301	301
Capital lease obligation, less current portion	163	—
Interest rate swap obligation, at fair value	—	6
Total liabilities	12,918	12,777
Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 25,000,000 shares authorized; 18,292,766 shares issued and outstanding at December 31, 2013 and June 30, 2012, respectively	19,064	19,064
Additional paid-in capital	2,273	2,273
Accumulated deficit	(19,060)	(18,291)
Total shareholders’ equity	2,277	3,046
Total liabilities and shareholders’ equity	$15,195	$15,823

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Six Months Ended December 31,		Years Ended June 30,
	2013	2012	2013	2012
		(unaudited)
Contract Manufacturing Revenue	$3,231	$3,834	$8,489	$6,831

Operating Expenses
Costs of contract manufacturing services	2,437	2,259	4,865	3,923
Marketing, general and administrative	1,347	1,317	2,643	2,769
Total operating expenses	3,784	3,576	7,508	6,692
Operating income (loss)	(553)	258	981	139
Interest and other expense, net	(50)	(84)	(143)	(518)
Change in fair value of put obligation	—	—	—	(514)
Change in value of preferred redemption units	(167)	(195)	(362)	(993)
Income (loss) from continuing operations, before income taxes	(770)	(21)	476	(1,886)
Income tax expense (benefit)	—	—	43	31
Net income (loss) from continuing operations	$(770)	$(21)	$433	$(1,917)

Discontinued Operations:
Income from discontinued operations, before income taxes	$1	$103	$104	$53
Income tax expense (benefit)	—	—	—	—
Net income from discontinued operations	1	103	104	53
Net income (loss)	$(769)	$82	$537	$(1,864)

Continuing Operations:
Net loss per common share – basic and diluted
Net income (loss) per common share	$(0.04)	$0.00	$0.04	$(0.16)
Weighted average shares outstanding	18,293	18,293	11,906	11,818
Discontinued Operations:
Net income per common share – basic and diluted
Net income per common share	$0.00	$0.00	$0.01	$0.00
Weighted average shares outstanding	18,293	18,293	11,906	11,818
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$(0.04)	$0.01	$0.05	(0.16)
Weighted average shares outstanding	18,293	18,293	11,906	11,818

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
 (in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accum.)	Accum. Other Comprehensive	Total Shareholders’
	Shares	Amount	Options	Deficit)	Income (loss)	Equity
Balance at June 30, 2012	11,818	$19,036	$2,273	$(18,828)	$—	$2,481

Conversion of debt	6,475	28	—	—	—	28
Comprehensive income:
Net income	—	—	—	537	—	537
Total comprehensive income	—	—	—	—	—	537
Balance at June 30, 2013	18,293	$19,064	$2,273	$(18,291)	$—	$3,046

Comprehensive income:
Net income	—	—	—	(769)	—	(769)
Total comprehensive income	—	—	—	—	—	(769)
Balance at December 31, 2013	18,293	19,064	$2,273	$(19,060)	$—	$2,277

See accompanying notes to the consolidated financial statements.

United American Healthcare Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended December 31,		Years Ended June 30,
	2013	2012	2013	2012
Operating Activities		(unaudited)
Net income (loss)	$(769)	$82	$537	$(1,864)
Less: Net income from discontinued operations	1	103	104	53
Net loss from continuing operations	(770)	(21)	433	(1,917)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	411	377	770	721
Amortization of debt discount	—	7	—	178
Discount on redeemable preferred units	167	195	362	993
Change in fair value of interest rate swap		13	(25)	(31)
Change in fair value of put obligation	(6)	—	—	514
Stock based compensation	—	—	—	22
Changes in assets and liabilities
Accounts receivable and other receivables	680	(60)	(280)	12
Inventories	(69)	(146)	(350)	51
Prepaid expenses and other assets	1	241	217	65
Accounts payable and accrued expenses	176	(292)	(207)	(62)
Other current liabilities	71	(53)	(65)	(10)
Net cash provided by operating activities of continuing operations	661	261	855	536
Net cash provided by operating activities of discontinued operations	1	87	88	2
Net cash provided by operating activities	662	348	943	538

Investing Activities
Purchase of equipment	(128)	(211)	(652)	(765)
Net cash used in investing activities of continuing operations	(128)	(211)	(652)	(765)
Net cash provided by investing activities of discontinued operations	—	—	—	—
Net cash used in investing activities	(128)	(211)	(652)	(765)

Financing Activities
Payments of long-term debt	(434)	(704)	(1,037)	(1,880)
Proceeds from line of credit	18	—	2,052	—
Payments of line of credit	(313)	—	(1,757)	—
Proceeds from debt borrowings	574	420	420	1,125
Redemption of preferred stock	—	—	—	(240)
Payments on capital lease obligations	(114)	(57)	(114)	(95)
Net cash used in financing activities of continuing operations	(269)	(341)	(436)	(1,090)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—	—
Net cash used in financing activities	(269)	(341)	(436)	(1,090)
Net increase (decrease) in cash and cash equivalents	265	(204)	(145)	(1,317)
Cash and cash equivalents at beginning of year	70	215	215	1,532
Cash and cash equivalents at end of year	$335	$11	70	215

	Six Months Ended December 31,		Years Ended June 30,
	2013	2012	2013	2012

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$21	$124
Interest paid	$56	$98	$529	$322
Supplemental noncash financing activities:
Stock issued upon conversion of debt and accrued interest	—	—	$6,475	$—

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation. The consolidated financial statements include the accounts of United American Healthcare Corporation, its wholly owned subsidiary, United American of Tennessee, Inc. (“UA-TN”) and its wholly owned subsidiary Pulse Systems, LLC. UAHC Health Plan of Tennessee, Inc. (formerly called OmniCare Health Plan, Inc.) (“UAHC-TN”) is a wholly owned subsidiary of UA-TN. All significant intercompany transactions and balances have been eliminated in consolidation.

b.	Use of Estimates. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates as more information becomes available and any such difference could be significant.

c.	Cash and Cash Equivalents. The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.

d.	Accounts Receivable – Trade, Net. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. The Company determines the allowance for doubtful accounts by identifying trouble accounts and by using historical experience applied to an aging of accounts. The Company also determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The allowance for doubtful accounts was $41,000 as of December 31, 2013 and June 30, 2013, respectively.

e.	Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures and improvements, which add significantly to the productive capacity or extend the useful life of an asset, are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of the major classes of property and equipment are as follows: furniture and fixtures – 5 years; equipment – 7 years; and computer software – 3 to 5 years. Leasehold improvements are included in furniture and fixtures and are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life. The Company uses accelerated methods for income tax purposes.

f.	Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There were no goodwill impairment charges recorded during the six months ended December 31, 2013 and 2012.

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

	Management Companies (1)	Contract Manufacturing Services (Pulse)(2)
June 30, 2013 balance	$—	$10,228
Changes	—	—
Impairment	—	—
December 31, 2014 balance	$—	$10,228
1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

g.	Long-Lived Assets. Long-lived assets are reviewed by the Company for events or changes in circumstances which would indicate that the carrying value may not be recoverable. In making this determination, the Company considers a number of factors, including estimated future undiscounted cash flows associated with long-lived assets, current and historical operating and cash flow results and other economic factors. When any such impairment exists, the related assets are written down to fair value. Based upon its most recent analysis, the Company believes that long-lived assets are not impaired.

h.	Revenue Recognition. Contract manufacturing service revenue is recognized when title to the product transfers, no remaining performance obligations exist, the terms of the sale are fixed and collection is probable, which generally occurs at shipment.

i.	Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets and liabilities to the amount expected to be realized. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the period.

j.	Earnings (Loss) Per Share. Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed the same as basic except that the denominator also includes shares issuable upon assumed exercise of stock options and warrants.

k.	Segment Information. The Company reports financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Financial information is reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

l.	Inventories. Inventories are valued at the lower of cost, on a first-in, first- out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at December 31, 2013 and June 30, 2013, (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$286	$213
Work in process	319	327
Finished goods	42	38
Inventories	$647	$578

m.	Other Intangibles. Intangible assets are amortized over their estimated useful lives using the straight-line method.

The following is a summary of intangible assets subject to amortization as of December 31, 2013 and June 30, 2013, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	December 31, 2013	June 30, 2013
Customer list	$2,927	$2,927
Less: accumulated amortization	(1,514)	(1,298)
Intangible assets, net	$1,413	$1,629

Amortization expense was $216,000 for the six months ended December 31, 2013 and 2012, respectively.  Amortization expense was $433,000 for years ended December 31, 2013 and 2012, respectively.  Amortization expense for the next three fiscal years is as follows (in thousands):

2014	432
2015	432
2016	333
$1,197

n.	Shipping and Handling. Shipping and handling costs are included in cost of goods sold.

o.	Reclassifications. Certain items in the prior periods consolidated financial statements have been reclassified to conform to the December 31, 2013 presentation.

p.	Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company had a working capital deficiency of $9.3 million. As a result, the Company could go into default on certain long-term debt arrangements or on the redeemable preferred units of Pulse Systems, LLC. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern. In order to provide the Company with the ability to continue its operations:, the Company’s Management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance its debts or other obligations, or fund capital expenditures or acquisitions, the Company will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings.

NOTE 3 – FAIR VALUE

To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Determining which hierarchical level an asset or liability falls within requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter.  The following table summarizes the financial instruments measured at fair value on a recurring basis in the Consolidated Balance Sheet as of December 31, 2013 and June 30, 2013:

December 31, 2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Put obligation on common stock	$—	$5,694	$—	$5,694

June 30, 2013
Liabilities
Interest rate swap	$—	$6	$—	$6
Put obligation on common stock	$—	$5,694	$—	$5,694

The Company used an interest swap to manage the risk associated with its floating long-term notes payable.  As interest rates changed, the differential paid or received was recognized in interest expense for the period.  In addition, the change in fair value of the swaps was recognized as interest expense or income during each reporting period.  The fair value of the interest rate swap was determined to be $6,000 at June 30, 2012 using inputs other than quoted prices in active markets. The fixed interest rate of the interest rate swap was 4.78%. The Company did not designated this interest rate swap for hedge accounting.

As of December 31, 2013 and June 30, 2013, the aggregate notional amount of the swap agreement was $0.3 million and $0.9 million, which will mature on March 31, 2014.  The notional amount of the swap will decrease by $0.3 million each quarter.  The Company is exposed to credit loss in the event of nonperformance by the counterpart to the interest rate swap agreement.  The interest rate swap is classified within level 2 of the fair market measurements.  The total gain included in earnings attributable to the change in fair value of the interest rate swap was $5,990 and $13,000 for the six months ended December 31, 2013 and 2012, respectively.  The total gain included in earnings attributable to the change in fair value of the interest rate swap was $25,182 and  $30,690 for the years ended June 30, 2013 and 2012, respectively.

NOTE 4 - CONCENTRATION OF RISK

Pulse Systems provided contract manufacturing services to 67 medical device customers, with approximately 80% of revenue arising from customers located in the San Francisco Bay Area.  For the six months ended June 30, 2013, Pulse’s two largest customers accounted for approximately 64% of its total revenue and the ten largest customers accounted for 85% of Pulse’s total revenue. The Company from time to time may maintain cash balances with financial institutions in excess of federally insured limits.  Management has deemed this as a normal business risk.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2013 and  June 30, 2013 consists of the following (in thousands):

	December 31, 2013	June 30, 2013
Machinery and equipment	$2,094	$2,008
Furniture and fixtures	625	613
Computer software	139	107
	2,858	2,728
Less accumulated depreciation and amortization	(1,128)	(933)
	$1,730	$1,795

Depreciation expense for the six months ended December 31, 2013 and 2012 was $195,000 and $161,000, respectively.  Depreciation expense for the years ended June 30, 2013 and 2012 was $338,000 and $285,000, respectively.

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

NOTE 7 – INCOME TAXES

The Company recognizes the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no unrecognized tax benefits as of June 30, 2013 and 2012. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013. The Company has no interest or penalties relating to income taxes recognized in the consolidated statement of operations for the six months ended December 31, 2013 and 2012 and for the years ended June 30, 2013 and 2012 or in the consolidated balance sheet as of December 31, 2013 and June 30, 2013.   The Company’s tax returns for fiscal 2010 and later remain subject to examination by the Internal Revenue Service and the respective states.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	December 31,	June 30,
	2013	2013

Current expense (benefit)	$—	$43
Deferred expense (benefit)	(341)	283
Change in valuation allowance	341	(283)
Income tax expense (benefit)	$—	$43
A reconciliation of the provision for income taxes from continuing operations for the six months ended December 31, 2013 and June 30, 2013 is as follows (in thousands):

	December 31,	June 30,
	2013	2013

Income tax benefit at the statutory tax rate	$(234)	$155
State and city income tax, net of federal effect	—	21
Permanent differences	1	126
Change in valuation allowance	341	(283)
Other, net	(164)	24
Income tax expense (benefit)	$—	$43

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

Components of the Company’s deferred tax assets and liabilities at December 31, 2013 and June 30, 2013 are as follows (in thousands):

	December 31,	June 30,
Deferred tax assets:	2013	2013
Accrued compensation	$57	$27
Net operating loss carryforward of consolidated losses	9,515	8,681
Capital loss carryforward	1,350	1,350
Alternative minimum tax credit carryforward	250	735
Stock based compensation	595	595
Property and equipment	15	53
Total deferred tax assets	11,782	11,441
Deferred tax liability – investment basis difference	(334)	(334)
Net deferred tax asset	11,448	11,107
Valuation allowance	(11,749)	(11,408)
Net deferred tax liability	$(301)	$(301)

As of December 31, 2013, the net operating loss carry forward for federal income tax purposes was approximately $27.4 million and expires beginning 2023.

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

On October 10, 2013, the Company issued a Promissory Note (the "Seventh Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company.  See Note 6 "Notes Payable" for additional discussion of the Seventh Promissory Note

Reimbursement Agreement

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

In addition, under the Reimbursement Agreement, each of the Company and St. George agreed to reimburse STEP in the amount of $225,409 (for a total of $450,819) for expenses incurred by STEP, Galloway and their affiliates in connection with the proxy contest for the election of directors to the Company’s Board of Directors (the “Board”) in 2010. St. George paid $225,409 in cash on June 27, 2011. The payment of $225,409 by the Company was payable from the proceeds of the sale of artwork owned by the Company. Additionally, the Company’s payment obligation was due and payable upon the occurrence of the earlier of (i) the Company’s receipt of at least $225,409 from an escrow held in the State of Tennessee, (ii) a refinancing of the Company’s credit facility with Fifth Third Bank dated March 31, 2009, as amended June 30, 2011, or (iii) June 12, 2012.  The Company was unable to make the payment as required. As of December 31, 2013, the obligation is recorded in accrued expenses on the Consolidated Balance Sheet.

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

On January 10, 2013, the Company entered into a Fourth Amendment to Voting and Standstill Agreement (the "Fourth Amendment") with St. George and The Dove Foundation.

The Fourth Amendment further amends the Standstill Agreement dated March 19, 2010, between the Company and St. George, which was previously amended by (i) the Amendment to Voting and Standstill Agreement dated June 7, 2010, (ii) the Agreement to Join the Voting and Standstill Agreement by Dove dated June 7, 2010, (iii) the Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010, (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, and (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012 (as so amended, the "Voting and Standstill Agreement").

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

On October 9, 2013, the Company entered into a Fifth Amendment to the Voting and Standstill Agreement (the "Fifth Amendment") with St. George and Dove.  The Fifth Amendment further amends the Standstill Agreement dated June 7, 2010, (ii) the Agreement to Join the Voting and Standstill Agreement by Dove dated June 7, 2010, (iii) the Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010, (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012, and (vi) the Fourth Amendment to Voting and Standstill Agreement dated January 10, 2013 (as so amended, the “Voting and Standstill Agreement”).

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

Management Services Agreement

The Company paid $73,000 and  $58,000 for the six months ended December 31, 2013 and 2012 respectively, to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for rent, insurance and utilities of shared office space.

NOTE 9 - BENEFITS, OPTION PLANS, WARRANTS AND SHARE BASED COMPENSATION

The Company offers a 401(k) retirement and savings plan that covers substantially all of its Pulse employees. Under this plan, the Company matches 100% of an employee’s contribution up to 3% of the employee’s salary, then 50% of an employee’s contribution on the next 2% of the employee’s salary. Expenses related to the 401 (k) plans were $34,000 for the six months ended December 31, 2013 and 2012, respectively.  Expenses related to the 401(k) plans were $68,865 and $64,255 years ended June 30, 2013 and 2012, respectively.

The Company’s Board of Directors did not receive stock awards for 2013 and 2012.   On August 6, 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan was approved by the Company's shareholders on November 12, 1998. The Company reserved an aggregate of 500,000 common shares for issuance upon exercise of options under the 1998 Plan. On November 14, 2003 the Company’s shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 500,000 to 1,000,000 shares, and extended the termination date of the plan by five years to August 6, 2013. On November 5, 2004 the Company’s shareholders approved an increase in the number of common shares reserved for issuance pursuant to the exercise of options granted under the amended plan from 1,000,000 to 1,500,000 shares.

Information regarding the stock options outstanding at December 31, 2013 and June 30, 2013, are as follows (shares in thousands):

		Options Outstanding		Options Exercisable
	Shares	Weighted average exercise price	Weighted Average remaining contractual life	Number of shares exercisable	Weighted average exercise price
Options Outstanding at June 30, 2013	757	$3.59	2.08 years	757	$3.59
Granted	—	—	—	—	—
Vested	—	—	—	—	—
Exercised	—	—	—	—	—
Expired	113	—	—	113	—
Forfeited	—	—	—	—	—
Options outstanding at December 31, 2013	644	3.85	1.87 years	644	3.85

Options for 369,292 common shares were available for grant under the amended and restated 1998 Plan at December 31, 2013. In accordance with GAAP, the Company records compensation cost relating to share-based payment transactions in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. There was no stock option expense during the six months ended December 31, 2013 and the fiscal year ended June 30, 2013. The options have terms of 10.0 years and typically vest quarterly over 3 or 4 years.  As of December 31, 2013 and June 30, 2013, there is no future compensation expense to be related to these options.  There were no grants and there were no exercises during the transition period from July 1, 2013 to December 31, 2013.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions, depending on the date of issuance:

Dividend yield	0%
Expected volatility	29% to 66%
Risk free interest rate	3.44% to 4.81%
Expected life	5.0 to 10.0 years

NOTE 10 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at December 31, 2013 and June 30, 2013 (in thousands):
	December 31, 2013	June 30, 2013
Notes payable to bank	$900	$1,333
Notes payable to related party	1,567	1,517
Revolving loan	250	295
Total debt	2,717	3,145
Less: current portion	(1,150)	(961)
Total long-term debt	$1,567	$2,184

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million, of which $0.3 million outstanding as of December 31, 2013 and June 30, 2013, respectively.   In addition, a $2.0 million term loan, with a remaining balance of $0.9 million and $1.3 million as of December 31, 2013 and June 30, 2013, respectively. The revolving loan matures January 31, 2014 and bears interest at LIBOR plus 3.75%. The term loan interest is payable monthly and as of December 31, 2013 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2013 and a final balloon payment of $1,000,000 on January 31, 2014.  The term loan effective interest rate is 4.19% as of December 31, 2013. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

  The Loan Agreement contains financial covenants. At December 31, 2013, the Company was in compliance with the financial covenants.  Effective January 30, 2014, the Loan Agreement was amended. See Note 17 - Subsequent Events for additional information.

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

  On October 10, 2013, the Company issued a Promissory Note (the "Seventh Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company.  The Company used the proceeds of the loan for working capital purposes.  Interest on the Seventh Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Seventh Promissory Note are due until the Seventh Promissory Note matures, which is on the earlier of (a) December 31, 2015, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Seventh Promissory Note), the holder of the Seventh Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Seventh Promissory Note into newly issued shares of common stock of the Company.  The initial conversion price is $0.09614 per share.

  If the Company issues any convertible security with a conversion price lower than that of the promissory notes issued by the Company to St. George, discussed above, the conversion prices for those promissory notes automatically reduces to the lower conversion price. Accordingly, the current conversion price for the Promissory Note, the Second Promissory Note, the Third Promissory Note, the Fourth Promissory Note, the Fifth Promissory Note and the Sixth Promissory Note is $0.004323 per share of the Company’s common stock. If the Company were to default on the promissory notes, and if St. George were then to elect to convert the $1,545,000 aggregate principal amount the promissory notes, the Company would be obligated to issue to St. George 357,638,880 shares of common stock. This number of shares exceeds the number of the Company’s authorized shares of common stock that are available to be issued. An issuance of all of the Company’s remaining authorized but unissued shares of common stock to St. George would be highly dilutive to the other holders of the Company’s common stock.

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

The schedule of maturities of the long-term notes payable as of December 31, 2013 are as follows (in thousands):

Fiscal 2014	$1,150
Fiscal 2015	1,567
Total	$2,717

Interest expense was approximately $56,000 and $94,000 for the six months ended December 31, 2013 and 2012, respectively.  Interest expense was approximately $0.5 million for the years ended June 30, 2013 and 2012, respectively.

NOTE 11 – LEASES

The Company leases its facilities and certain furniture and equipment under operating leases expiring at various dates through March 2015. Terms of the facility leases generally provide that the Company pay its pro rata share of all operating expenses, including insurance, property taxes and maintenance.

Rent expense for the six months ended December 31, 2013 and 2012 was $141,000 and $135,000, respectively.  Rent expense for the years ended June 30, 2013 and 2012 was $0.3 million and $0.2 million, respectively.  Minimum future lease payments under the operating leases as of December 31, 2013 are as follows (in thousands):

Fiscal 2014	$210
Fiscal 2015	217
Fiscal 2016	223
Fiscal 2017	230
Total	$880

The Company leases equipment under various noncancelable capital leases which expire at various dates through December 2016.  Lease payments totaling $7,119 are payable monthly and include interest at approximately 4.74 percent.  The leases are collateralized by the underlying assets.  As of December 31, 2013 and June 30, 2013, fixed assets with a cost basis of $275,000 and $416,816 related to these capital leases were recorded on the consolidated balance sheets.  Minimum future lease payments under the capital leases as of December 31, 2013 are as follows (in thousands):

Fiscal 2014	$85
Fiscal 2015	85
Fiscal 2016	85
Total	$255

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

For all periods presented in the consolidated statements of operations, the Company's managed care business is classified as discontinued operations. Starting December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations. There were no major classes of assets nor liabilities related to discontinued operations as of December 31, 2013 and June 30, 2013.

A summary of revenues and income (loss) from discontinued operations is a follows (in thousands):

	For the Six Months Ended December 31,		For the Years Ended June 30,
	2013	2012	2013	2012
Revenues		—	$357	$104
Income from discontinued operations, before income taxes		$103	$396	$104

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

  On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the December 31, 2013 and June 30, 2012 consolidated balance sheets at a value of approximately $3.1 million and $2.9 million, respectively. The reported amounts are net of the 12% discount. The $0.2 million impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations for the six months ended December 31, 2013.

NOTE 15 – SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal continuing operations for six months ended December 31, 2013 and 2012 is as follows (in thousands):

2013	Management Companies (1)		Contract Manufacturing Services (Pulse) (2)	Eliminations		Consolidated Company
Revenues – external customers	$	−	$3,321	$	−	$3,321
Revenues – intersegment		−	−		−	−
Total revenues	$	−	$3,321			$3,321
Interest expense	$	−	$56	$	−	$56
Loss from continuing operations, before income taxes		(292)	(478)		−	(770)
Segment assets		10,186	14,944		(9,935)	15,195
2012
Revenues – external customers	$	−	$3,834	$	−	$3,834
Revenues – intersegment		−	−		−	−
Total revenues	$	−	$3,834	$	−	$3,834
Interest expense	$	−	$98	$	−	$98
Loss from continuing operations, before income taxes		(424)	403		−	(21)
Segment assets		10,344	14,900		(10,092)	15,152

(1)	Management Companies: United American Healthcare Corporation, United American of Tennessee, Inc.
(2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

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

  Under the Standstill Agreement, St. George and Dove each had the right (the “Put”) to require the Company to purchase some or all of its shares of the Company’s common stock (“Shares”) at an exercise price of $1.26 per share. The Put was initially exercisable between October 1, 2012 and March 30, 2013 (“Put Exercise Period”). As of June 30, 2012, the put obligation was recorded at a fair value of $5,694,218 in current liabilities in the accompanying consolidated financial statements. If St. George and Dove were to exercise the Put with respect to all of their Shares, assuming that at the time of exercise St. George and Dove own the same number of Shares that they owned at June 30, 2012, then the costs to the Company would have been $3,860,319 and $2,020,595, respectively.

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

  On January 10, 2013, the Company entered into a Fourth Amendment to Voting and Standstill Agreement (the "Fourth Amendment") with St. George and Dove. The Fourth Amendment further amended the Voting and Standstill Agreement dated March 19, 2010, between the Company and St. George, which was previously amended by (i) the Amendment to Voting and Standstill Agreement dated June 7, 2010, (ii) the Agreement to Join the Voting and Standstill Agreement by Dove dated June 7, 2010, (iii) the Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010, (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, and (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012 (as so amended, the "Voting and Standstill Agreement").

  In connection with the Fourth Amendment, St. George and Dove agreed to forbear on exercising their rights to cause the Company to purchase their respective shares of the Company's common stock, and the Company agreed to postpone the "Put Commencement Date" (as defined in the Voting and Standstill Agreement) until October 1, 2013. As a result, the "Put Exercise Period" (as defined in the Voting and Standstill Agreement) will end on March 30, 2014.

On October 9, 2013, the Company entered into a Fifth Amendment to the Voting and Standstill Agreement (the "Fifth Amendment") with St. George and Dove.  The Fifth Amendment further amends the Standstill Agreement dated June 7, 2010, (ii) the Agreement to Join the Voting and Standstill Agreement by Dove dated June 7, 2010, (iii) the Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010, (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012, and (vi) the Fourth Amendment to Voting and Standstill Agreement dated January 10, 2013 (as so amended, the “Voting and Standstill Agreement”).

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

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company’s pending litigation is discussed in “Item 3. Legal Proceedings” and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

NOTE 17 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

On January 30, 2014, the Company and Fifth Third entered into the Fifth Amendment to the Loan and Security Agreement.  The Fifth Amendment modifies 1) the Revolving Loan and Term Note A maturity date from January 31, 2014 to January 31, 2015; 2) amend certain financial covenants; and 3) the principal amount of Term A restated to $900,000 from $2,000,000.

The Loan and Security Agreement, as amended (the “Loan Agreement”) with Fifth Third Bank, contains financial covenants. The Company reported to Fifth Third that the Company will fail to meet financial covenants requiring a Fixed Charge Coverage Ratio in excess of 1.25 to 1 and a Funded Debt Ratio to be less that 1.25 to 1 for the period between January 1, 2014, through March 31, 2014. Pulse System’s failure to cure its breach, continuing for a period of more than 30 days, of the Loan Agreement will constitute an Event of Default under the Note.

On February 14, 2014, the Company's Board of Directors adopted resolutions to change the Company’s fiscal year end to December 31.

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
Exhibit 4.1 to Form 8-K filed June 24, 2010

4.5	Membership Interest Pledge Agreement, dated June 18, 2010, delivered by United American Healthcare Corporation to Fifth Third Bank	Exhibit 4.2 to Form 8-K filed June 24, 2010

4.6	Convertible Promissory Note, dated May 18, 2011 by and among United American Healthcare Corporation and St. George Investments, LLC	Exhibit 4.6 to Form 10-K filed October 13, 2011

4.7	Third Amendment to Loan and Security Agreement, dated June 30, 2011, between Pulse Systems, LLC and Fifth Third Bank	Exhibit 4.7 to Form 10-K filed October 13, 2011

4.8	Promissory Note, dated September 28, 2011 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed October 4, 2011

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
4.9	Promissory Note, dated December 9, 2011 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed December 14, 2011

4.10	Promissory Note, dated February 9, 2012 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed February 15, 2012

4.11	Promissory Note dated May 16, 2012, made by the Company in favor of St George Investments, LLC.	Exhibit 4.1 to form 10-Q filed May 21, 2012

4.12	Fourth Amendment to Loan and Security Agreement dated May 15, 2012, between Pulse Systems, LLC and Fifth Third Bank.	Exhibit 4.2 to form 10-Q filed May 21, 2012

4.13	Term Note A dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.	Exhibit 4.3 to form 10-Q filed May 21, 2012

4.14	Revolving Note dated May 15, 2012, made by Pulse Systems, LLC in favor of Fifth Third Bank.	Exhibit 4.4 to form 10-Q filed May 21, 2012

4.15	Reaffirmation of Pledge Agreement dated May 15, 2012, executed by the Company	Exhibit 4.5 to form 10-Q filed May 21, 2012

4.16	Note Purchase Agreement by and between the Company and St George dated August 14, 2012.	Exhibit 4.1 to form 8-K filed on August 22, 2012

4.17	Secured Promissory Note made by the Company in favor of St George dated August 14, 2012.	Exhibit 4.2 to form 8-K filed on August 22, 2012

4.18	Fourth Amendment to Loan and Security Agreement by and between Pulse and Fifth Third dated August 14, 2012.	Exhibit 4.3 to form 8-K filed on August 22, 2012

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
4.19	Note Purchase Agreement by and between the Company and St George dated August 14, 2012 (Purchase Agreement).	Exhibit 4.1 to form 8-KA filed on August 26, 2012

4.20	Secured Promissory Note made by the Company in favor of St George dated August 14, 2012 (Note #5).	Exhibit 4.2 to form 8-KA filed on August 26, 2012

4.21	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #1).	Exhibit 4.3 to form 8-KA filed on August 26, 2012

4.22	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #2).	Exhibit 4.4 to form 8-KA filed on August 26, 2012

4.23	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #3).	Exhibit 4.5 to form 8-KA filed on August 26, 2012

4.24	First Amendment to Promissory Note by and between the Company and St George dated August 14, 2012 (First Amendment to Note #4).	Exhibit 4.6 to form 8-KA filed on August 26, 2012

4.25	Security Agreement by and between the Company and St George dated August 14, 2012 (St George Security Agreement).	Exhibit 4.7 to form 8-KA filed on August 26, 2012

4.26	Pledge and Security Agreement by and between the Company and St George dated August 14, 2012 (St George Pledge Agreement).	Exhibit 4.8 to form 8-KA filed on August 26, 2012

4.27	Security Agreement by and between Pulse and St George dated August 14, 2012 (Pulse Security Agreement).	Exhibit 4.9 to form 8-KA filed on August 26, 2012

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
4.28	Guaranty made by Pulse in favor of St George dated August 14, 2012 (Pulse Guaranty).	Exhibit 4.10 to form 8-KA filed on August 26, 2012

4.29	Fourth Amendment to Loan and Security Agreement by and between Pulse and Fifth Third dated August 17, 2012 (Fourth Amendment).	Exhibit 4.11 to form 8-KA filed on August 26, 2012

4.30	Revolving Note made by Pulse in favor of Fifth Third dated August 17, 2012 (Revolving Note).	Exhibit 4.12 to form 8-KA filed on August 26, 2012

4.31	Term Note A made by Pulse in favor of Fifth Third dated August 17, 2012 (Term Note A).	Exhibit 4.13 to form 8-KA filed on August 26, 2012

4.32	First Amendment and Reaffirmation of Membership Interest Pledge Agreement by and between the Company and Fifth Third dated August 17, 2012 (First Amendment to Pledge Agreement).	Exhibit 4.14 to form 8-KA filed on August 26, 2012

4.33	Subordination Agreement by and between St George and Fifth Third dated August 17, 2012 (Subordination Agreement).	Exhibit 4.15 to form 8-KA filed on August 26, 2012

4.34	Membership Interest Pledge Agreement made by St George in favor of Fifth Third dated August 17, 2012 (Preferred Unit Pledge Agreement).	Exhibit 4.16 to form 8-KA filed on August 26, 2012

4.35	Settlement Agreement and Mutual Release dated November 14, 2012	Exhibit4.1 to form 10-Q filed on November 18, 2012

4.36	Assignment and Assumption Agreement dated November 14, 2012	Exhibit 4.2 form 10-Q Filed on November 18, 2013

4.37	Promissory Note, dated October 10, 2013 by United American Healthcare Corporation in favor of St. George Investments, LLC	Exhibit 4.1 to Form 8-K filed October 11, 2013.

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
10.1**	Summary of Director Compensation

10.2	Contract #H6934, effective September 29, 2006, by and between Centers for Medicare & Medicaid Services and UAHC Health Plan of Tennessee, Inc. with its Attachment A and Addendum D	Exhibit 10.1 to Form 8-K filed October 16, 2006

10.3	Form of Purchase Agreement, dated as of December 13, 2006, by and among United American Healthcare Corporation and certain investors	Exhibit 10.1 to Form 8-K filed December 15, 2006

10.4**	United American Healthcare Corporation Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2005 and dated November 9, 2006	Exhibit 10.1 to Form 10-Q filed January 25, 2007

10.5**	Amended and Restated United American Healthcare Corporation 1998 Stock Option Plan

10.6**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.68 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.7**	Retention and Severance Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.69 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.8	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and William C. Brooks	Exhibit 10.71 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.9	Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and Stephen D. Harris	Exhibit 10.72 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
10.10	Form of Indemnification Agreement, dated October 30, 2008, by and between United American Healthcare Corporation and each of its non-employee directors	Exhibit 10.74 to Form 10-Q for the Quarter Ended September 30, 2008, filed November 4, 2008

10.11**	Employment Agreement, dated August 28, 2009, by and between the United American Healthcare Corporation and Anita R. Davis.	Exhibit 10.1 to Form 8-K filed August 31, 2009

10.12**	Employment Agreement, dated January 16, 2010, by and between United American Healthcare Corporation and William L. Dennis	Exhibit 10.1 to Form 8-K filed January 21, 2010

10.13	Voting and Standstill Agreement, dated March 19, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.1 to Form 8-K filed March 22, 2010

10.14	Amendment to Voting and Standstill Agreement, dated June 7, 2010, by and between United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010

10.15	Agreement to Join the Voting and Standstill Agreement, dated June 7, 2010, by and among The Dove Foundation, United American Healthcare Corporation and St. George Investments, LLC	Exhibit 10.2 to Form 8-K filed June 24, 2010

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
Exhibit 10.20 to Form 10-K filed October 13, 2011

10.21	Third Amendment to Voting and Standstill Agreement dated May 15, 2012, between the Company, St George Investments, LLC and The Dove Foundation	Exhibit 10.1 to Form 10-Q filed May 21, 2012

10.22	Fourth Amendment to Voting and Standstill Agreement	Exhibit 10.1 to form 8-K filed on January 10, 2013

10.23	Fifth Amendment to Voting and Standstill Agreement dated October 9, 2013	Exhibit 10.1 to form 8-K filed on October 15, 2013

21	Subsidiaries of the Registrant		*

23	Consents of Independent Registered Public Accounting Firms		*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350		*

Exhibit Number	Description of Document	Incorporated Herein By Reference To	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350		*

** Indicates a management contract or compensatory arrangement required to be filed