Form 10-Q
period 2014-03-31
UNITED AMERICAN HEALTHCARE CORP
filed 2014-06-25
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Michigan	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  (313) 393-4571

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

The number of outstanding shares of registrant’s common stock as of June 1, 2014 is 18,292,766.

United American Healthcare Corporation

Form 10-Q

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$107	$335
Accounts receivable, net	730	483
Inventories	563	647
Prepaid expenses and other	137	117
Total current assets	1,537	1,582

Goodwill	10,228	10,228
Property and equipment, net	1,645	1,730
Other intangibles, net	1,305	1,413
Other assets	242	242
Total assets	$14,957	$15,195
Liabilities and Shareholders’ Equity
Current liabilities
Put obligation on common stock	$5,694	$5,694
Redeemable preferred member units of subsidiary, current portion and net of discount	3,166	3,082
Long-term debt, current portion	733	1,150
Accounts payable	767	646
Accrued expenses	231	212
Other current liabilities	100	103
Total current liabilities	10,691	10,887

Long-term debt, less current portion	1,980	1,567
Deferred tax liability	301	301
Capital lease obligations, less current portion	143	163
Total liabilities	$13,115	$12,918

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 25,000,000 shares authorized; 18,292,766 shares issued and outstanding at both March 31, 2014 and December 31, 2013	19,064	19,064
Additional paid in capital	2,273	2,273
Accumulated deficit	(19,495)	(19,060)
Total shareholders’ equity	1,842	2,277
Total liabilities and shareholders’ equity	$14,957	$15,195

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Contract manufacturing revenue	$1,630	$2,225

Operating Expenses
Cost of contract manufacturing services	$1,322	$1,156
Marketing, general and administrative	633	667
Total operating expenses	1,955	1,823
Operating income (loss)	(325)	402
Discount on preferred member units of subdiary	(84)	(84)
Interest and other income (expense), net	(37)	(29)
Income (loss) from continuing operations, before income tax	(446)	289
Income tax expense	-	-
Income (Loss) from continuing operations	(446)	289
Discontinued Operations
Income from discontinued operations	11	17
Income tax expense from discontinued operations	-	-
Income from discontinued operations	11	17

Net Income (Loss)	$(435)	$306

Continuing Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$(0.02)	$0.02
Weighted average shares outstanding	18,293	11,818

Discontinued Operations:
Net income per common share – basic and diluted
Net income per common share	$0.00	$0.00
Weighted average shares outstanding	18,293	11,818

Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$(0.02)	$0.02
Weighted average shares outstanding	18,293	11,818

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$(435)	$306
Less: Net income from discontinued operations	11	17
Net income (loss) from continuing operations	(446)	289
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	203	190
Discount on preferred member units of subdiary	84	84
Change in fair value of interest rate swap	—	9
Net changes in other operating assets and liabilities	(46)	(422)
Net cash provided by (used in) operating activities of continuing operations	(205)	150
Net cash provided by operating activities of discontinued operations	11	17
Net cash provided (used in) by operating activities	(194)	167

Investing activities
Purchase of equipment	(10)	—
Net cash used in investing activities by continuing operations	(10)	—
Net cash provided by investing activities by discontinued operations	—	—
Net cash used in investing activities	(10)	—

Financing activities
Payments of long-term debt	(167)	(167)
Payments of line of credit	(1,263)	(726)
Proceeds from line of credit	1,426	750
Payment on capital lease obligation	(20)	(19)
Net cash used in financing activities by continuing operations	(24)	(162)
Net cash used in financing activities by discontinued operations	—	-
Net cash used in financing activities	(24)	(162)

Net increase (decrease) in cash and cash equivalents	(228)	5
Cash and cash equivalents at beginning of period	335	11
Cash and cash equivalents at end of period	$107	$16

Supplemental disclosure of cash flow information:
Interest paid	$30	$39

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTE 1 – DESCRIPTION OF BUSINESS

United American Healthcare Corporation (the “Company” or “UAHC”) was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985.

Since June 18, 2010, UAHC has provided contract manufacturing services to the medical device industry, with a focus on precision laser-cutting capabilities and the processing of thin-wall tubular metal components, sub-assemblies and implants, primarily in the cardiovascular market.  The contract manufacturing services are provided by the Company the Company's wholly-owned subsidiary, Pulse Systems, LLC (referred to as "Pulse Systems" or "Pulse".) See Note 4 for discussion of Pulse acquisition.

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

For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Company’s managed care business is classified as discontinued operations.  On December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company had performed substantially all of its contractual obligations.

On February 14, 2014, the Company's Board of Directors adopted  resolutions to change the Company's fiscal year end to December 31.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the three months are not necessarily indicative of the results of operations expected for the full year ended December 31, 2014 (“2014”) or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-KT filed with the Securities and Exchange Commission (“SEC”) on April 16, 2014.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There was no goodwill impairment charges recorded during the three months ended March 31, 2014 or 2013.

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at March 31, 2014 and December 31, 2013, (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$271	286
Work in process	256	319
Finished goods	36	42
Inventories	$563	647

c.	Other Intangibles. Intangibles assets are amortized over their estimated useful lives using the straight-line method. The following is a summary of intangible assets subject to amortization as of March 31, 2014 and December 31, 2013, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	March 31,	December 31,
	2014	2013
Customer list	$2,927	2,927
Less: accumulated amortization	(1,622)	(1,514)
Other intangible assets, net	$1,305	1,413

Amortization expense was $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

d.	Fair Value Measurements. To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013:

March 31, 2014	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Put obligation on common stock	$-	$5,694	$-	$5,694

December 31, 2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Put obligation on common stock	$-	$5,694	$-	$5,694

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

	For the Three Months Ended March 31,
	2014	2013
Revenues	$—	$—
Income from discontinued operations, before income taxes	11	17

NOTE 6 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at March 31, 2014, and December 31, 2013, respectively (in thousands):

	March 31,	December 31,
	2014	2013
Notes payable to bank	$733	$900
Notes payable to related party	1,567	1,567
Revolving loan	413	250
Total debt	2,713	2,717
Less: current portion	(733)	(1,150)
Total long-term debt	$1,980	$1,567

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million. At March 31, 2014 and December 31, 2013, there was $0.4 million and $0.3 million outstanding, respectively. The revolving loan matures January 31, 2015 and bears interest at LIBOR plus 3.75%. In addition, a $0.9 million term loan, with a remaining balance of $0.7 million as of March 31, 2014 and $0.9 million as of December 31, 2013 respectively. The term loan interest is payable monthly and as of March 31, 2014 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2014. The term loan effective interest rate is 4.19% as of March 31, 2014. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.  See Note 16 for subsequent events related to the notes payable.

The Loan Agreement contains financial covenants.  At March 31, 2014, the Company was in default in certain financial covenants within the Loan Agreement.  Specifically, at March 31, 2014, the Company failed to maintain a Fixed Charge Coverage Ratio in excess of 1.25 to 1.0, and the Company failed to maintain a Funded Debt to Adjusted EBITDA Ratio to be less than 1.25 to 1 at March 31, 2014.   See also Note 16 – Subsequent Events for additional discussion.

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

Interest expense was approximately $38,000 and $39,000 for three months ended March 31, 2014 and 2013, respectively.  Accrued interest as of March 31, 2014 was $7,800. There was no accrued interest as of December 31, 2013.

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2014 and December 31, 2013 condensed balance sheets at a value of approximately $3.1 million and $2.9 million, respectively. The reported amounts are net of the 12% discount. The $84,000 impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations for the three months ended March 31, 2014 and 2013, respectively.

NOTE 9 – NET LOSS PER COMMON SHARE

Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the three months ended March 31, 2014, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 10 –COMPREHENSIVE LOSS

There were no other items of comprehensive income or loss, resulting in comprehensive income being the same amount as net income for the three months ended March 31, 2014 and 2013.

NOTE 11 –SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company's consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. There was no stock-based compensation expense for the three months ended March 31, 2014 and 2013.

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

On November 14, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with various parties (collectively, the “Parties”), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership (“STEP”), Bruce R. Galloway (“Galloway”), St. George Investments, LLC, an Illinois limited liability company (“St. George”), John M. Fife (“Fife”), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President.  Under the Settlement Agreement, the Company paid $125,410 to STEP on November 14, 2012.  The Company also agreed to assign to STEP the rights to the sale proceeds of certain artwork with a value of $58,500, of which the first installment and second installment totaling $22,500 were paid on November 14, 2012.  The Company also assigned to STEP the right to receive an aggregate amount of up to $41,500 in net proceeds from the sale of certain other artwork or from the release of money from an escrow account maintained with the State of Tennessee, whichever occurs first.  In exchange for these payments and assignments, which total $225,410, STEP, Galloway and their affiliates have released UAHC from making the $225,410 payment required under the Reimbursement Agreement. See Note 16 for additional discussion.

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). See Note 13 for additional information on the Standstill Agreement.

Management Services Agreement

The Company incurred expenses of approximately $52,000 and $49,000 for the three months ended March 31, 2014 and 2013 respectively related to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

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

In connection with the Fourth Amendment, St. George and Dove have agreed to forbear on exercising their rights to cause the Company to purchase their respective shares of the Company's common stock, and the Company has agreed to postpone the "Put Commencement Date" (as defined in the Voting and Standstill Agreement) until October 1, 2013.  As a result, the "Put Exercise Period" (as defined in the Voting and Standstill Agreement) was to end on March 30, 2014.

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

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company except for the following:

Aduro Laser

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

NOTE 15 – UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations, for the three months March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013, is as follows (in thousands):

Three Months Ended March 31, 2014	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$1,630	$	−	$1,630
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$1,630	$	−	$1,630
Loss from continuing operations, before income taxes		$(137)	$(309)	$	−	$(446)
As of March 31, 2014
Segment assets		$9,794	$14,705		$(9,542)	$14,957

Three Months Ended March 31, 2013	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$6,059	$	−	$6,059
Revenue – intersegment		−	−		−
Total revenue	$	−	$6,059	$	−	$6,059
Earnings (loss) from continuing operations, before income taxes		$(589)	$883	$	−	$294
As of December 31, 2013
Segment assets		$10,187	$14,944		$(9,936)	$15,195

1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 16 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

On April 21, 2014, UHY Advisors MI Inc. and UHY LLP ("UHY") filed a complaint against the Company for alleged breach of contract.  UHY is seeking damages of approximately $102,000 from the company.

In April of 2014, following notice of default of financial covenants, Fifth Third Bank demanded a pay down on the outstanding balances of the Term loan and the Revolving loan which in May of 2014 had outstanding balances of $733,333 and $420,000, respectively.   Fifth Third Bank has agreed to allow the Company to make the following payments: (i) $233,333 payment on the Term loan to be made by May 15, 2014, (ii) an approximately $500,000 payment to extinguish the remaining balance of the Term loan on or before July 31, 2014, and (iii) a payment on the Revolving loan (not to exceed $500,000) on or before July 31, 2014.   The initial Term loan payment of $233,333 was made on May 14, 2014, and the Bank is preparing an additional amendment to the Loan Agreement to cover the default and the liquidation of all borrowings on or before July 31, 2014.  The Company is currently evaluating sources of funds for the July payments.

The Reimbursement Agreement calls for a payment of $41,500 from either sale of artwork or from release of money from an escrow account maintained with the State of Tennessee, whichever to occur first.  On May 14, 2014, a check in the amount of $246,265 was received from the State of Tennessee of which$235,000 was transferred to Pulse Systems LLC as a capital contribution to fund the required May 15, 2014 payment of $233,333 due on the defaulted Term loan.  As such, the Company did not have any available funds to meet its obligations under the reimbursement agreement.

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs concerning future events, including statements regarding future plans and strategy for our business, earnings and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs. We caution that although forward-looking statements reflect our good faith beliefs and reasonable judgment based upon current information, these statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, because of risks, uncertainties, and factors including, but not limited, to: changes in the medical device and healthcare industry; the ongoing impacts of the U.S. recession; the continuing impacts of the global credit and financial crisis; and other changes in general economic conditions. Other risks and uncertainties are detailed from time to time in our reports filed with the SEC, and in particular those set forth under “Risk Factors” in our Transitional Report on Form 10KT for fiscal December 31, 2013.  Given such uncertainties, you should not place undue reliance on any such forward-looking statements.  The forward-looking statements included in this report are made as of the date hereof.  Except as required by law, we may not update these forward-looking statements, even if new information becomes available in the future.

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

Operating Results
For the Three Months Ended March 31, 2014 Compared
to the Three Months Ended  March 31, 2013

Total operating revenues decreased $0.6 million to $1.6 million for the three months ended March 31, 2014, compared $2.2 million for the three months ended March 31, 2013. The decrease in sales is due to decreased customer orders.

Cost of contract manufacturing services increased by $0.1 million to $1.3 million for the three months ended March 31, 2014 compared to $1.2 million for the three months ended March 31, 2013.  The increase in cost of manufacturing services is primarily due to the change in product mix of orders to products with higher material costs. In addition, the labor costs increased slightly due to modest wage increases and higher medical benefit costs.

Marketing, general and administrative expenses decreased by $34,000 to $633,000 for the three months ended March 31, 2014 compared to $667,000 for the three months ended March 31, 2013.

Total operating expenses increased $0.1 million to $1.9 million for the three months ended March 31, 2014 compared to $1.8 for the three months ended March 31, 2013.

There was no income tax expense for the three months ended March 31, 2014 and March 31, 2013.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations was $0.4 million, or ($0.02) per basic share, for the quarter ended March 31, 2014, compared to income from continuing operations of $0.3 million, or $0.02 per basic share, for the quarter ended March 31, 2013.

Income from discontinued operations was $11,000 or $0.00 per basic share for the quarter ended March 31, 2014, compared to income from discontinued operations of $17,000, or $0.00 per basic share for the quarter ended March 31, 2013.

Net loss was $0.4 million or ($0.02) per basic share for the quarter March 31, 2014 compared to net income of $0.3 million, or $0.02 per basic share for the quarter ended March 31, 2013.

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

At March 31, 2014, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.1 million, compared to $0.3 million at December 31, 2013 and net negative working capital of $9.2 million, compared to net negative working capital of $9.3 million at December 31, 2013. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company’s put obligation, as described further in Note 13 to the Unaudited Consolidated Financial Statements accompanying this report. In addition, the Company’s subsidiary, Pulse Systems, LLC, may go into default on its obligation to make redemption payments on its preferred units, as described in Notes 7 the Unaudited Consolidated Financial Statements accompanying this report. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net cash used in operating activities of $0.2 million in the three months ended March 31, 2014 was primarily due to decrease of accounts receivables.   Net cash used in investing activities of $10,000 for the three months ended March 31, 2013 was due to equipment purchases. Cash used in financing activities of $24,000 for the three months ended March 31, 2014 was primarily attributable to payments made to the notes payable to a bank, offset by proceeds from line of credit. Decrease in cash was $228,000 compared to an increase in cash of $5,000 for the three months ended March 31, 2014 and 2013, respectively.

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million. At March 31, 2014 and December 31, 2013, there was $0.4 million and $0.3 million outstanding, respectively. The revolving loan matures January 31,2015 and bears interest at LIBOR plus 3.75%. In addition, a $0.9 million term loan, with a remaining balance of $0.7 million as of March 31, 2014 and $0.9 million as of December 31, 2013 respectively. The term loan interest is payable monthly and as of March 31, 2014 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2014. The term loan effective interest rate is 4.19% as of March 31, 2014. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.  See Note 16 for subsequent events related to this term loan.

The Loan Agreement contains financial covenants.  At March 31, 2014, the Company was in default in certain financial covenants within the Loan Agreement.  Specifically, at March 31, 2014, the Company failed to maintain a Fixed Charge Coverage Ratio in excess of 1.25 to 1.0, and the Company failed to maintain a Funded Debt to Adjusted EBITDA Ratio to be less than 1.25 to 1 at March 31, 2014.   See also Note 16 – Subsequent Events for additional discussion.

The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of March 31, 2014, then the costs to the Company would be $10,916,319 and $3,123,095, respectively.  The put exercise period runs from October 1, 2014, through March 30, 2015.  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, Chief Executive Officer and President.  For further details, see Note 13 to the Financial Statements accompanying this report.

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the March 31, 2014 and December 31, 2013 condensed balance sheets at a value of approximately $3.1 million and $2.9 million, respectively. The reported amounts are net of the 12% discount. The $84,000 impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations for the three months ended March 31, 2014 and 2013, respectively.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Aduro Laser

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

UHY

On April 21, 2014, UHY Advisors MI Inc. and UHY LLP ("UHY") filed a complaint against the Company for alleged breach of contract.  UHY is seeking damages of approximately $102,000 from the company.

Item 1A.	Risk Factors

Other than discussed below, there are no material changes to the risk factors previously disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-KT for the year ended December 31, 2013 and otherwise subsequently disclosed in our reports filed with the SEC. You should carefully consider the risks and uncertainties we describe in such report and in other reports filed or furnished thereafter with the SEC before deciding to invest in or retain shares of our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results or liquidity could be materially and adversely affected.

We expect that we will require additional capital within the next 6 months.

Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during calendar year 2014. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors.   Any such equity financing may result in significant dilution of the Company’s existing shareholders.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

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

United American Healthcare Corporation

Date: June 9, 2014	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2014	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)