Form 10-Q
period 2014-06-30
UNITED AMERICAN HEALTHCARE CORP
filed 2014-11-04
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 East Wacker Drive, Suite 1200
Chicago, Illinois 60601
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  (313) 393-4571

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
 Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.  (Check one)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes  ☐  No  ☒.

The number of outstanding shares of registrant’s common stock as of October 31, 2014 is 33,042,766.

United American Healthcare Corporation

Form 10-Q

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

  United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$128	$335
Accounts receivable, net	1,071	483
Inventories	593	647
Prepaid expenses and other	122	117
Total current assets	1,914	1,582

Goodwill	10,228	10,228
Property and equipment, net	1,548	1,730
Other intangibles, net	1,197	1,413
Other assets	242	242
Total assets	$15,129	$15,195
Liabilities and Shareholders’ Equity
Current liabilities
Put obligation on common stock	$5,694	$5,694
Redeemable preferred member units of subsidiary, current portion and net of discount	3,249	3,082
Long-term debt, current portion	838	1,150
Accounts payable	965	646
Accrued expenses	285	212
Other current liabilities	83	103
Total current liabilities	11,114	10,887

Long-term debt, less current portion	1,567	1,567
Deferred tax liability	301	301
Capital lease obligations, less current portion	123	163
Total liabilities	$13,105	$12,918

Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 25,000,000 shares authorized; 18,292,766 shares issued and outstanding at both June 30, 2014 and December 31, 2013	19,064	19,064
Additional paid in capital	2,273	2,273
Accumulated deficit	(19,313)	(19,060)
Total shareholders’ equity	2,024	2,277
Total liabilities and shareholders’ equity	$15,129	$15,195

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Contract manufacturing revenue	$2,140	$2,430	$3,770	$4,655

Operating Expenses
Cost of contract manufacturing services	$1,274	1,450	$2,598	$2,606
Marketing, general and administrative	825	702	1,455	1,369
Total operating expenses	2,099	2,152	4,053	3,975
Operating income (loss)	41	278	(283)	680
Discount on preferred member units of subdiary	(83)	(83)	(167)	(167)
Interest and other income (expense), net	(27)	(30)	(64)	(59)
Income (loss) from continuing operations, before income tax	(69)	165	(514)	454
Income tax expense	-	-	-	-
Income (loss) from continuing operations	(69)	165	(514)	454
Discontinued Operations
Income (loss) from discontinued operations	250	(16)	261	1
Income tax expense from discontinued operations	-	-	-	-
Income (loss) from discontinued operations	250	(16)	261	1

Net Income (loss)	$181	$149	$(253)	$455

Continuing Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$0.00	$0.01	$(0.03)	$0.04
Weighted average shares outstanding	18,293	11,906	18,293	11,906
Discontinued Operations:
Net income (loss) per common share – basic and diluted
Net income per common share	$0.01	$(0.00)	$0.01	$0.00
Weighted average shares outstanding	18,293	11,906	18,293	11,906

Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$0.01	$0.01	$(0.01)	$0.04
Weighted average shares outstanding	18,293	11,906	18,293	11,906

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income (loss)	$(253)	$455
Less: Net income from discontinued operations	261	1
Net income (loss) from continuing operations	(514)	454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	393	393
Discount on preferred member units of subdiary	167	167
Change in fair value of interest rate swap	—	(38)
Net changes in other operating assets and liabilities	(167)	(382)
Net cash provided by (used in) operating activities of continuing operations	(121)	594
Net cash provided by operating activities of discontinued operations	261	1
Net cash provided (used in) by operating activities	140	595

Investing activities
Proceeds from sale of equipment	19	—
Purchase of equipment	(14)	(441)
Net cash provided by (used) in investing activities by continuing operations	5	(441)
Net cash provided by investing activities by discontinued operations	—	—
Net cash provided by (used in) investing activities	5	(441)

Financing activities
Payments of long-term debt	(567)	(333)
Payments of line of credit	(2,765)	(1,757)
Proceeds from line of credit	3,020	2,052
Payments on capital lease obligation	(40)	(57)
Net cash used in financing activities by continuing operations	(352)	(95)
Net cash used in financing activities by discontinued operations	—	—
Net cash used in financing activities	(352)	(95)

Net increase (decrease) in cash and cash equivalents	(207)	59
Cash and cash equivalents at beginning of period	335	11
Cash and cash equivalents at end of period	$128	$70

Supplemental disclosure of cash flow information:
Interest paid	$61	$431

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTE 1 – DESCRIPTION OF BUSINESS

United American Healthcare Corporation (the “Company” or “UAHC”) was incorporated in Michigan on December 1, 1983 and commenced operations in May 1985.  See Note 15 for additional discussion of the Company's state of re-incorporation.
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

On February 14, 2014, the Company's Board of Directors adopted resolutions to change the Company's fiscal year end to December 31.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the six months are not necessarily indicative of the results of operations expected for the full year ended December 31, 2014 (“2014”) or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-KT filed with the Securities and Exchange Commission (“SEC”) on April 16, 2014.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There was no goodwill impairment charges recorded during the six months ended June 30, 2014 or 2013.

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at June 30, 2014 and December 31, 2013, (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$173	286
Work in process	390	319
Finished goods	30	42
Inventories	$593	647

c.	Other Intangibles. Intangibles assets are amortized over their estimated useful lives using the straight-line method. The following is a summary of intangible assets subject to amortization as of June 30, 2014 and December 31, 2013, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	June 30,	December 31,
	2014	2013
Customer list	$2,927	2,927
Less: accumulated amortization	(1,730)	(1,514)
Other intangible assets, net	$1,197	1,413

Amortization expense was $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

d.	Fair Value Measurements. To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013:

June 30, 2014	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Put obligation on common stock	$-	$5,694	$-	$5,694

December 31, 2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Put obligation on common stock	$-	$5,694	$-	$5,694

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

In connection with the acquisition of the Pulse common units, Pulse entered into a redemption agreement with the holders of its preferred units to redeem the preferred units for $3.99 million. Pulse was allowed to redeem the preferred units only if UAHC made additional cash equity contributions to Pulse in an amount necessary to fully fund each such redemption. UAHC funded an initial payment of $1.75 million to the preferred unit holders on June 18, 2010. Pulse agreed to redeem the remaining preferred units over a two-year period ending in June 2012. Finally, as an additional condition of closing, UAHC funded a $750,000 payment toward Pulse’s outstanding term loan with a bank and pledged all of the common units of Pulse to the bank as additional security for the remaining $4.25 million outstanding under the loan. The initial payment of $1.75 million to the preferred unit holders and the $750,000 payment to the bank by UAHC were considered additional consideration for the acquisition of Pulse. The funding of the remaining redemption payments totaling $2.24 million and the assumption of Pulse’s revolving and term loans are not included in the $9.46 million purchase price listed above.

The Company finalized its valuation of all assets acquired during the six months ended September 30, 2010, primarily related to long-lived tangible and intangible assets and restated the balance sheet at June 30, 2010 to reflect the final purchase price allocation.

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

From January 2007 to December 2009, UAHC-TN served as a Medicare contractor with CMS. The contract authorized UAHC-TN to offer a SNP to its eligible members in Shelby County, Tennessee (including the City of Memphis), and to operate a Voluntary Medicare Prescription Drug Plan.  The Company did not seek renewal of the Medicare contract, which expired December 31, 2009. The Company completed the wind down of the Medicare business during the six months ended December 31, 2010.

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

	For the Six Months Ended June 30,
	2014	2013
Revenues	$—	$—
Income from discontinued operations, before income taxes	261	1

NOTE 6 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at June 30, 2014, and December 31, 2013, respectively (in thousands):

	June 30,	December 31,
	2014	2013
Notes payable to bank	$334	$900
Notes payable to related party	1,567	1,567
Revolving loan	504	250
Total debt	2,405	2,717
Less: current portion	(838)	(1,150)
Total long-term debt	$1,567	$1,567

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million. At June 30, 2014 and December 31, 2013, there was $0.5 million and $0.3 million outstanding, respectively. The revolving loan matures January 31, 2015 and bears interest at LIBOR plus 3.75%. In addition, a $0.9 million term loan, with a remaining balance of $0.3 million as of June 30, 2014 and $0.9 million as of December 31, 2013 respectively. The term loan interest is payable monthly and as of June 30, 2014 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2014. The term loan effective interest rate is 4.19% as of June 30, 2014. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At June 30, 2014, the Company was in default in certain financial covenants within the Loan Agreement.  Specifically, at June 30, 2014, the Company failed to maintain a Fixed Charge Coverage Ratio in excess of 1.25 to 1.0, and the Company failed to maintain a Funded Debt to Adjusted EBITDA Ratio to be less than 1.25 to 1 at June 30, 2014. In April of 2014, following notice of default of financial covenants at March 31, 2014, Fifth Third Bank demanded a pay down on the outstanding balances of the Term loan and the Revolving loan which in May of 2014 had outstanding balances of $733,333 and $420,000, respectively. The Company made $400,000 in payments on the Term loan.  The remaining Term loan balance of $333,000 was due or before July 31, 2014. In addition, the Revolving loan balance was due or before July 31, 2014.   See Note 15 for additional discussion.

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

Interest expense was approximately $0.1 million and $0.4 million for six months ended June 30, 2014 and 2013, respectively.  Accrued interest as of June 30, 2014 was $5,700. There was no accrued interest as of December 31, 2013.

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the June 30, 2014 and December 31, 2013 condensed balance sheets at a value of approximately $3.2 million and $3.1 million, respectively. The reported amounts are net of the 12% discount. The $83,000 impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8 – NET LOSS PER COMMON SHARE
Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the six months ended June 30, 2014, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 9 –COMPREHENSIVE LOSS

There were no other items of comprehensive income or loss, resulting in comprehensive income being the same amount as net income for the six months ended June 30, 2014 and 2013.

NOTE 10 –SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company's consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. There was no stock-based compensation expense for the six months ended June 30, 2014 and 2013.

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

On November 14, 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with various parties (collectively, the “Parties”), including Strategic Turnaround Equity Partners, L.P. (Cayman), a Cayman Islands limited partnership (“STEP”), Bruce R. Galloway (“Galloway”), St. George Investments, LLC, an Illinois limited liability company (“St. George”), John M. Fife (“Fife”), and several of their respective affiliates. St. George is controlled by Mr. John M. Fife, who is the Company’s Chairman, CEO and President.  Under the Settlement Agreement, the Company paid $125,410 to STEP on November 14, 2012.  The Company also agreed to assign to STEP the rights to the sale proceeds of certain artwork with a value of $58,500, of which the first installment and second installment totaling $22,500 were paid on November 14, 2012.  The Company also assigned to STEP the right to receive an aggregate amount of up to $41,500 in net proceeds from the sale of certain other artwork or from the release of money from an escrow account maintained with the State of Tennessee, whichever occurs first.  In exchange for these payments and assignments, which total $225,410, STEP, Galloway and their affiliates have released UAHC from making the $225,410 payment required under the Reimbursement Agreement. The Reimbursement Agreement calls for a payment of $41,500 from either sale of artwork or from release of money from an escrow account maintained with the State of Tennessee, whichever to occur first.  See Note 15 for additional discussion.

Standstill Agreement
On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”). See Note 12 for additional information on the Standstill Agreement.

Management Services Agreement

The Company incurred expenses of approximately $66,000 and $73,000 for the six months ended June 30, 2014 and 2013 respectively related to Wacker Services, Inc. an affiliate Company, for consulting services and reimbursements for consulting, rent, and utilities of shared office space.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09 - Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. generally accepted accounting principles (GAAP). The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for the Company in the first quarter of 2017. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the potential effects of the adoption of this ASU on our financial statements.

NOTE 14 – UNAUDITED SEGMENT FINANCIAL INFORMATION
Summarized financial information for the Company’s principal operations, for the six months June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2012, is as follows (in thousands):
Six Months Ended June 30, 2014	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$3,770	$	−	$3,770
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$3,770	$	−	$3,770
Loss from continuing operations, before income taxes		$(262)	$(252)	$	−	$(514)
As of June 30, 2014
Segment assets		$10,001	$14,879		$(9,751)	$15,129

Six Months Ended June 30, 2013	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$4,655	$	−	$4,655
Revenue – intersegment		−	−		−
Total revenue	$	−	$4,655	$	−	$4,655
Earnings (loss) from continuing operations, before income taxes		$(287)	$784	$	−	$497
As of December 31, 2012
Segment assets		$10,831	$15,572		$(10,580)	$15,823
1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry

NOTE 15 – SUBSEQUENT EVENTS
The Company has performed a review of events subsequent to the balance sheet date.
On July 7, 2014,  the Pulse Systems issued a Promissory Note in favor of Wacker Services Corp ("Wacker") in exchange for a loan in the amount of $300,000 made by Wacker  to Pulse Systems. The loan is payable on September 30, 2014 with interest of 8% per annum.

Effective July 31, 2014, the Loan and Security Agreement between Fifth Third Bank and Pulse Systems was amended due to an event of default by the Company.  The amended agreement requires repayment of the Revolving Note, which has a maximum loan amount of $500,000 and the Term loan with a principal sum of $333,333 on or before August 15, 2014.

On July 31, 2014, the Company made a final settlement payment to STEP in the amount of $36,500.  There are no additional amounts due under the Settlement Agreement.

On August 1, 2014, the Company converted from a Michigan corporation into a Nevada corporation (the “Conversion”).  The Conversion was effected by the filing of a Certificate of Conversion with the Michigan Department of Licensing and Regulatory Affairs on July 28, 2014, and Articles of Conversion with the Nevada Secretary of State on July 30, 2014, in each case with an effectiveness date of August 1, 2014.  The Conversion was approved by the shareholders of the Company at a meeting of the shareholders held on December 13, 2013. In connection with the Conversion, the Company also filed with the Nevada Secretary of State on July 30, 2014, a Plan of Conversion and Articles of Incorporation that are substantially identical to the proposed Plan of Conversion and Articles of Incorporation which were furnished as exhibits to the Company’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2013.  In addition, the Bylaws of United American Healthcare Corporation, a Nevada corporation, are substantially identical to the proposed Bylaws which were furnished as exhibits to the Company’s Definitive Proxy Statement on Schedule 14A filed on November 1, 2013.

On August 15, 2014, Tonaquint, Inc., a Utah corporation (the “Buyer”), entered into a Non-Recourse Loan Sale Agreement with Fifth Third Bank, an Ohio banking corporation, as successor by merger to Fifth Third Bank, a Michigan banking corporation (the “Seller”). The Buyer is an affiliate of John Fife, CEO, President, and Chairman of the Board of Directors of United American Healthcare Corporation. Pursuant to the terms of the Non-Recourse Loan Sale agreement, the Buyer purchased the debt that the Company owes to the Seller for approximately $753,000.

On August 22, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State, increasing the number of authorized shares of common stock of the Company to 150 million.Accordingly, Article 3 of the Articles of Incorporation of the Company has been amended to read:
"The total number of shares of capital stock that the Corporation is authorized to issue is One Hundred and Fifty Five Million (155,000,000) shares, of which (i) Five Million (5,000,000) shares are designated as preferred stock, par value $0.001 per share, and (ii) One Hundred and Fifty Million (150,000,000) shares are designated as common stock, par value $0.001 per share."

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

For all periods presented in the accompanying unaudited condensed consolidated statements of operations, the Company’s managed care business has been classified as discontinued operations.  Starting at December 31, 2010, the Company reclassified the managed care services of UAHC-TN to discontinued operations based on the fact that the Company completed substantially all of its contractual obligations as of December 31, 2010.

Acquisition of Pulse Systems, LLC

On June 18, 2010, the Company entered into a Securities Purchase Agreement and a Warrant Purchase Agreement to acquire 100% of the outstanding common units and warrants to purchase common units of Pulse. See Note 4 to the Notes to the Unaudited Condensed Consolidated Financial Statements for additional discussion of the purchase terms.

Operating Results

For the Three Months Ended June 30, 2014 Compared
to the Three Months Ended  June 30, 2013

Total contract manufacturing services decreased $0.3 million to $2.1 million for the three months ended June 30, 2014, compared $2.4 million for the three months ended June 30, 2013. The decrease in contract manufacturing services is due to decreased customer orders.

Cost of contract manufacturing services decreased by $0.2 million to $1.3 million for the three months ended June 30, 2014 compared to $1.5 million for the three months ended June 30, 2013.  The decrease in cost of contract manufacturing is due to the decrease in contract manufacturing services.

Marketing, general and administrative expenses increased by $0.1 million to $0.8 million for the three months ended June 30, 2014 compared to $0.7 million for the three months ended June 30, 2013.  The increase in marketing, general and administrative expenses in primarily due to increased legal fees.

Total operating expenses decreased by $0.1 million to $2.1 million for the three months ended June 30, 2014 compared to $2.2 for the three months ended June 30, 2013. The decrease in primarily due to the decrease in cost of contract manufacturing services.

There was no income tax expense for the three months ended June 30, 2014 and June 30, 2013.  The Company’s effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations was $69,000, or ($0.00) per basic share, for the quarter ended June 30, 2014, compared to income from continuing operations of $0.1 million, or $0.01 per basic share, for the quarter ended June 30, 2013.

Income from discontinued operations was $250,000 or $0.01 per basic share for the quarter ended June 30, 2014, compared to loss from discontinued operations of $16,000, or $0.00 per basic share for the quarter ended June 30, 2013. The increase in income from discontinued operations is due to the receipt of escrow funds from the State of Tennessee related to the TennCare contract.

Net income was $0.2 million or $0.01 per basic share for the quarter June 30, 2014 compared to net income of $0.1 million, or $0.01 per basic share for the quarter ended June 30, 2013.

For the Six Months Ended June 30, 2014 Compared
to the Six Months Ended  June 30, 2013

Contract manufacturing services decreased $0.9 million to $3.7 million for the six months ended June 30, 2014, compared $4.7 million for the six months ended June 30, 2013. The decrease in sales is due to decreased customer orders.

Cost of contract manufacturing services essentially remained the same at $2.6 million for the six months ended at both June 30, 2014 and 2013.  The decrease in cost of manufacturing services resulting from the decrease in contracting manufacturing services if offset by the change in product mix of orders to products with higher material costs. In addition, the labor costs increased slightly due to modest wage increases and higher medical benefit costs.

Marketing, general and administrative expenses increased by $0.1 million to $1.5 million for the six months ended June 30, 2014 compared to $1.4 million for the six months ended June 30, 2013.  The increase in marketing, general and administrative expenses in primarily due to increased legal fees.

Total operating expenses increased $0.1 million to $4.1 million for the six months ended June 30, 2014 compared to $4.0 for the six months ended June 30, 2013.

There was no income tax expense for the six months ended June 30, 2014 and June 30, 2013.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations was $0.5 million, or ($0.03) per basic share, for the six months ended June 30, 2014, compared to income from continuing operations of $0.5 million, or $0.04 per basic share, for the six months ended June 30, 2013.

Income from discontinued operations was $261,000 or $0.00 per basic share for the six months ended June 30, 2014, compared to income from discontinued operations of $1,000, or $0.00 per basic share for the six months ended June 30, 2013. The increase in income from discontinued operations is due to the receipt of escrow funds from the State of Tennessee related to the TennCare contract.

Net loss was $0.3 million or ($0.01) per basic share for the six months ended June 30, 2014 compared to net income of $0.5 million, or $0.04 per basic share for the six months ended June 30, 2013.

Liquidity and Capital Resources

Capital resources, which for us are primarily cash from operations and the Pulse debt facility, are required to maintain our current operations and to fund planned capital spending and other commitments and contingencies. The Company's ability to maintain adequate amounts of cash to meet its future cash needs depends on a number of factors, particularly including controlling corporate overhead costs. Market conditions may continue to limit our sources of funds for these activities and our ability to refinance our debt obligations at their present interest rates and other terms.   The Company expects that it will require additional capital within the next 6 months.   Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during 2014. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors.   Any such equity financing may result in significant dilution of the Company’s existing shareholders.

At June 30, 2014, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.1 million, compared to $0.3 million at December 31, 2013 and net negative working capital of $9.2 million, compared to net negative working capital of $9.3 million at December 31, 2013. As a result, the Company could go into default on debt or other obligations that may come due within the current fiscal year, including the Company’s put obligation, as described further in Note 12 to the Unaudited Consolidated Financial Statements accompanying this report. In addition, the Company’s subsidiary, Pulse Systems, LLC, may go into default on its obligation to make redemption payments on its preferred units, as described in Notes 7 the Unaudited Consolidated Financial Statements accompanying this report. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net cash used in operating activities of $0.1 million in the six months ended June 30, 2014 was primarily due to decrease of accounts receivables of $0.6 million offset by an increase in payables of $0.4 million.   Net cash provided in investing activities of $5,000 for the six months ended June 30, 2013 was due to proceeds from equipment sales offset by equipment purchases. Cash used in financing activities of $0.4 million for the six months ended June 30, 2014 was primarily attributable to payments made to the notes payable and the revolving loan, offset by proceeds from the revolving loan. Decrease in cash was $207,000 compared to an increase in cash of $59,000 for the six months ended June 30, 2014 and 2013, respectively.

Following its acquisition by the Company, Pulse Systems remains party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which currently relates to a revolving loan not to exceed $0.5 million. At June 30, 2014 and December 31, 2013, there was $0.5 million and $0.3 million outstanding, respectively. The revolving loan matures January 31, 2015 and bears interest at LIBOR plus 3.75%. In addition, a $0.9 million term loan, with a remaining balance of $0.3 million as of June 30, 2014 and $0.9 million as of December 31, 2013 respectively. The term loan interest is payable monthly and as of June 30, 2014 is calculated based on LIBOR plus 4.00%, with $167,667 quarterly principal payments due through December 31, 2014. The term loan effective interest rate is 4.19% as of June 30, 2014. The revolving loan and term loan are secured by a lien on all of the assets of Pulse Systems.

The Loan Agreement contains financial covenants. At June 30, 2014, the Company was in default in certain financial covenants within the Loan Agreement.  Specifically, at June 30, 2014, the Company failed to maintain a Fixed Charge Coverage Ratio in excess of 1.25 to 1.0, and the Company failed to maintain a Funded Debt to Adjusted EBITDA Ratio to be less than 1.25 to 1 at June 30, 2014. In April of 2014, following notice of default of financial covenants at March 31, 2014, Fifth Third Bank demanded a pay down on the outstanding balances of the Term loan and the Revolving loan which in May of 2014 had outstanding balances of $733,333 and $420,000, respectively. The Company made $400,000 in payments on the Term loan.  The remaining Term loan balance of $333,000 was due or before July 31, 2014. In addition, the Revolving loan balance was due or before July 31, 2014.   See Note 15 for additional discussion.

The Company has incurred an obligation to St. George Investments, LLC (“St. George”) and The Dove Foundation pursuant to a put right whereby St. George and The Dove Foundation may put their holdings in Company stock back to the Company at a price of $1.26 per share, payable by the Company, pursuant to the Voting and Standstill Agreement dated March 19, 2010, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2010.  If St. George and The Dove Foundation were to exercise their put rights with respect to all of their shares of Company stock owned as of June 30, 2014, then the costs to the Company would be $10,916,319 and $3,123,095, respectively.  The put exercise period runs from October 1, 2014, through March 30, 2015.  St. George is an Illinois limited liability company that is controlled by Mr. John M. Fife, who is our Chairman, Chief Executive Officer and President.  For further details, see Note 12 to the Financial Statements accompanying this report.

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

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the June 30, 2014 and December 31, 2013 condensed balance sheets at a value of approximately $3.2 million and $3.1 million, respectively. The reported amounts are net of the 12% discount. The $83,000 impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations for the six months ended June 30, 2014 and 2013, respectively.

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

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 29, 2013, Pulse filed a lawsuit against Aduro Laser (“Aduro”), Grayson Beck (“Beck”), Demian Backs (Back’s), and Vince Barletta and obtained a Temporary Restraining Order against misappropriation, transfer, or use of Pulse's confidential information. The Order also required a thorough evidence preservation process whereby Aduro’s computer systems and Backs's and Beck's personal computers were forensically preserved and imaged.

On August 19, 2013, UAHC filed a separate lawsuit against Backs and Barletta (signatories to the 2010 UAHC transaction) in Michigan federal court alleging breach of their contractual agreements to keep confidential information and to not compete for Pulse's customers.

The Company and Aduro reached a settlement agreement.
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

Item 6.	Exhibits

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 5, 2014
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 5, 2014
10.1	Non-Recourse Loan Sale Agreement, dated August 15, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed August 19, 2014
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation

Date: November 4, 2014	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2014	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)