Form 10-Q
period 2014-09-30
UNITED AMERICAN HEALTHCARE CORP
filed 2015-03-16
CIK 867963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

Commission File Number: 001-11638

UNITED AMERICAN HEALTHCARE CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	38-2526913
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 East Wacker Drive, Suite 1040
Chicago, Illinois 60601
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code:  (312) 297-7000

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

The number of outstanding shares of registrant’s common stock as of March 12, 2015 is 33,042,766.

United American Healthcare Corporation

Form 10-Q

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

  United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$194	$335
Accounts receivable, net	915	483
Inventories	542	647
Prepaid expenses and other	137	117
Total current assets	1,788	1,582
Goodwill	10,228	10,228
Property and equipment, net	1,465	1,730
Other intangibles, net	1,089	1,413
Other assets	242	242
Total assets	$14,812	$15,195
Liabilities and Shareholders’ Equity
Current liabilities
Put obligation on common stock	$5,694	$5,694
Redeemable preferred member units of subsidiary, current portion and net of discount	3,332	3,082
Long-term debt, current portion	2,404	1,150
Accounts payable	873	646
Accrued expenses	196	212
Other current liabilities	80	103
Total current liabilities	12,579	10,887
Long-term debt, less current portion	50	1,567
Deferred tax liability	301	301
Capital lease obligations, less current portion	103	163
Total liabilities	$13,033	$12,918
Commitments and contingencies
Shareholders’ equity
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par, 150,000,000 shares authorized; 18,292,766 shares issued and outstanding at both September 30, 2014 and December 31, 2013	19,064	19,064
Additional paid in capital	2,273	2,273
Accumulated deficit	(19,558)	(19,060)
Total shareholders’ equity	1,779	2,277
Total liabilities and shareholders’ equity	$14,812	$15,195

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Contract manufacturing revenue	$2,091	$1,824	$5,861	$6,479

Operating Expenses
Cost of contract manufacturing services	$1,447	1,409	$4,045	$4,015
Marketing, general and administrative	782	649	2,236	2,018
Total operating expenses	2,229	2,058	6,281	6,033
Operating income (loss)	(138)	(234)	(420)	446
Discount on preferred member units of subsidiary	(84)	(84)	(251)	(251)
Interest and other income (expense), net	(25)	(30)	(89)	(89)
Income (loss) from continuing operations, before income tax	(247)	(348)	(760)	106
Income tax expense	-	-	-	-
Income (loss) from continuing operations	(247)	(348)	(760)	106
Discontinued Operations
Income from discontinued operations	1	5	262	6
Income tax expense from discontinued operations	-	-	-	-
Income from discontinued operations	1	5	262	6

Net Income (loss)	$(246)	$(343)	$(498)	$112

Continuing Operations:
Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$(0.01)	$(0.02)	$(0.04)	$0.01
Weighted average shares outstanding	18,293	18,293	18,293	18,293
Discontinued Operations:
Net income (loss) per common share – basic and diluted
Net income per common share	$(0.00)	$(0.00)	$0.01	$0.00
Weighted average shares outstanding	18,293	18,293	18,293	18,293

Net income (loss) per common share – basic and diluted
Net income (loss) per common share	$(0.01)	$(0.02)	$(0.03)	$0.01
Weighted average shares outstanding	18,293	18,293	18,293	18,293

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

United American Healthcare Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$(498)	$112
Less: Net income from discontinued operations	262	6
Net income (loss) from continuing operations	(760)	106
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	596	598
Discount on preferred member units of subsidiary	251	251
Change in fair value of interest rate swap	1	(42)
Net changes in other operating assets and liabilities	(160)	285
Net cash provided by (used in) operating activities of continuing operations	(72)	1,198
Net cash provided by operating activities of discontinued operations	262	6
Net cash provided (used in) by operating activities	190	1,204

Investing activities
Proceeds from sale of equipment	19	—
Purchase of equipment	(26)	(541)
Net cash provided by (used) in investing activities by continuing operations	(7)	(541)
Net cash provided by investing activities by discontinued operations	—	—
Net cash provided by (used in) investing activities	(7)	(541)

Financing activities
Payments of long-term debt	(900)	(500)
Payments of affiliated debt	(167)	—
Proceeds from affiliated debt	753	—
Proceeds from related party	300	—
Payments of line of credit	(3,270)	(1,843)
Proceeds from line of credit	3,020	1,993
Payments on capital lease obligation	(60)	(82)
Net cash used in financing activities by continuing operations	(324)	(432)
Net cash used in financing activities by discontinued operations	—	—
Net cash used in financing activities	(324)	(432)

Net increase (decrease) in cash and cash equivalents	(141)	231
Cash and cash equivalents at beginning of period	335	70
Cash and cash equivalents at end of period	$194	$301

Supplemental disclosure of cash flow information:
Interest paid	$93	$461

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

On August 22, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State, increasing the number of authorized shares of common stock of the Company to 150 million. Accordingly, Article 3 of the Articles of Incorporation of the Company has been amended to read:

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

On February 14, 2014, the Company's Board of Directors adopted resolutions to change the Company's fiscal year end to December 31.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.  The results of operations for the nine months are not necessarily indicative of the results of operations expected for the full year ended December 31, 2014 (“2014”) or for any other period.  The accompanying interim unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements and related notes contained in our most recent annual report on Form 10-KT filed with the Securities and Exchange Commission (“SEC”) on April 16, 2014.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Goodwill. Goodwill resulting from business acquisitions is carried at cost. The carrying amount of goodwill is tested for impairment at least annually at the reporting unit level, as defined, and will only be reduced if it is found to be impaired or is associated with assets sold or otherwise disposed of. There was no goodwill impairment charges recorded during the nine months ended September 30, 2014 or 2013.

b.	Inventories. Inventories are valued at the lower of cost, on a first-in, first-out method, or market. Work in process and finished goods include materials, labor and allocated overhead.

Inventories consist of the following at September 30, 2014 and December 31, 2013, (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$113	286
Work in process	401	319
Finished goods	28	42
Inventories	$542	647

c.
Other Intangibles.  Intangible assets are amortized over their estimated useful lives using the straight-line method.  The following is a summary of intangible assets subject to amortization as of September 30, 2014 and December 31, 2013, including the retroactive adjustments for final valuation of such intangible assets (in thousands):

	September 30, 2014	December 31, 2013
Customer list	$2,927	$2,927
Less: accumulated amortization	(1,838)	$(1,514)
Other intangible assets, net	$1,089	$1,413

Amortization expense was $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

d.	Fair Value Measurements. To prioritize the inputs the Company uses in measuring fair value, the Company applies a three-tier fair value hierarchy. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, reflects management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Determining which hierarchical level an asset or liability falls within requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2014:

September 30, 2014	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Put obligation on common stock	$-	$5,694	$-	$5,694

December 31, 2013	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Put obligation on common stock	$-	$5,694	$-	$5,694

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

The Company finalized its valuation of all assets acquired during the nine months ended September 30, 2010, primarily related to long-lived tangible and intangible assets and restated the balance sheet at June 30, 2010 to reflect the final purchase price allocation.

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

	For the Nine Months Ended September 30,
	2014	2013
Revenues	$—	$—
Income from discontinued operations, before income taxes	262	6

NOTE 6 – NOTES PAYABLE

The Company’s long-term borrowings consist of the following at September 30, 2014, and December 31, 2013, respectively (in thousands):

	September 30, 2014	December 31, 2013
Notes payable to related party	1,867	1,567
Notes payable to affiliate	587	—
Notes payable to bank	—	900
Revolving loan	—	250
Total debt	2,454	2,717
Less: current portion	(2,404)	(1,150)
Total long-term debt	$50	$1,567

Following its acquisition by the Company, Pulse Systems was a party to that certain Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which related to a revolving loan not to exceed $0.5 million and a term loan. Effective July 31, 2014, the Loan and Security Agreement between Fifth Third Bank and Pulse Systems was amended due to an event of default by the Company.  The amended agreement required repayment of the revolving loanand the term loan balances on or before August 15, 2014.

On August 15, 2014, Tonaquint, Inc., a Utah corporation (“Tonaquint”), entered into a Non-Recourse Loan Sale Agreement with Fifth Third Bank. Tonquint is an affiliate of John Fife, CEO, President, and Chairman of the Board of Directors of United American Healthcare Corporation. Pursuant to the terms of the Non-Recourse Loan Sale Agreement, Tonaquint purchased the debt that the Company owed to Fifth Third Bank for approximately $753,000 (includes principal, accrued interest and fees). The principal balances of the term loan and revolving loan as of the date of the sale were $333,333 and $405,299, respectively.   Term loan and revolving loan interest is payable to Tonaquint on a monthly basis.  The term loan interest is calculated based on LIBOR plus 4.00% and principal payments of $167,667 are due quarterly through December 31, 2014. The term loan effective interest rate is 4.19% as of September 30, 2014. The revolving loan interest is calculated based on LIBOR plus 3.75%  The Tonaquint revolving loan and Tonaquint term loan are both secured by a lien on all of the assets of Pulse Systems.  The Loan Agreement contains financial covenants.  At September 30, 2014, the Company was in default in certain financial covenants within the Loan Agreement. The Tonaquint revolving and term loans are in default.

At December 31, 2013, $0.3 million was outstanding under the Fifth Third Bank revolving loan and $0.9 million was outstanding under the Fifth Third Bank term loan.

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

On October 10, 2012, the Company issued a Promissory Note (the "Sixth Promissory Note") in favor of St. George, a related party, in exchange for a loan in the amount of $50,000 made by St. George to the Company. The Company used the proceeds of the loan for working capital purposes. Interest on the Sixth Promissory Note accrues at an annual rate of 10%. No payments of principal or interest on the Sixth Promissory Note are due until the Sixth Promissory Note matures, which is on the earlier of (a) December 31, 2014, or (b) the date of (i) the sale of all or substantially all of the assets of the Company or Pulse Systems, (ii) the merger of the Company or Pulse Systems, LLC, or (iii) the sale of all or substantially all of the equity of the Company or Pulse Systems, LLC. Only upon an event of default (as defined in the Sixth Promissory Note), the holder of the Sixth Promissory Note may elect to convert all or any part of the outstanding principal of, and the accrued but unpaid interest on, the Sixth Promissory Note into newly issued shares of common stock of the Company.  The conversion price is $0.004323 per share. On May 31, 2013, this note was assigned to The Dove Foundation, a charitable trust organized under the laws of Illinois (“Dove Foundation”), which is a principal shareholder of the Company.

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

If the Company issues any convertible security with a conversion price lower than that of the promissory notes issued by the Company to St. George, discussed above, the conversion prices for those promissory notes automatically reduces to the lower conversion price. Accordingly, the current conversion price for the Promissory Note, the Second Promissory Note, the Third Promissory Note, the Fourth Promissory Note, the Fifth Promissory Note and the Sixth Promissory Note is $0.004323 per share of the Company’s common stock. If the Company were to default on the promissory notes, and if St. George and Dove Foundation were then to elect to convert the $1,595,000 initial aggregate principal amount of the promissory notes, the Company would be obligated to issue to St. George 346,344,734 shares of common stock and Dove Foundation 11,566,042 shares of common stock. These share issuances would exceed the number of the Company’s authorized shares of common stock that are available to be issued. An issuance of all of the Company’s remaining authorized but unissued shares of common stock to St. George would be highly dilutive to the other holders of the Company’s common stock.

The Company and St George entered into that certain Pledge and Security Agreement dated August 14, 2012 ("St George Pledge Agreement"), thereby providing that the Fifth Promissory Note is secured by all of the Company's ownership interests in its subsidiary, Pulse. The Fifth Promissory Note is also secured by all of the assets of the Company pursuant to that certain Security Agreement between the Company and St George dated August 14, 2012 ("St George Security Agreement").  St George required Pulse to guarantee repayment of the Fifth promissory Note and the Prior Notes, and to secure all such indebtedness by all of the assets of Pulse.  As such, Fifth Third Bank and St George entered into that certain Subordination Agreement dated August 17, 2012 ("Subordination Agreement"), thereby indicating that Fifth Third Bank was in a first lien position, and St George was in a subordinate lien position. St George was also required to execute that certain Membership Interest Pledge Agreement dated August 17, 2012, in favor of Fifth Third, thereby pledging to Fifth Third all of its preferred units in Pulse ("Preferred Unit Pledge Agreement").  Subsequent to Tonaquint’s August 15, 2014 purchase of the Company debt owed to Fifth Third Bank, Tonaquint became the first lien holder.

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

On July 7, 2014, Pulse Systems issued a Promissory Note in favor of Wacker Services Corp, an entity owned by Karl Fife, a board member of the Company, in exchange for a loan in the amount of $300,000. The loan was payable on September 30, 2014 with interest of 8% per annum. The loan was not paid by its maturity date and is in default.

Interest expense was approximately $0.1 million and $0.4 million for nine months ended September 30, 2014 and 2013, respectively.   There was no accrued interest as of September 30, 2014 and December 31, 2013.

NOTE 7 – REDEEMABLE PREFERRED MEMBER UNITS

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units was eliminated, subject to reinstatement if there was a default. Failure to make any of the redemption payments would result in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.

On January 1, 2012, Pulse Systems was in default of the Redemption Agreement. As a result, the $0.83 million reduction from the amount outstanding at June 18, 2010 was reinstated. In addition, 14% return on the preferred amount began from the default date of January 1, 2012. The redeemable preferred units were recorded in the September 30, 2014 and December 31, 2013 condensed balance sheets at a value of approximately $3.3 million and $3.1 million, respectively. The reported amounts are net of the 12% discount. The $83,000 impact of the default of the Redemption Agreement has been reflected in the consolidated statement of operations for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8 – NET LOSS PER COMMON SHARE

Basic net loss per share excluding dilution has been computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the treasury stock method for outstanding stock options and warrants.  For the nine months ended September 30, 2014, the Company incurred a net loss.  Accordingly, no common stock equivalents for outstanding stock options and warrants have been included in the computation of diluted net loss per share for such periods as the impact would be anti-dilutive.

NOTE 9 – COMPREHENSIVE LOSS

There were no other items of comprehensive income or loss, resulting in comprehensive income being the same amount as net income for the nine months ended September 30, 2014 and 2013.

NOTE 10 – SHARE BASED COMPENSATION

The Company recognizes the compensation cost relating to share-based payment transactions in the Company's consolidated financial statements. That cost is measured based on the fair value of the equity instruments issued on the date of grant. There was no stock-based compensation expense for the nine months ended September 30, 2014 and 2013.

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

On October 10, 2012, the Company issued a Promissory Note (the "Sixth Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company. This note was assigned to Dove Foundation on May 31, 2013.

On June 25, 2013, the Company issued 5,600,000 to St. George, at a price of $0.004323 per share, representing $24,208.80 of the outstanding balance of the Fifth Promissory Note.

On October 10, 2013, the Company issued a Promissory Note (the "Seventh Promissory Note") in favor of St. George in exchange for a loan in the amount of $50,000 made by St. George to the Company.

On July 7, 2014, Pulse Systems issued a Promissory Note in favor of Wacker Services Corp, an entity owned by Karl Fife, a board member of the Company, in exchange for a loan in the amount of $300,000. The loan is payable on September 30, 2014 with interest of 8% per annum.

On August 15, 2014, Tonaquint, Inc., a Utah corporation (“Tonaquint”), entered into a Non-Recourse Loan Sale Agreement with Fifth Third Bank. Tonquint is an affiliate of John Fife, CEO, President, and Chairman of the Board of Directors of United American Healthcare Corporation. Pursuant to the terms of the Non-Recourse Loan Sale Agreement, Tonaquint purchased the debt that the Company owed to Fifth Third Bank for approximately $753,000 (includes principal, accrued interest and fees).

See Note 6 "Notes Payable" and Note 15 “Subsequent Events” for additional discussion of the Promissory Notes discussed above.

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

Management Services Agreement

The Company paid expenses of $0 and $49,052 for the nine months ended September 30, 2014 and 2013, respectively, to Wacker Services Corp, an affiliate company, for reimbursements for consulting services, rent, and utilities of shared office space.

NOTE 12 – COMMITMENT & CONTINGENCIES

Standstill Agreement

On March 19, 2010, the Company and St. George Investments, LLC (“St. George”), which on that date was a 23.13% owner of the Company, entered into a Voting and Standstill Agreement (the “Standstill Agreement”).

On October 9, 2013, the Company entered into a Fifth Amendment to the Voting and Standstill Agreement (the "Fifth Amendment") with St. George and Dove Foundation.  The Fifth Amendment further amends the Standstill Agreement dated June 7, 2010, (ii) the Agreement to Join the Voting and Standstill Agreement by Dove Foundation dated June 7, 2010, (iii) the Acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010, (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011, (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012, and (vi) the Fourth Amendment to Voting and Standstill Agreement dated January 10, 2013 (as so amended, the “Voting and Standstill Agreement”).

In connection with the Fifth Amendment, St. George and Dove Foundation have agreed to forbear on exercising their rights to cause the Company to purchase their respective shares of the Company’s common stock, and the Company has agreed to postpone the “Put Commencement Date” (as defined in the Voting and Standstill Agreement) until October 1, 2014.  As a result, the “Put Exercise Period” (as defined in the Voting and Standstill Agreement) will end on March 30, 2015.  In addition, the Fifth Amendment deletes certain provisions in the Voting and Standstill Agreement which have become inapplicable or obsolete, such as proxy and standstill provisions, call options, preferred stock calls and board observation rights, and it revises the definition of “Conversion Shares” therein to include share of the Company’s common stock issuable upon conversion of any security or instrument issued by the Company, including any promissory note. See Note 15 - Subsequent Events for further information related to the Voting and Standstill Agreement.

Litigation

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business.

On April 21, 2014, UHY Advisors MI Inc. and UHY LLP ("UHY") filed a complaint against the Company for alleged breach of contract.  UHY is seeking damages of approximately $102,000 from the company. See additional information related to the settlement of this claim in Note 15 – Subsequent Events.

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

NOTE 14 – UNAUDITED SEGMENT FINANCIAL INFORMATION

Summarized financial information for the Company’s principal operations, for the nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013, is as follows (in thousands):

Nine Months Ended September 30, 2014	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$5,861	$	−	$5,861
Revenue – intersegment		−	−		−	−
Total revenue	$	−	$5,861	$	−	$5,861
Loss from continuing operations, before income taxes		$(434)	$(326)	$	−	$(760)
As of September 30, 2014
Segment assets		$9,838	$14,567		$(9,593)	$14,812

Nine Months Ended September 30, 2013	Management Companies (1)		Contract Manufacturing Services (2)	Corporate & Eliminations		Consolidated Company
Revenue – external customers	$	−	$6,479	$	−	$6,479
Revenue – intersegment		−	−		−
Total revenue	$	−	$6,479	$	−	$6,479
Earnings (loss) from continuing operations, before income taxes		$(397)	$503	$	−	$106
As of December 31, 2013
Segment assets		$10,186	$14,944		$(9,935)	$15,195
1)	Management Companies: United American Healthcare Corporation and United American of Tennessee, Inc.
2)	Pulse Systems: Provider of Contract Manufacturing Services to the medical device industry.

NOTE 15 – SUBSEQUENT EVENTS

The Company has performed a review of events subsequent to the balance sheet date.

On October 24, 2014, St. George elected to convert $55,118.25 of the outstanding balance of the Secured Promissory Note issued by the Company to St. George on August 14, 2012, as disclosed in the Current Report on Form 8-K filed by the Company on August 27, 2012, at the conversion price of $0.004323 per share, whereupon the Company issued 12,750,000 shares of its common stock to St. George.

On October 24, 2014, 2014, Dove Foundation elected to convert $8,646.00 of the outstanding balance of the Unsecured Promissory Note issued by the Company to St. George on October 10, 2012, as disclosed in the Quarterly Report on Form 10-Q filed by the Company on November 9, 2012, and transferred by St. George to Dove Foundation on May 31, 2013, pursuant to a Contribution and Assignment Agreement, as disclosed in the Schedule 13D filed by Dove Foundation on July 9, 2013, at the conversion price of $0.004323 per share, whereupon the Company issued 2,000,000 shares of its common stock to Dove.

 On October 27, 2014, the Company entered into a Sixth Amendment to Voting and Standstill Agreement (the "Sixth Amendment") with St. George and Dove Foundation. St. George is an affiliate of John M. Fife, who is the President, CEO, Chairman, and controlling shareholder of the Company.

The Sixth Amendment further amends the Voting and Standstill Agreement dated March 19, 2010, between the Company and St. George, which was previously amended by: (i) the Amendment to Voting and Standstill Agreement dated June 7, 2010; (ii) the Agreement to Join the Voting and Standstill Agreement by Dove dated June 7, 2010; (iii) the acknowledgment and Waiver of Certain Provisions of the Voting and Standstill Agreement dated June 18, 2010; (iv) the Second Amendment to Voting and Standstill Agreement dated November 3, 2011; (v) the Third Amendment to Voting and Standstill Agreement dated May 15, 2012; (vi) the Fourth Amendment to Voting and Standstill Agreement dated January 10, 2013; and (vii) the Fifth Amendment to the Voting and Standstill Agreement dated October 9, 2013 (as so amended, the "Voting and Standstill Agreement").

In connection with the Sixth Amendment, St. George and Dove Foundation have agreed to forbear on exercising their rights to cause the Company to purchase their respective shares of the Company's common stock, and the Company has agreed to postpone the "Put Commencement Date" (as defined in the Voting and Standstill Agreement) until April 1, 2015. As a result, the "Put Exercise Period") (as defined in the Voting and Standstill Agreement) will commence on April 1, 2014, and end on September 30, 2015.

On April 21, 2014, UHY Advisors MI Inc. and UHY LLP ("UHY") filed a complaint against the Company for alleged breach of contract.  UHY was seeking damages of approximately $102,000 from the company. On October 21, 2014, UHY and the Company signed a Settlement Agreement which required the Company to make a payment of $57,500 to UHY on or before October 31, 2014.  The payment was made and the complaint has been dismissed.

On December 31, 2014, the Promissory Note, the Second Promissory Note, the Third Promissory Note, the Fourth Promissory Note, the Fifth Promissory Note and the Sixth Promissory Note reached their maturity date.  The Company was unable to pay these promissory notes by their maturity date and these notes are now in default.  Additionally, these payment defaults triggered a default under the Seventh Promissory Note.

By agreements dated September 11, 2014 and January 9, 2015, UAHC and its subsidiary, Pulse Systems, LLC ("Pulse"), reached final settlements in lawsuits against Aduro Corporation (d/b/a Aduro Laser), Grayson Beck, Demian Backs, and Vince Barletta (collectively, "settling parties").  Previously in 2013, Pulse obtained a Temporary Restraining Order against the same parties for misappropriation of trade secrets, unfairly competition, and unauthorized use of Pulse's confidential information.  Under the terms of the settlement agreements, which are confidential, the settling parties have continuing obligations to UAHC and Pulse.

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

Operating Results

For the Three Months Ended September 30, 2014 Compared
to the Three Months Ended September 30, 2013

Total contract manufacturing services increased $0.3 million to $2.1 million for the three months ended September 30, 2014, compared $1.8 million for the three months ended September 30, 2013. The increase in contract manufacturing services is due to increased customer orders.

Cost of contract manufacturing services remained substantially the same at $1.4 million for the three months ended September 30, 2014 and 2013, respectively.

Marketing, general and administrative expenses increased by $0.1 million to $0.8 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013.  The increase in marketing, general and administrative expenses in primarily due to increased legal fees.

Total operating expenses increased by $0.1 million to $2.2 million for the three months ended September 30, 2014 compared to $2.1 for the three months ended September 30, 2013. The increase in primarily due to the increased marketing, general and administrative expenses.

There was no income tax expense for the three months ended September 30, 2014 and September 30, 2013.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations was $247,000, or ($0.01) per basic share, for the quarter ended September 30, 2014, compared to loss from continuing operations of $348,000, or ($0.03) per basic share, for the quarter ended September 30, 2013.

Income from discontinued operations was $1,000 or $0.00 per basic share for the quarter ended September 30, 2014, compared to income from discontinued operations of $5,000, or $0.00 per basic share for the quarter ended September 30, 2013.

Net loss was $246,000 or ($0.01) per basic share for the quarter September 30, 2014 compared to net loss of $343,000 or ($0.01) per basic share for the quarter ended September 30, 2013.

For the Nine Months Ended September 30, 2014 Compared
to the Nine Months Ended September 30, 2013

Contract manufacturing services decreased $0.6 million to $5.9 million for the nine months ended September 30, 2014, compared $6.5 million for the nine months ended September 30, 2013. The decrease in sales is due to decreased customer orders.

Cost of contract manufacturing services essentially remained the same at $4.0 million for the nine months ended at both September 30, 2014 and 2013.

Marketing, general and administrative expenses increased by $0.2 million to $2.2 million for the nine months ended September 30, 2014 compared to $2.0 million for the nine months ended September 30, 2013.  The increase in marketing, general and administrative expenses in primarily due to increased legal fees.

Total operating expenses increased $0.3 million to $6.3 million for the nine months ended September 30, 2014 compared to $6.0 for the nine months ended September 30, 2013.

There was no income tax expense for the nine months ended September 30, 2014 and September 30, 2013.  The Company's effective tax rate for both periods of 0% differs from the statutory rate of 34%.  This difference is primarily related to an increase in the valuation allowance against the future tax benefit of the current period losses as the Company does not believe that the realization of the benefit is more likely than not.

Loss from continuing operations was $0.8 million, or ($0.04) per basic share, for the nine months ended September 30, 2014, compared to income from continuing operations of $0.1 million, or $0.01 per basic share, for the nine months ended September 30, 2013.

Income from discontinued operations was $262,000 or $0.01 per basic share for the nine months ended September 30, 2014, compared to income from discontinued operations of $6,000, or $0.00 per basic share for the nine months ended September 30, 2013. The increase in income from discontinued operations is due to the receipt of escrow funds from the State of Tennessee related to the TennCare contract.

Net loss was $0.5 million or ($0.03) per basic share for the nine months ended September 30, 2014 compared to net income of $0.1 million, or $0.01 per basic share for the nine months ended September 30, 2013.

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

At September 30, 2014, the Company had (i) cash and cash equivalents and short-term marketable securities of $0.2 million, compared to $0.3 million at December 31, 2013 and net negative working capital of $10.8 million at both September 30, 2014 and December 31, 2013. As a result, the Company is in default on debt obligations that have come due within the current fiscal year, and could go into default on other obligations, including the Company’s put obligation, as described further in Note 12 to the Unaudited Consolidated Financial Statements accompanying this report. The Company’s management and auditors have concluded that these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The consolidated financial statements accompanying this report do not include any adjustments relating to the recoverability of recorded assets, or amounts and classification of recorded assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to provide the Company with the ability to continue its operations, the Company’s management has instituted cost savings actions to reduce corporate overhead. To the extent the Company needs to finance our debt or other obligations, or fund capital expenditures or acquisitions, we will need to access the capital markets by, for example, issuing securities in private placements or private investments in public equities ("PIPE") offerings. These financings will likely be highly dilutive to existing shareholders. Market and economic conditions may continue to limit our sources of funds for these activities and our ability to finance our debts or other obligations. We may seek financing from members of our Board of Directors, including Mr. Fife, and their affiliates. We may have no alternatives other than to seek and accept additional financing from Mr. Fife’s affiliates. Management is also exploring opportunities to divest the Company’s subsidiary, Pulse Systems, LLC.

Net cash used in operating activities of $0.2 million in the nine months ended September 30, 2014 was primarily due to decrease of accounts receivables of $0.4 million offset by an increase in payables of $0.2 million.   Net cash used in investing activities of $7,000 for the nine months ended September 30, 2013 was due to purchases of equipment offset by equipment sales. Cash used in financing activities of $0.3 million for the nine months ended September 30, 2014 was primarily attributable to payments made to the notes payable and the revolving loan, offset by proceeds from the revolving loan and affiliated debt. Decrease in cash was $141,000 compared to an increase in cash of $59,000 for the nine months ended September 30, 2014 and 2013, respectively.

Following its acquisition by the Company, Pulse Systems was a party to the Loan and Security Agreement, as amended (the “Loan Agreement”), with Fifth Third Bank, which related to a revolving loan and a term loan. Effective July 31, 2014, the Loan and Security Agreement between Fifth Third Bank and Pulse Systems was amended due to an event of default by the Company.

On August 15, 2014, Tonaquint, Inc., a Utah corporation (the “Buyer”), entered into a Non-Recourse Loan Sale Agreement with Fifth Third Bank, an Ohio banking corporation, as successor by merger to Fifth Third Bank, a Michigan banking corporation (the “Seller”). The Buyer is an affiliate of John Fife, CEO, President, and Chairman of the Board of Directors of United American Healthcare Corporation. Pursuant to the terms of the Non-Recourse Loan Sale agreement, the Buyer purchased the outstanding revolving and term loans that the Company owed to the Seller for approximately $753,800.

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

In connection with the acquisition of Pulse, Pulse Systems also entered into a Redemption Agreement, dated June 18, 2010 (the “Redemption Agreement”), with Pulse Systems Corporation, the holder of all of the outstanding preferred units in Pulse Systems. The aggregate redemption price is $3.99 million for the preferred units, including the accrued but unpaid return on such units, which reflects a $0.83 million reduction from the actual outstanding amount as of the date of the agreement. In addition, the 14% dividend rate on the preferred units is eliminated, which was subject to reinstatement if there was a default as explained in the next sentence. Failure to make any of the redemption payments results in the increase of the redemption price for it preferred units by $0.83 million and a 14% per annum cumulative (but not compounded) return on the aggregate amounts of the unredeemed preferred units plus the $0.83 million commencing on the date of default. Pulse Systems Corporation agreed to the redemption of its preferred units over a two-year period, commencing with a cash payment made at closing of $1.75 million. On August 30, 2011, St. George Investments purchased the preferred stock held by Pulse Corporation in Pulse Systems, LLC. The obligations of Pulse Systems under the redemption agreement are subordinate to its obligations under the Loan Agreement and Pledge Agreement.

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

On July 7, 2014, Pulse Systems issued a Promissory Note in favor of  Wacker Services Corp, an entity owned by Karl Fife, a board member of the Company, in exchange for a loan in the amount of $300,000.

See Note 6 and Note 15 to the Financial Statements Accompanying this report for additional information on the above obligations.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based upon that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during our first quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

UHY

On April 21, 2014, UHY Advisors MI Inc. and UHY LLP ("UHY") filed a complaint against the Company for alleged breach of contract.  UHY was seeking damages of approximately $102,000 from the company. On October 21, 2014, UHY and the Company signed a Settlement Agreement which required the Company to make a payment of $57,500 to UHY on or before October 31, 2014.  The payment was made and the complaint has been dismissed.

ADURO

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

On July 29, 2013, Pulse filed a lawsuit against Aduro Laser (“Aduro”), Grayson Beck (“Beck”), Demian Backs (“Back’s”), and Vince Barletta (“Barletta”) and obtained a Temporary Restraining Order against misappropriation, transfer, or use of Pulse's confidential information. The Order also required a thorough evidence preservation process whereby Aduro's computer systems and Backs's and Beck's personal computers were forensically preserved and imaged.

On August 19, 2013, UAHC filed a separate lawsuit against Backs and Barletta (signatories to the 2010 UAHC transaction) in Michigan federal court alleging breach of their contractual agreements to keep confidential information and to not compete for Pulse's customers.

By agreements dated September 11, 2014 and January 9, 2015, UAHC and its subsidiary, Pulse Systems, reached final settlements in lawsuits against Aduro, Beck, Backs, and Barletta (collectively, "settling parties").  Under the terms of the settlement agreements, which are confidential, the settling parties have continuing obligations to UAHC and Pulse.

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

Absent access to sources of external financial support, including accommodations and financing from affiliates, the Company expects to be at or below minimum levels of cash necessary to operate the business during calendar year 2014. The Company is exploring additional debt or equity financing and other accommodations, including from affiliates such as members of its board of directors.   Any such equity financing may result in significant dilution of the Company’s existing shareholders.  Additionally, the Company is exploring opportunities to divest its subsidiary, Pulse Systems, LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” elsewhere in this report.

Item 6.	Exhibits

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 5, 2014
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 5, 2014
10.1	Non-Recourse Loan Sale Agreement, dated August 15, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed August 19, 2014
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United American Healthcare Corporation

Date: March 13, 2015	By: /s/ John M. Fife
John M. Fife
Chairman, President & Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2015	By: /s/ Robert Sullivan
Robert Sullivan
Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer)